Form 10-Q
period 1995-02-25
GENOME THERAPEUTICS CORP
filed 1995-04-11
CIK 356830

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            ____________


                             FORM 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934


               For Quarter Ended: February 25, 1995


                  Commission File No:  0-10824


                GENOME THERAPEUTICS CORPORATION
     (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                         04-2297484
(State or other jurisdiction           (I.R.S. employer of
incorporation or organization)         identification no.)


             100 BEAVER STREET;  WALTHAM, MASSACHUSETTS   02154
             (Address of principal executive offices)     (Zip code)


           Registrant's telephone number:  (617) 893-5007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                12,628,946
        $.10 PAR VALUE              Outstanding March 23, 1995

     SERIES B RESTRICTED STOCK          57,512
       $.10 PAR VALUE               Outstanding March 23, 1995

          Genome Therapeutics Corp. and Subsidiaries

Index to Financial Information (Unaudited) and Other Information


                                                   Page
Part I
Financial Information (Unaudited):


Consolidated Condensed Balance Sheets as of          3
February 25, 1995 and August 31, 1994


Consolidated Condensed Statements of Operations      4
for the 13-week periods ended February 25, 1995
and February 26, 1994


Consolidated Statements of Cash Flows for the        5
13-week periods ended February 25, 1995
and February 26, 1994

Notes to Consolidated Condensed Financial            6
Statements


Management's Discussion and Analysis of Financial    7-9
Conditions and Results of Operations



Part II
Other Information:

Other Information                                    10


Signature                                            11

                 GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                        February 25, 1995      August 31, 1994

Assets:
Current Assets:
  Cash and Cash Equivalents               $2,389,908              $1,208,836
  Short-term Investments                     800,179               3,008,344
  Receivables:
    Trade and Other (net of allowances
      for doubtful accounts)                 474,063                 391,151
    Unbilled Costs                           269,849                 229,045
  Prepaid Expenses                           149,107                  17,836
  Other Current Assets                         3,800                   4,550
                                        ____________             ___________
      Total Current Assets                 4,086,906               4,859,762

Equipment and Leasehold Improvements, at cost:
  Laboratory and Scientific Equipment      1,045,127                 752,482
  Leasehold Improvements                   1,570,930               1,446,236
  Office Equipment and Furniture             728,149                 532,656
  Unfinished Plant and Equipment             115,246                 173,186
                                        ____________             ___________
                                           3,459,452               2,904,560
  Less Accumulated Depreciation            2,253,184               2,120,146
                                        ____________             ___________
                                           1,206,268                 784,414

Other Assets                                 268,883                 266,506
                                        ____________             ___________

     Total Assets                         $5,562,057              $5,910,682



Liabilities and Shareholders' Equity:
Current Liabilities:
  Accounts Payable                          $405,078                $450,854
  Accrued Expenses                           905,029                 838,595
  Deferred Contract Revenue                   56,325                  37,991
  Current Maturities of Capital
   Lease Obligations                         212,649                 193,388
                                       _____________             ___________
      Total Current Liabilities            1,579,081               1,520,828

Deferred Compensation                        166,485                 153,507
Capital Lease Obligations, net of
 Current Maturities                          651,670                 165,299

Shareholders' Equity                       3,164,821               4,071,048
                                       _____________             ___________
      Total Liabilities and
       Shareholders' Equity               $5,562,057              $5,910,682


See notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________________________________________________________
                                      13 Weeks Ended           26 Weeks Ended
                                   2/25/95     2/26/94      2/25/95    2/26/94
________________________________________________________________________________

Revenues:
  Operating Revenues            $1,888,668   $1,524,540   $3,426,568  $3,137,514
  Interest Income                   44,673       24,804       85,755      60,274
  Royalties                         35,559       47,584       71,120      78,834
                               ___________  ___________  ___________  __________
        Total Revenues           1,968,900    1,596,928    3,583,443   3,276,622

Costs and Expenses:
  Cost of Revenues               1,661,910    1,308,153    2,988,760   2,594,864
  Research and Development         282,272       64,717      537,903      92,529
  General and Administrative       480,943      524,401      963,007   1,092,258
                               ___________  ___________   __________  __________

     Total Costs and Expenses    1,425,125    1,897,271    4,489,670   3,779,651
                               ___________  ___________   __________  __________

        Net Loss                 ($456,226)   ($300,343)   ($906,227) ($503,029)
                               ___________  ___________   __________  _________)

Net Loss per Common Share           ($0.04)      ($0.03)      ($0.08)     (0.05)
                               ___________  ___________   __________  __________

Weighted Average Number of
  Common Shares Outstanding     11,778,946   10,737,435    11,778,946 10,718,463
                               ___________  ___________   ___________ __________


See notes to Consolidated Condensed Financial Statements

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
_____________________________________________________________________________

                                               Twenty-six Weeks Ended
                                            February 25,        February 26,
                                               1995                 1994
_____________________________________________________________________________

Cash Flows from Operating Activities:
Net Loss                                     ($906,227)          ($503,029)
Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities:
    Depreciation and Amortization              144,380             101,012
    Deferred Compensation                       12,978              13,172
    Provision for Accounts Receivable                0              45,161
    Changes in Assets and Liabilities:
      (Increase) Decrease in Current Assets:
        Receivables                           (123,716)           (105,296)
        Prepaid Expenses                      (131,271)            (72,399)
        Other Current Assets                       750                 (39)
      Increase (Decrease) in Current Liabilities:
        Accounts Payable                       (45,776)            (33,319)
        Accrued Expenses                       232,674             (35,550)
        Deferred Contract Revenue               18,334             (84,053)
                                           ____________        ____________
              Total Adjustments                108,253            (171,311)

              Net Cash Used for Operating
               Activities                     (797,974)           (674,340)

Cash Flows from Investing Activities:
  Purchases of Equipment and Leasehold
     Improvements                              (68,844)            (17,329)
  Decrease in Short-Term Investments         2,208,165             (22,590)
  Increase in Other Assets                      (9,778)           (114,716)
  Purchase of Long-term Investment                   0             (50,000)
                                           ____________        _____________
       Net Cash Provided by (Used for)
        Investing Activities                 2,129,543            (204,635)

Cash Flows from Financing Activities:
  Proceeds from Exercise of
    Stock Options                                    0             135,182
  Principal Payments under Capital Lease
    Obligations                               (150,497)            (87,622)
                                            ___________        _____________
       Net Cash Provided by (Used for)
        Financing Activities                  (150,497)             47,560
                                            ___________        _____________

Net Increase (Decrease) in Cash
 and Cash Equivalents                        1,181,072            (831,415)
Cash and Cash Equivalents at
 Beginning of Period                         1,208,836           1,892,932
                                            ___________        ____________

Cash and Cash Equivalents
at End of Period                            $2,389,908          $1,061,517
                                          _______________    ________________

Supplemental Disclosure of Cash
Flow Information:
  Interest Paid during Period                  $28,354             $10,622
                                            ___________        ____________

Supplemental Schedule of Noncash
 Investing Activities:
     Property and Equipment Acquired
     under Capital Leases                     $656,129             $23,665



See notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
- -------------------------------------------------------------------------------

    1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the thirteen (13) and twenty-six (26) week periods ended February 25, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

   2. For all periods presented, net loss per common share is based upon the weighted average number of shares outstanding during the period, since inclusion of common equivalent shares would be anti-dilutive.

   3. On March 20, 1995, the Company sold 850,000 shares of common stock for net proceeds of $2,038,500. The following selected financial statement information reflects the private placement described above.

                                                February      February
                                                 25, 1995      25, 1995
                                                (Unaudited)   (Pro-forma)

        Cash and Cash Equivalents               $2,389,908    $4,428,408
        Total Current Assets                    $4,086,906    $6,125,406
        Total Assets                            $5,562,057    $7,600,557
        Shareholders' Equity                    $3,164,821    $5,203,321
        Total Liabilities and                   $5,562,057    $7,600,557
          Shareholders' Equity

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

   As of February 25 1995, the Company's cash and short-term investments were approximately $3,190,000. In addition, on March 20, 1995, the Company sold 850,000 shares of common stock for net proceeds of $2,038,500. The Company believes that these funds are adequate to meet its short-term operational and capital needs. However, the Company needs to continue to supplement its capital in order to pursue its therapeutic strategy.

   During the thirteen (13) and twenty-six (26) week periods ended February 25, 1995, the Company used cash resources of approximately $409,000 and $1,027,000, respectively, the majority of which was used to support operations. During the same periods last year, the Company used cash resources of approximately $422,000 and $809,000, respectively, to primarily support operations.

RESULTS OF OPERATIONS

   For the thirteen week period ended February 25, 1995, total revenues increased approximately $372,000 or 23% when compared to the same period last year from $1,597,000 in fiscal 1994 to $1,969,000 in fiscal 1995 and increased $354,000 or 22% from $1,615,000 when compared to the prior quarter.

   For the twenty-six (26) week period ended February 25, 1995, total revenues increased $307,000 or 9% when compared to the same period last year from $3,277,000 in fiscal 1994 to $3,583,000 in fiscal 1995.

   For the thirteen (13) week period ended February 25, 1995, operating revenues increased substantially by approximately 23% when compared to both the same period last year and prior quarter of this year reflecting primarily an increase in newly funded government research programs.

   Operating revenue for the twenty-six (26) week period ended February 25, 1995 increased $289,000 or 9% when compared to the same period last year also reflecting an increase in newly funded government research programs.

   For the thirteen (13) and twenty-six (26) week periods ended February 25, 1995, royalty income decreased by approximately $12,000 and $8,000, respectively, when compared to the same periods last year reflecting a $16,000 favorable sales adjustment last year which increased royalty income to reflect actual sales performance by Pfizer, Dow Chemical's licensee, of recombinant chymosin. Royalty income from Dow is accrued monthly based on prior year sales and is adjusted once a year to reflect actual sales performance by Pfizer. This year's royalty adjustment is scheduled for next quarter. Royalty income remained relatively constant when compared to the prior quarter.

   Interest income for the thirteen (13) and twenty-six (26) week periods ended February 25, 1995 increased approximately $20,000 and $25,000, respectively, when compared to the same periods last year reflecting an increase in interest rates as well as invested funds due to proceeds received from the sale of common stock during the second and third quarter of fiscal
1994. Interest income remained relatively constant when compared to the prior quarter.

COSTS AND EXPENSES

   For the thirteen (13) week period ended February 25, 1995, cost of revenues, as a percentage of operating revenues, increased 2% when compared to both the same period last year and prior quarter of this year. For the twenty-six (26) week period ended February 25, 1995, cost of revenues, as a percentage of operating revenues, increased from 83% to 87% when compared to the same period last year. These increases can be attributed to increased occupancy cost and related depreciation and amortization expenses associated with the expansion of the research contract business into laboratory space at our Beaver Street facility. Last year, this space was sublet to Dianon Systems, Inc., the purchaser of our diagnostics testing business. As of July 1994, Dianon has relocated its employees out of the sublet space to accommodate growth in the Company's research contract business.

   For the thirteen (13) week period ended February 25, 1995, cost of revenues, in absolute dollars, increased approximately 26% when compared to both the same period last year and the prior quarter. For the twenty-six (26) week period ended February 25, 1995, cost of revenues, in absolute dollars, increased 15% when compared with the same period last year.
These increases reflect primarily the substantial increase in operating revenues as well as increased occupancy cost, as noted above.

    For the thirteen (13) and twenty-six (26) week periods ended February 25, 1995, company-funded research and development expenses increased substantially when compared to the same periods last year reflecting primarily the period expenses associated with the Company's project in Helicobacter pylori, the causative agent of stomach ulcers and believed to be responsible for some gastrointestinal cancers. For the thirteen (13) week period ended February 25, 1995, company-funded research and development expenses increased 10% when compared to the prior quarter.

   For the thirteen (13) and twenty-six (26) week periods ended February 25, 1995, general and administrative expenses decreased by 8% and 11%, respectively, when compared to the same periods last year reflecting primarily personnel reduction in administrative support including the resignation of Dr. Orrie Friedman as a full-time employee and Chairman of the Board of the Company.  As of June 30, 1994, Dr. Friedman terminated his employment
with the Company.   General and administrative expenses for the thirteen (13)
week period ended February 25, 1995 remained relatively constant when compared to the prior quarter.

               Part II


Item 1.        Legal Proceedings

               None

Item 2.        Changes In Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               See Insert A

Item 5.        Other Information

               Subsequent to the quarter ended February 25, 1995, the Company issued 850,000 shares of Common Stock through a private placement. Proforma information is included in Note 3 to the Notes to Consolidated Condensed Financial Statements.

Item 6.        Exhibits and Reports on Form 8-K

               a) Exhibits:

               None.

               b) Reports on Form 8-K

               None.

                             Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.


                                     Genome Therapeutics Corporation

                                     /S/ Fenel M. Eloi
                                     ______________________
                                     Fenel M. Eloi
                                    (Principal Financial Officer)

                                     Date:  March 23, 1995

                               Insert A

    The Company's Special Meeting in lieu of an Annual Meeting was held on January 23, 1995. At the meeting, shareholders took the following actions.

     1)  Election of Directors.

            Name of Nominee                     Shares Voting
                                            For          Withhold Authority
         Robert J. Hennessey             10,550,407         448,490

         Orrie M. Friedman               10,534,712         464,185

         Philip J. Leder                 10,551,807         447,090

         Lawrence Levy                   10,542,907         455,990

         Donald J. McCarren              10,547,107         451,790

         Steven M. Rauscher              10,547,307         451,590

     2)  To approve a grant of stock option to Dr. Philip Leder

           For            Against        Abstain        No Voting

         10,113,161       670,508         71,554         143,674

     3)  To approve a grant of stock option to Dr. Paul Zamecnik

           For            Against        Abstain        No Voting

         10,063,109       713,925         78,189         143,674

     4) To consider an amendment to the Company's Restated Articles of Organization to authorize 3,500,000 shares of preferred stock.

           For            Against        Abstain        No Voting

          6,487,846       815,512         71,699        3,623,840

     5) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 1995.

           For            Against        Abstain

         10,902,892        47,295         48,710