Form 10-Q
period 1995-05-27
GENOME THERAPEUTICS CORP
filed 1995-07-07
CIK 356830

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         ____________

                         FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For Quarter Ended:  May 27, 1995

               Commission File No:  0-10824

               GENOME THERAPEUTICS CORPORATION
     (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                            04-2297484
     (State or other jurisdiction      (I.R.S. identification no.)
      of incorporation or organization)


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

        COMMON STOCK                    ______12,844,637________
        $.10 PAR VALUE                  Outstanding July 7, 1995

    SERIES B RESTRICTED STOCK           __________57,512________
        $.10 PAR VALUE                  Outstanding July 7, 1995

- --------------------------------------------------------------------

           Genome Therapeutics Corp. and Subsidiaries

      Index to Financial Information (Unaudited) and Other
          Information

                                                        Page
Part I
Financial Information  (Unaudited) :

 Consolidated Condensed Balance Sheets as of              3
     May 27, 1995 and August 31, 1994

 Consolidated Condensed Statements of Operations          4
     for the 13 and 39 week periods ended May 27, 1995
     and May 28, 1994

 Consolidated Statements of Cash Flows for the            5
     39-week periods ended May 27, 1995
     and May 28, 1994

 Notes to Consolidated Condensed Financial                6
     Statements for the 39-week periods ended
     May 27, 1995 and May 28, 1994

 Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                 7-9


Part II
Other Information:

     Other Information                                    10

     Signature                                            11

                                 Page 2
- ---------------------------------------------------------------------

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                      May 27,      August 31,
                                        1995            1994
Assets:
Current Assets:
   Cash and Cash Equivalents        $1,599,131     $1,208,836
   Short-term Investments            2,829,154      3,008,344
   Receivables:
     Trade and Other (net of allowances
       for doubtful accounts)          274,073        391,151
     Unbilled Costs                    276,435        229,045
   Prepaid Expenses                    107,656         17,836
   Other Current Assets                  3,800          4,550
        Total Current Assets         5,090,249      4,859,762

Equipment and Leasehold
Improvements, at cost:
   Laboratory and Scientific
     Equipment                       1,230,710        752,482
   Leasehold Improvements            1,570,930      1,446,236
   Office Equipment and Furniture      791,499        532,656
   Unfinished Plant and Equipment      251,763        173,186
                                     3,844,902      2,904,560
   Less Accumulated Depreciation     2,344,600      2,120,146
                                     1,500,302        784,414

Restricted Cash                        605,540              0
Other Assets                           281,507        266,506

        Total Assets                $7,477,598     $5,910,682



Liabilities and Shareholders'
Equity:
Current Liabilities:
   Accounts Payable                   $381,775       $450,854
   Accrued Expenses                    809,359        838,595
   Deferred Contract Revenue             9,537         37,991
   Current Maturities of Capital       331,653        193,388
     Lease Obligations

        Total Current Liabilities    1,532,324      1,520,828

Deferred Compensation                  172,974        153,507
Capital Lease Obligations, net of
  Current Maturities                   779,613        165,299

Shareholders' Equity                 4,992,687      4,071,048

        Total Liabilities and
          Shareholders' Equity      $7,477,598     $5,910,682


See notes to consolidated condensed financial statements.




                            Page 3
- ----------------------------------------------------------------------

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                              Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                May 27,    May 28,     May 27,     May 28,
                                  1995       1994        1995        1994

Revenues:
  Operating Revenues        $1,935,942   $1,539,064   $5,362,510   $4,676,579
  Interest Income               71,863       38,458      157,619       98,732
  Royalties                     11,853       34,750       82,973      113,584

   Total Revenues            2,019,658    1,612,272    5,603,102    4,888,895


Costs and Expenses:
  Cost of Revenues           1,696,476    1,266,336    4,685,240    3,861,200
  Research and Development     231,506       84,630      769,404      177,159
  General and Administrative   559,648      546,035    1,522,657    1,638,293

   Total Costs and Expenses  2,487,630    1,897,001    6,977,301    5,676,652

   Net Loss                  ($467,972)   ($284,729) ($1,374,199)   ($787,757)

Net Loss per Common Share       ($0.04)      ($0.03)      ($0.11)      ($0.07)


Weighted Average Number of
  Common Shares Outstanding  12,470,154   11,170,694   12,009,349   10,894,207



See notes to consolidated condensed financial statements.

                                Page 4
- ---------------------------------------------------------------------------

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Thirty-nine Weeks Ended
                                                       May 27,       May 28,
                                                          1995          1994

Cash Flows from Operating Activities:
Net Loss                                           ($1,374,199)    ($787,757)
Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
      Depreciation and Amortization                    239,496       151,060
      Deferred Compensation                             19,467        19,759
      Provision for Accounts Receivable                      0        62,680
      Changes in Assets and Liabilities:
        (Increase) Decrease in Current Assets:
          Receivables                                   69,688       165,208
          Prepaid Expenses                             (89,820)       (5,648)
          Other Current Assets                             750        (1,983)
        Increase (Decrease) in Current Liabilities:
          Accounts Payable                              97,061       (64,901)
          Accrued Expenses                             (29,236)     (173,522)
          Deferred Contract Revenue                    (28,454)      (85,280)

            Total Adjustments                          278,952        67,373

            Net Cash Used for Operating
              Activities                            (1,095,247)     (720,384)

Cash Flows from Investing Activities:
   Purchases of Securities Held-to-Maturity          (4,820,810)  (3,006,341)
   Proceeds from Securities Held-to-Maturity          5,000,000    3,000,000
   Increase in Restricted Cash                         (605,540)           0
   Purchases of Equipment and Leasehold Improvements   (113,309)     (17,329)
   Increase in Other Assets                             (26,102)     (99,399)
   Purchase of Long-term Investment                           0      (50,000)

           Net Cash Used for Investing Activities      (565,761)    (173,069)

Cash Flows from Financing Activites:
   Proceeds from Issuance of Common Stock
     and Warrants                                     2,030,477    1,453,388
   Proceeds from Exercise of Stock Options              265,361      135,182
   Principal Payments under Capital Lease Obligations  (244,535)    (134,597)

          Net Cash Provided by Financing Activities   2,051,303    1,453,973

Net Increase in Cash and Cash Equivalents               390,295      560,520
Cash and Cash Equivalents at Beginning of Period      1,208,836    1,892,932

Cash and Cash Equivalents at End of Period           $1,599,131   $2,453,452


Supplemental Disclosure of Cash Flow Information:
  Interest Paid during Period                           $39,373       $15,566

Supplemental Schedule of Non-cash Investing Activities:
  Property and Equipment Acquired under Capital Leases $830,974       $40,449




See notes to consolidated condensed financial statements.

                              Page 5
- ----------------------------------------------------------------------------

Notes to Consolidated Condensed Financial Statements
(Unaudited)
- -----------------------------------------------------------

1.The unaudited consolidated condensed financial
  statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments)
  necessary for a fair presentation of interim results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles
  have been condensed or omitted pursuant to such   rules and
  regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the thirteen (13) and thirty-nine (39) week periods ended May 27, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

2.For all periods presented, net loss per common share is based upon the weighted average number of shares outstanding during the period, since inclusion of common equivalent shares would be anti-dilutive.

3.Cash equivalents are short term highly liquid investments with original maturities of less than three
  (3) months. The Company's cash equivalents primarily consisted of money market funds at August 31, 1994 and May 27,1995. The Company accounts for its short-term investments under Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Accordingly, short-term investments, which consist of commercial paper and medium-term notes, are classified as held to maturity and recorded at amortized cost.

                            Page 6
- ---------------------------------------------------------------------------

          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Financial Condition and Liquidity
  The Company's treasury, including restricted cash, for the third quarter increased by $1,843,738 from $3,190,087 at the end of the second quarter to $5,033,825 at the end of the third quarter. The Company raised approximately
$2,295,000 through the private placement of 850,000 shares of common stock and the issuance of 154,552 shares of common stock resulting from the exercise of stock options.
The Company believes that these funds are adequate to meet its short-term operational and capital needs. However, the Company needs to continue to supplement its capital in order to pursue its therapeutic strategy.

  During the current quarter, the Company pledged both cash and marketable securities totaling $606,000 as collateral under capital lease financing arrangements. These funds were reclassified in the financial statements as restricted cash.

Results of Operations
  For the thirteen week period ended May 27, 1995, total revenues increased approximately $408,000 or 25% when compared to the same period last year from $1,612,000 in fiscal 1994 to $2,020,000 in fiscal 1995 and increased
$51,000 or 3% from $1,969,000 when compared to the prior quarter.

  For the thirty-nine (39) week period ended May 27,1995, total revenues increased $714,000 or 15% when compared to the same period last year from $4,889,000 in fiscal 1994 to $5,603,000 in fiscal 1995.

     For the thirteen (13) week period ended May 27, 1995, operating revenues increased approximately $397,000 or 26% when compared to the same period last year reflecting primarily an increase in newly funded government research programs. Operating revenues remained relatively constant when compared to the prior quarter.

  Operating revenue for the thirty-nine (39) week period
ended May 27,1995   increased $686,000 or 15% when compared
to the same period last year also reflecting an increase in newly funded government research programs.

                         Page 7
- ------------------------------------------------------------------------

 For the thirteen (13) week period ended May 27,1995, royalty income decreased by approximately $23,000 when compared to both prior year and prior quarter due to a downward adjustment to reflect actual sales performance by Pfizer, Dow Chemical's licensee of recombinant chymosin.
Royalty income from Dow is accrued monthly based on prior year sales and is adjusted once a year to reflect actual sales performance by Pfizer.

  For the thirty-nine (39) week period ended May 27,1995, royalty income decreased by approximately $31,000 when compared to prior year also reflecting the downward adjustment as noted above.

  For the thirteen (13) and thirty-nine (39) week periods ended May 27,1995, interest income increased approximately
$33,000 and $59,000, respectively, when compared to the same periods last year. These increases reflect a rise in the interest rates as well as an increase in the Company's treasury. Interest income for the thirteen (13) period ended May 27,1995 increased $27,000 when compared to the prior quarter also reflecting an increase in the Company's treasury.

Costs and Expenses
  For the thirteen (13) and thirty-nine (39) week periods ended May 27,1995, cost of revenues, as a percentage of operating revenues, increased approximately 5% when compared to the same periods last year reflecting increased occupancy cost and related depreciation and amortization expenses associated with the expansion of the operations into laboratory space at our Beaver Street facility. Last year, this space was sublet to Dianon
Systems, Inc., the purchaser of our diagnostics testing business. As of July 1994, Dianon had relocated its employees out of the sublet space to accommodate growth in the Company's operations. Cost of revenues, as a percentage of operating revenues, remained relatively constant when compared to the prior quarter.

  For the thirteen (13) and thirty-nine (39) week periods ended May 27,1995, cost of revenues, in absolute dollars, increased approximately 34% and 21%, respectively, when compared with the same periods last year. These increases reflect primarily the substantial increase in operating revenues as well as increased occupancy cost as noted above. Cost of revenues, in absolute dollars, remained relatively constant when compared to the prior quarter.

                         Page 8
- --------------------------------------------------------------------------

 For the thirteen (13) and thirty-nine (39) week periods
ended May 27,1995, company-funded research and development
expenses increased substantially when compared to the same
periods last year reflecting primarily the period expenses
associated with the Company's project in Helicobacter
pylori, the causative agent of stomach ulcers and believed
to be responsible for some gastrointestinal cancers.  The
increase also reflects increased effort on other company-
funded research and development projects.   For the
thirteen (13) week period ended May 27, 1995, company-funded research and development expenses decreased 18% when compared to the prior quarter.

  For the thirteen (13) week period ended May 27, 1995, general and administrative expenses increased by 3% and 16%, respectively, when compared to both the same period last year and prior quarter reflecting increased business development expenses.

  For the thirty-nine (39) week period ended May 27,1995, general and administrative expenses decreased approximately
7% when compared to the prior year reflecting primarily a personnel reduction in administrative support including the resignation of Dr. Orrie Friedman as a full-time employee and Chairman of the Board of the Company. As of June 30, 1994, Dr. Friedman terminated his employment with the Company.

                          Page 9
- ---------------------------------------------------------------------------

                         Part II


Item 1.   Legal Proceedings

          None

Item 2.   Changes In Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security
            Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits:

             None.

          b) Reports on Form 8-K

             None.

                            Page 10
- ---------------------------------------------------------------------------

                           Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                Genome Therapeutics Corporation



                    ______________________

                        Fenel M. Eloi
                  (Principal Financial Officer)

                      Date: July 7, 1995