Form 10-K
period 1995-08-31
GENOME THERAPEUTICS CORP
filed 1995-11-29
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended: AUGUST 31, 1995
                                       OR
------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
         For the transition period from            to                 .
                                        ----------    ----------------

                        Commission file number:  0-10824

                        GENOME THERAPEUTICS CORPORATION
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                   04-2297484
(State or other jurisdiction of incorporation                (I.R.S. employer
or organization)                                          identification number)

100 BEAVER STREET, WALTHAM, MASSACHUSETTS                           02154
(Address of principal executive offices)                          (Zip Code)

                Registrant's telephone number:    (617) 893-5007

Securities registered pursuant to Section 12 (b) of the Act:        None

          Securities registered pursuant to Section 12 (g) of the Act:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /


         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 27, 1995 was approximately $86,753,315.

         The number of shares outstanding of the registrant's common stock as of November 27, 1995 was 13,695,085.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for use at its Special Meeting of Shareholders in lieu of an Annual Meeting to be held on February 16, 1996 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

         Exhibit Index appears on Page 48.

                                     PART I

Item 1.  BUSINESS

OVERVIEW


         Genome Therapeutics Corporation ("GTC" or "the Company") is a leader in the field of genomics--the sequencing, discovery and characterization of genes. The Company's objective is to identify gene targets which can be used to develop novel therapeutic, vaccine, and diagnostic products for commercially important diseases. The Company uses its proprietary high-throughput sequencing technology to sequence the genomes of infectious organisms and uses its positional cloning and cDNA sequencing technologies to discover and characterize genes that cause or predispose individuals to common diseases.
The Company believes that the identification of biologically relevant genes from infectious organisms and the identification of human disease genes will facilitate the development of highly specific and effective antibiotics, therapeutics, diagnostics, and vaccines. The Company's current pathogen sequencing development programs include: Helicobacter pylori ("H. pylori"), Mycobacterium tuberculosis ("M. tuberculosis"), and Staphylococcus aureus ("Staph."). The Company has sequenced the genome of H. pylori, and in August 1995, the Company entered into a strategic alliance with Astra AB to develop pharmaceutical, vaccine, and diagnostic products effective against gastrointestinal infections or other disease caused by H. pylori. The Company also has development programs to identify and characterize the human disease genes associated with fascioscapulohumeral muscular dystrophy, prostate cancer, benign prostatic hypertrophy ("BPH"), and manic depression.

         The Company intends to leverage its genomic technologies -- high-throughput sequencing, positional cloning, cDNA comparative sequencing and bioinformatics -- to identify therapeutic, vaccine and diagnostic products for commercial development. The Company intends to focus its resources in two principal areas, the discovery and characterization of human disease genes, and the sequencing of the genomes of particular pathogens. The Company believes that there is a significant market opportunity for novel antibiotics, other therapeutic products, vaccines and diagnostics based on genetic targets identified through genomics.

SCIENTIFIC BACKGROUND

         A genome is defined as the total genetic content of an organism and generally consists of DNA, a chemically complex material made-up of four different nucleotides, the building blocks of DNA. These nucleotides are: adenine (A), guanine (G), cytosine (C), and thymine (T). The sequence in which these nucleotides are linked together in a molecule of DNA determines the informational content of the genes, the elements which define the inherited characteristics of an organism. The specific DNA sequence of a gene is generally translated through messenger RNA (mRNA), an intermediary molecule, into a protein product. A defect in a gene which leads to the over-production, improper function, or absence of a single protein molecule may cause an imbalance in the organism's complex cellular system and result in disease or death of that organism.

         The human genome consists of 23 pairs of DNA sequences or chromosomes. These chromosomes contain approximately 100,000 human genes spread over about three billion nucleotides. Human genes are found in the chromosomes as interrupted sequences, i.e, there are coding regions of DNA, called exons, which are separated from each other by non-coding regions of DNA called introns. The number of exons found in human genes can be quite large as can be the distance between exons. The DNA sequence of a human gene is transcribed into a mRNA molecule which is processed to contain only the uninterrupted exon sequences. The mRNA molecule is, in turn, translated into a protein product. The function of the majority of human DNA is unknown. By contrast, genomes of pathogenic bacteria generally consist of a single chromosome which contains several thousand genes spread over millions of nucleotides. With rare exceptions, the genes in pathogens are uninterrupted and their genomes consist mainly of genes and regulatory elements.

         There are various technologies used in the discovery of genes including:

Sequencing

         Sequencing is the process of identifying genes through the determination of the order or sequence of nucleotides in DNA fragments. Sequencing the genome of a pathogen is an efficient and cost effective way of discovering all of the genes contained within that organism. However, given the size of the human genome and because only a small portion of the human genome contains gene sequences, large-scale sequencing of complementary copies of messenger RNA molecules made in a test tube (often referred to as cDNA), is a more practical way to identify human genes.

Biology

         Knowing the DNA sequence of a gene allows one to predict the primary chemical sequence of the resulting protein molecule. Such information, however, does not necessarily allow one to identify the role or function that a given protein or gene plays in the biological processes of an organism. As a first approach to determining the function of a gene, databases are searched to determine whether proteins with similar sequences have been identified before and whether the function of such proteins is known. The presence of specific sequences within the gene and, hence, structural motifs within the gene product, also helps to indicate the function of the genes and resulting protein. Further experiments are generally needed to determine and confirm the function of a newly identified gene and its protein product. Expression of the gene in a recombinant system and purification of the resulting protein product provide ample material for study in vitro and in vivo. With human genes, elimination of the homologous gene in an animal can create a model system for determining the biochemical role of the gene product and, if the gene is responsible for causing an important disease, the pathophysiology of the disease. Such animal models can also be used for testing possible pharmaceutical approaches for treating a disease in man.

         Bacterial pathogens are more amenable to such biological experiments since the total number of genes contained in their genomes is significantly less than that found in humans. Thus, knock-out experiments, in which the function of a particular gene is disrupted by the random or targeted interruption of the wild-type gene sequence, can be used to identify which genes are required for the survival of a pathogen within its human host. Such biologically relevant genes then become candidate targets for the development of therapeutic molecules for treating infections caused by the pathogen. Since there are approximately 100,000 genes in the human genome, biological evidence that a gene is involved in causing a disease must be obtained in a more efficient manner than is possible with bacterial pathogens. Such evidence is generally obtained by positional cloning.

Positional Cloning

         In positional cloning, genetic mapping is first used to identify the region on a particular chromosome where the disease causing gene is located. Genetic mapping involves using genetic markers, called DNA probes, which detect regions of DNA that vary in sequence content from individual to individual.
The position of these DNA sequences on a chromosome, as detected by the DNA probes, constitutes a genetic linkage map of that chromosome. By following the inheritance patterns of these DNA markers in families in which a particular disease is segregating and looking for the co-inheritance of DNA markers and the disease, the chromosomal location of a gene responsible for causing or predisposing an individual to that disease can be determined.

         Such a search is generally done genome-wide with a set of DNA markers that span the genome and are separated from each other by an approximately equal genetic distance. The regions which are initially examined generally are those regions which contain genes that are viewed as candidates for causing or predisposing an individual to the disease.

         Once specific chromosomal locations have been mapped, a physical map of the relevant chromosomal region(s) is constructed. Libraries containing random clones of large genomic DNA fragments are examined to find those clones which contain pieces of DNA fragments from each relevant chromosomal region. The aligning of these DNA clones, so that the resulting order represents how these DNA fragments are related to each other in the genome, is called physical mapping. These clones, which constitute the physical map, can then be used to identify the genes which are contained within that chromosomal region. These genes can be isolated in the form of cDNA clones by using special cloning vectors which trap the exons contained within genomic DNA. Alternatively or in combination with exon trapping, the genomic DNA can be sequenced and computer algorithms used to predict the exons which are contained within that genomic DNA. Such information can then be used to search cDNA libraries for clones which contain these presumed exons. Each identified gene becomes a candidate for causing the disease. Proof of such involvement is sought by determining the sequence of such genes in individuals with the diseases and comparing it to the sequence of that gene from healthy individuals. DNA sequence differences, which are only found in individuals who have inherited the disease, are taken as proof that the gene which contains these differences is responsible for causing that disease.

Bio-informatics

         The Company's gene discovery programs create significant challenges in data management, data analysis, data storage, data retrieval and data security. GTC has developed a proprietary bio-informatics system that integrates the vast amount of data generated in a manner in which the important scientific information can be distilled. Genetic Data are collected from various sources both within and outside the company and are configured in relational databases for use by the scientists.

COMPANY TECHNOLOGY

         A genomic approach to drug discovery represents a change from traditional scientific approaches. Historically, most drug discovery has been based on random screening of candidate drug compounds to determine their impact on diseases. A molecular genetic approach allows scientists to first identify the genetic target causing a particular disease and then develop drugs to treat the root cause of the disease. In that process GTC uses the following genomic technologies:

High-throughput Multiplex Sequencing

         Gene sequencing involves determining the order of the nucleotides in a DNA fragment. The increasing demand to sequence DNA can be best met by systems that are high-throughput and can be applied on a large scale. GTC uses a proprietary high-throughput sequencing process called "computer-assisted, multiplex sequencing". Multiplex sequencing is a sequencing process whereby individual DNA samples are mixed together and then processed as mixtures. At the end of the sequencing process, the individual sequences are decoded from this mixture by hybridizing with oligonucleotide probes that are complementary to the unique tags which surround each DNA sequence in the cloning vector. The Company used multiplex sequencing to sequence the H. pylori genome in 1994.
The H. pylori genome is approximately 1.7 million nucleotides long. The Company is using multiplex sequencing to sequence other pathogens it believes offer commercial potential.

         The Company has obtained an exclusive worldwide license from Harvard University to use the multiplex sequencing technology for commercial applications. Under this license, the Company paid Harvard a nonrefundable license fee of $100,000 and must pay Harvard royalties based on license fees, royalties and other income received by the Company in respect of sublicenses granted by the Company, products sold that include the multiplex sequencing technology, and services performed that utilize the multiplex sequencing technology. In addition, the Company must pay Harvard minimum annual royalties ranging from $5,000 in 1995 to $35,000 in 1998.

         Positional Cloning: The Company uses positional cloning in its efforts to discover human disease-related genes. Starting with a disease target, the Company identifies families in which the disease occurrence in individuals within a family is substantially higher than in the general population. Having identified such families, the Company begins collecting blood samples from the members of these families. Once the samples are collected, the Company uses its high-throughput, multiplex genotyping technology to facilitate the processing of the DNA samples. Genotyping is the process of using DNA probes to determine the genetic composition of specific regions on each chromosome of each family member. After the samples have been analyzed, linkage analysis is performed to determine which genetic marker(s) is inherited along with the disease which is segregating within the family. The product of that analysis is the determination of the specific chromosomal region(s) of the genome linked to the disease. Then, the Company constructs a physical map of that region and uses exon trapping and DNA sequencing technologies to clone the gene responsible for the disorder.

         cDNA Comparative Sequencing: The Company is also using cDNA sequencing to identify human disease genes. This technology is another means of identifying genes and involves the study of human diseased tissues at various stages of disease development in comparison to healthy tissues. Prior to sequencing genes, the Company first extracts expressed mRNA from tissues in normal and diseased states and then prepares a "library" which consists of cDNA derived from representative samples of the mRNA that is expressed from the genes of a particular tissue. Once the libraries are made, GTC uses its high-throughput sequencing capability to identify the genes expressed in those different samples. The Company supplements this technology with differential display technology in order to rapidly identify differently expressed genes. This technology is being used in the Company's prostate cancer and benign prostatic hypertrophy development projects.

           Bio-informatics: The rapid gene discovery capability of the Company is substantially enhanced by its expertise in bio- informatics.
Bio-informatics is the use of computer software and complex databases to process, store, retrieve and analyze data that is generated in genetic mapping and large-scale DNA sequencing. The Company was a pioneer in developing rapid, efficient methods of organizing and analyzing the vast quantities of data obtained from constructing genetic linkage maps. The Company used such software to develop the first genetic linkage map of the entire human genome which appeared in a landmark publication in the journal CELL in 1987. Computer-assisted multiplex sequencing allows the high-throughput sequencing of pieces of human genes as well as the subsequent computer analysis of each of these gene sequences so that they can be compared to genes with known functions in order to predict the biological function of the newly discovered gene. The Company's database and outside databases are checked to compare known sequences to the newly identified sequence in order to try to determine whether the newly identified sequence is similar to a known protein. If information is found in either database indicating that it does correspond to a known sequence, scientists may infer a likely function for the protein product of the newly discovered gene.

         The Company is continuing the refinement of its existing bio-informatics tools through the integration of new hardware and software. The Company is currently improving proprietary software to integrate GTC's database, outside gene databases, sequence data from production and biological experiments from the laboratory benches into a network which can provide interactive analysis for our scientists. This will enable our scientists to perform motif profile searches to define functional groupings and it will also help our scientists in the identification of transcriptionally coupled genes, operons, promoters, regulatory elements, etc. The Company is also using its interactive software to do real-time genomic subtraction. Genomic subtraction is the comparative analysis of genomes of different organisms in order to identify genes and protein sequences which are similar.

STRATEGY

The Company's objective is to identify gene targets which can be used to develop novel therapeutic, vaccine and diagnostic products for commerically important diseases. The Company intends to focus its resources in two principal areas, the discovery and characterization of human disease genes, and the sequencing of the genomes of particular pathogens. The Company intends to achieve its objective through the following strategies:

         Sequencing of Pathogens - In the pathogen area, the Company's development strategy is to identify and sequence the genomes of pathogens representing significant commercial opportunity. In particular, the Company believes that pathogens that have exhibited resistance to existing antibiotics may offer unique opportunities for new therapeutic and vaccine products based on the genomic information of such pathogens. The Company intends to enter into strategic partnerships with pharmaceutical companies in order to develop vaccine and therapeutic products based on the genomic information of the pathogens. The Company has recently sequenced the genome of the H. pylori bacterium and entered into a collaborative agreement with Astra Hassle AB for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal and any other disease caused by H. pylori. The Company believes its pathogen sequencing programs will permit the Company to generate royalty revenue sooner than its human gene discovery efforts.

         Discovery of Human Disease Genes - In human gene discovery, the Company plans to obtain exclusive rights to collections of DNA samples from relevant family resources in order to identify and then characterize genes responsible for targeted human diseases. The Company intends to seek collaborations with clinicians and academic researchers in order to obtain these rights. Once the family resources are obtained, the Company believes its experience and its multiplex genotyping, multiplex sequencing and bio-informatics technology will permit the Company to speed the gene discovery process. The Company intends to seek strategic alliances in order to commercialize therapeutic products based on the human disease genes discovered. When appropriate, based on market size, projected development costs and other factors, the Company plans to retain certain rights related to the human disease genes the Company identifies. The Company plans to increase spending on its human gene discovery programs.

         Strategic Alliances - The Company's strategy is to seek pharmaceutical companies and other corporate partners active in the Company's areas of research for the development of therapeutic products and vaccines based on the Company's genomic discoveries. This strategy will allow the Company to focus its resources on its pathogen sequencing and human gene discovery efforts. If successful, this strategy will also permit the Company to benefit from the commercialization of the therapeutic products and vaccines developed, without expending the substantial costs required to develop and commercialize therapeutic and vaccine products. Typically, the Company will exclusively license to its partner all rights to therapeutic products and vaccines (and, depending upon the gene, diagnostic products) developed based on the particular genetic database licensed by the Company. In return, the Company will seek a combination of upfront license fees, research funding, milestone payments and royalty payments on product sales.

         Government Grants and Contracts - The Company also plans to continue to seek government grants and research contracts for research related to the Company's technology and its development programs. These research grants permit the Company to continue to improve its genomics technology and to develop an experienced labor pool. These grants also have the effect of lowering the Company's overhead expenses.

RESEARCH PROGRAMS

Pathogen Programs

         Therapies for the treatment of infectious diseases represent a sizeable market opportunity. The Company believes that information derived from identifying and characterizing the genes of pathogens may lead to the development of antibacterial and antifungal products that can overcome the resistance exhibited by many pathogens to currently available therapies. The Company is currently conducting development programs targeted at H. pylori, M. tuberculosis, and Staph. The Company intends to initiate development programs against other pathogens depending upon such factors as projected commercial potential, effectiveness of current therapies, status of programs initiated by the Company's competitors and projected development costs, which are often directly related to the complexity of the genome of the target pathogen.

         Helicobacter pylori - H. pylori is the bacterium responsible for causing peptic ulcers in 80% of ulcer patients. H. pylori can cause an infection that leads to either a duodenal or gastric ulcer. Peptic ulcer disease is a chronic inflammatory condition of the stomach and duodenum that affects as many as 5% of the population of the world at some time in their lives. The disease has relatively low mortality but results in substantial human suffering and high economic costs. Studies have also linked H. pylori with development of certain stomach cancers. Using its proprietary high-throughout multiplex sequencing technology, the Company sequenced the genome of H. pylori. Under an agreement signed with Astra Hassle AB, the Company is identifying the genes critical to the survival of the organism and, through a research collaboration, is endeavoring to develop therapeutics to address the clinical need created by H. pylori infections. See "Collaborative Agreements -- Pharmaceutical Company Collaborations".

         Mycobacterium tuberculosis - M. tuberculosis is the pathogen responsible for causing tuberculosis. The bacteria attacks patches of tissue in the lungs, killing cells and making breathing difficult. Left untreated, the damage from infection prevents proper functioning of the lung and the patient suffocates. As strains of tuberculosis have become resistant to the drugs that have long controlled the infection, tuberculosis has once again become a deadly disease. There are approximately 10 million cases of active tuberculosis worldwide resulting in approximately 3 million deaths annually, the largest number of annual deaths caused by any single organism. Using its large-scale multiplex sequencing technology, the Company, with financial support from its DNA sequencing technology grant, has completed the sequencing of numerous, large contiguous segments of mycobacterial genomic DNA. Within the 1.6 million base-pairs of mycobacterial DNA sequenced, the Company has identified over 1200 full-length genes. The Company has filed patent applications for a broad family of related mycobacterial genes.

         Staphylococcus aureus - Staph. is a bacterium involved in hospital acquired infections (nosocomial) and can enter a patient's blood stream through wounds, burns or surgical incisions. The antibiotic vancomycin is currently the only effective antibiotic for the treatment of methycilllin resistant Staph. infections. Between 60,000 and 80,000 patients in the United States die each year of causes related to infections they acquire in hospitals, and more than half of those deaths are connected with antibiotic-resistant bacteria. Using its high-throughput sequencing capability, the Company is currently sequencing the genome of the Staph. bacterium.

Gene Discovery Programs

         GTC has initiated programs to identify genes that are responsible for human disorders either through positional cloning strategies or through a multifaceted approach incorporating both comparative gene sequencing and positional cloning. The Company's current human disease gene discovery programs include prostate cancer and benign prostatic hypertrophy, manic depressive illness, and fascioscapulohumeral muscular dystrophy ("FSHD"). The Company is also conducting preliminary research regarding osteoporosis and asthma. The Company's decision to initiate more significant research programs for these diseases, to undertake other gene discovery research programs will be based, among other factors, on the commercial opportunity, the availability of relevant DNA and family resources, the status of competitors' programs, and projected development costs. With the exception of FSHD, the Company currently targets common diseases with complex etiologies that are most likely due to defects in more than a single gene. The status of these programs are described below.

         FSHD - FSHD is a form of muscular dystrophy characterized by muscular weakness and atrophy initially concentrated in the face and shoulder girdle.
It is a rare disease in that only one in 20,000 people is affected by this disorder. A single gene responsible for FSHD has been mapped to the tip of the long arm of chromosome 4. GTC has further refined this chromosomal region and has determined the DNA sequence of an approximately 60,000 base pair region that spans the disease locus. Based on the DNA sequence, several candidate genes have bene identified. Further efforts are underway to evaluate these candidates in affected individuals and normal controls.

         Prostate Cancer and Benign Prostatic Hypertrophy - Prostate cancer is the most commonly diagnosed cancer in males and the second most common cause of death. Approximately 200,000 new cases are diagnosed per year, with 40,000 deaths. BPH, a common disease in men, causes lower urinary tract obstructive symptoms and results from the slow growth of prostatic tissue. It is non- life threatening but can have a significant effect on the quality of life. GTC has initiated a multifaceted program to identify genes for these disorders including efforts to clone a tumor suppresser gene on chromosome 10, to develop gene expression profiles in normal and disease tissue, and to identify appropriate families exhibiting early onset (<55 years of age) of prostate cancer for subsequent genetic mapping efforts.

         To date, a putative tumor suppressor gene for prostate cancer has been localized to a refined region on the long arm of chromosome 10 based on loss of heterozygosity observed in DNA isolated from tumors versus peripheral blood samples. A high resolution physical map of the region is currently being constructed. Using these developing resources, a large scale sequencing effort is in progress to determine the DNA sequence of a set of clones which span the region. In parallel experiments, several putative genes in the region have been identified through exon trapping techniques. Efforts to further characterize these genes are underway.

         Gene expression profiles have been initiated by constructing cDNA libraries from normal prostate, prostatic tumors, and from tissue exhibiting BPH. High throughput DNA sequencing efforts are in progress. GTC is also supplementing this approach with differential display technologies which utilize reverse transcription coupled with polymerase chain reaction to rapidly identify differentially expressed genes.

         Manic depressive illness - Manic depressive illness is a serious neuropsychiatric disorder characterized by alternating mood swings of mania and depression. It affects approximately one percent of the United States population. GTC has been collaborating with key academic researchers at the National Institute of Mental Health to conduct a genome wide search for DNA markers associated with this disorder in several Old Order Amish pedigrees. This population is especially valuable since it represents a relatively genetically isolated community with a small number of founders in the 1800's. Strict pressures against substance abuse also facilitate accurate disease diagnoses. The Company has completed a genome wide scan at 15-20 cM intervals and three candidate regions have been identified. Further efforts to evaluate and refine these candidate regions for subsequent gene identification efforts are in progress.

COLLABORATIVE AGREEMENTS

Pharmaceutical Company Collaborations

         Astra AB - In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. Under the terms of the agreement, the Company granted Astra exclusive access to its H. pylori genomic sequence database and agreed to undertake certain research efforts in exchange for a minimum of approximately $11 million and up to $22 million in license fees, expense allowances, research funding and milestone payments. The agreement grants Astra exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology and requires Astra to provide research funding to the Company over a period of two and one-half years to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. Research under the agreement will be directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties. The Company has received approximately $5 million in license fees, expense allowances and research funding under the Astra agreement through November 1995. The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which was enabled in a significant manner by the genomic data base licensed to Astra by the Company.

Government Collaboration

         The Company has a number of grants and contracts from various agencies of the Federal government which represent an important element of the Company's research and development programs. These research grants permit the Company to continue to improve its genomics technology and to develop an experienced labor pool. These grants also have the effect of lowering the Company's overhead expenses. Under the agreements, the Company has exclusive rights to any commercial applications of technology developed, including all gene discoveries, inventions, and technology improvements created or discovered under such research. However, the government retains certain rights to practice such technology. See "Patent and Proprietary Rights". The scope of the research covered by the grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. Since 1990, the Company has received over $37 million in funding from the government. Listed below are the major grants and contracts on which the Company is currently working:

                                                            Term
                                          Award              of
         Project                          Date             Project      Value
         -------                          ----             -------      -----
Genome Sequencing Center              August, 1994          3 yrs.      $10.4M
Microbial Genome Sequencing           December, 1994        3 yrs.      $3.0M
Physical Map of Chromosome 10         May, 1994             3 yrs.      $1.9M
Gene Expression (NINDS)               December, 1993        3 yrs.      $1.5M
FSHD                                  September, 1994       3 yrs.      $1.0M

         These grants and research contracts are subject to appropriation by Congress each year.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, or products based on genes, discovered by it. The current criteria for obtaining patent protection for partially sequenced genes and for genes whose functions have not been characterized are unclear. The Company's current strategy is to apply for patent protection upon the identification of a gene and to apply for expanded patent protection once the function of the gene has been characterized. However, there can be no assurance that the Company will be able to obtain patent protection on such genes, and even if such patents are issued, the scope of the coverage or protection provided by any such patents is uncertain. In addition, there can be no assurance that any patents, if issued, will provide protection against any competitors, will provide the Company with competitive advantages, or will not be challenged by others. The Company has filed patent applications with respect to a number of genes of the H. pylori and M. tuberculosis bacteria, however, there is no assurance that any patents will issue in respect of such applications. The Company has not yet filed any patent applications on human genes.

         There are an estimated 100,000 genes in the human genome and the Company believes that virtually all such genes will be identified, albeit largely without known function, within two to three years. A number of groups are attempting to rapidly identify and patent gene fragments and full length genes whose functions have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the patentability of gene fragments and genes without known function. There have been recent proposals for review of the appropriateness of patents on gene fragments and genes. The Congressional Office of Technology Assessment has announced that it is conducting a review of this area with a particular focus on the patentability of gene fragments. The United States Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on certain partial gene sequences. To the extent any patents issue on such partial or full length genes, the risk increases that the potential products of the Company or its strategic partners may give rise to claims that such products infringe the patents of others. Such groups could bring legal actions against the Company or its strategic partners claiming damages and seeking to enjoin drug development efforts or the manufacturing or marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company or its strategic partners could be required to obtain a license in order to continue to manufacture or market the affected products. These can be no assurance that the Company or its strategic partners would prevail in any such action or that any license required under any such patent would be made available upon commercially acceptable terms.
The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's management and financial resources.

         In addition, publication of information concerning genes prior to the time the Company applies for patent protection based on the full-length gene could adversely affect the Company's ability to obtain patent protection with respect to genes identified by it. Washington University is currently identifying genes through partial sequencing pursuant to funding provided by Merck & Co., Inc. and depositing the partial sequences identified in a public database.

         Under the Company's government grants and research contracts, the government has a statutory right under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees) to grant to other parties licenses under any inventions developed based on research funded by the government.

         The Company also relies on trade secret protection for its confidential and proprietary information. The Company believes it has developed proprietary technology for gene discovery, including proprietary multiplex sequencing technology, multiplex genotype technology and its bio-informatics system. The Company has not sought patent protection for this technology although the Company's licensor with respect to the multiplex sequencing technology has filed for patent protection of such technology. Additionally, the Company is developing a database of DNA samples that it has analyzed. The Company has taken security measures to protect its data and is in the process of exploring ways to further enhance the security for its data. There can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. In addition, while the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. In addition, there can no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

COMPETITION

         Competition among entities attempting to identify the genes responsible for human diseases is intense and is expected to increase. The Company will face competition from pharmaceutical and biotechnology companies both in the United States and abroad. In addition, significant research to identify and sequence genes is being conducted by universities, other non-profit research institutions and United States and foreign government-sponsored entities. A number of entities are attempting to identify rapidly and patent randomly sequenced human genes and the genome of other organisms. Certain entities are utilizing positional cloning to identify and characterize genes. Any one of these companies or other entities may discover and establish a competitive advantage in one or more development programs which the Company has commenced. The Company also faces competition from these and other entities in gaining access to DNA samples used in its research and development programs.

        The Company believes that its ability to compete is dependent, in part, upon its ability to create and maintain scientifically advanced technology, the speed with which it can identify and characterize the genes involved in targeted complex diseases, its ability to rapidly sequence the genomes of selected pathogens, its strategic partners' ability to develop and commercialize pharmaceutical products based upon the Company's gene discoveries, as well as its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon the Company's gene discoveries.

        Many of the Company's competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying genes or developing products earlier than the Company or its strategic partners, obtaining authorization from the FDA for such products more rapidly than the Company or its strategic partners, or developing products that are more effective than those proposed to be developed by the Company or its strategic partners. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of treatment for particular diseases targeted by the Company. Certain of the Company's and its strategic partners' competitors may be further advanced than the Company in identifying genes and developing potential products that may compete with potential products of the Company or its strategic partners. There can be no assurance that research and development by others will not render the products which the Company or its strategic partners may seek to develop obsolete or uneconomical or result in treatments or cures superior to any other therapy developed by the Company or its strategic partners, or that any therapy developed by the Company or its strategic partners will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

        Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products which may be developed by the Company or a strategic partner of the Company. The nature and the extent to which such regulation may apply to the Company or its strategic partners will vary depending on the nature of any such pharmaceutical products. Virtually all of the Company's or its strategic partners' pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

        Generally, in order to gain FDA pre-market approval, a company first must conduct pre-clinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its strategic partner will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, the Company or its strategic partner will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The specific regulatory requirements with which the Company or its strategic partners will have to comply may change due to the matters of therapies based on genome information.

        The Company also intends to develop diagnostic products based upon genes that it identifies. The diagnostic products to be developed by the Company or its strategic partners are likely to be regulated by the FDA as devices rather than drugs. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a strategic partner would most likely be classified as a Class III device, requiring pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs, of conducting pre-clinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA approval.

         Guidelines for the regulation of recombinant DNA research have been adopted by the City of Waltham, Massachusetts, where the Company's recombinant DNA research and development activities are currently conducted. Under the ordinance, which was passed by the Waltham City Council in 1981, a private company engaged in recombinant DNA research must agree to abide by guidelines promulgated by the National Institutes of Health for recombinant DNA research and must provide Waltham with certain additional information.

         The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

HUMAN RESOURCES

         As of August 31, 1995, the Company had 105 full-time employees, of whom 93 were engaged in research, development and production activities, and 12 in general and administrative functions. Eighteen of the Company's employees hold Ph.D. degrees and 25 others hold other advanced degrees.

         The Company provides its employees with opportunities for internal and external interaction with scientific professionals through consultation with scientific advisory consultants, technical meetings and scientific collaborations and publications in leading scientific journals.

         None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent. The Company believes that its compensation and other employee benefit plans are competitive, and key scientific and management personnel have been or will be offered an equity participation opportunity which the Company believes to be necessary to attract and retain such personnel.

Item 2.  PROPERTIES

         The Company's research and development activities are conducted at facilities located at 100 Beaver Street and 1365 Main Street, Waltham, Massachusetts. The Company has leased approximately 14, 000 square feet of space at 1365 Main Street under a lease expiring December 31, 1997 with the option for a five-year renewal. The Company's executive offices and additional labs are located at 100 Beaver Street, Waltham, Massachusetts, where the Company has leased approximately 23,305 square feet of space under a lease expiring July 1999 with the option for a five-year renewal.

         During fiscal 1995, the Company incurred aggregate rental costs, excluding maintenance, taxes and utilities, for all facilities of approximately $411,000. The aggregate minimum rental cost to be paid in fiscal 1996 is expected to be approximately $411,000.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


         The Company's common stock is traded on the NASDAQ National Market System (ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter of the Company during 1995 and 1994 as furnished by the National Association of Securities Dealers Quotation System.

                               1995                           1994
                         High          Low             High         Low
                         ----          ---             ----         ---
First Quarter           2 11/16       1 13/16         2 7/16       1 1/4
Second Quarter          2 7/8         1 1/2           5 1/8        2
Third Quarter           6 1/4         2 1/2           3 1/8        1 3/4
Fourth Quarter          8 5/8         5 1/8           3            1 3/4

         As of November 27, 1995 there were approximately 1,489 shareholders of record of the Company's Common Stock.

         The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on its Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


For the Year Ended August 31,                                       1995               1994                1993
---------------------------------------------------------------------------------------------------------------
Revenues:
  Government Research                                      $  7,014,280       $  6,077,346        $  5,021,975
  Contract Research, License Fees and Royalties               3,923,944            314,428             361,494
  Product and Service                                            37,217             85,559             893,083
  Total                                                    $ 11,207,103       $  6,618,917        $  6,450,340

Net Income ( Loss)                                         $    585,204       $ (1,078,718)       $ (3,481,857)
Per Common Share                                           $       0.05       $      (0.10)       $      (0.33)
Weighted Average Common and Common Equivalent Shares         12,961,734         11,097,224          10,668,628

Cash, Cash Equivalents and Short-term Investments          $  8,226,776       $  4,122,506        $  3,915,306
Working Capital                                               5,498,782          3,244,260           3,264,454
Total Assets                                                 11,528,674          5,910,682           5,288,691
Shareholders' Equity                                       $  7,238,503       $  4,224,555        $  3,676,333


For the Year Ended August 31,                                       1992                1991
--------------------------------------------------------------------------------------------
Revenues:
  Government Research                                      $  4,210,053        $  2,193,245
  Contract Research, License Fees and Royalties                 121,348              22,720
  Product and Service                                           792,225           6,763,636
  Total                                                    $  5,508,336        $  9,119,707

Net Income ( Loss)                                         $ (2,078,711)       $ (1,687,095)
Per Common Share                                           $      (0.19)       $      (0.16)
Weighted Average Common and Common Equivalent Shares         10,662,551          10,659,249

Cash, Cash Equivalents and Short-term Investments          $  7,144,140        $  9,040,913
Working Capital                                               5,768,331           8,779,828
Total Assets                                                  9,354,613          10,790,253
Shareholders' Equity                                       $  7,081,311        $  9,109,330



No dividends on Common Stock have been declared or paid by the Company since its organization

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Genome Therapeutics Corporation ("GTC" or "the Company") is a leader in the field of genomics--the sequencing, discovery and characterization of genes. The Company's objective is to identify gene targets which can be used to develop novel therapeutic, vaccine, and diagnostic products for commercially important diseases. The Company uses its proprietary high-throughput sequencing technology to sequence the genomes of infectious organisms and uses its positional cloning and cDNA sequencing technologies to discover and characterize genes that cause or predispose individuals to common diseases.
The Company believes that the identification of biologically relevant genes from infectious organisms and the identification of human disease genes will facilitate the development of highly specific and effective antibiotics, therapeutics, diagnostics, and vaccines. The Company's current pathogen sequencing development programs include: H. pylori, M. tuberculosis, and Staph. The Company has sequenced the genome of H. pylori, and in August 1995, the Company entered into a strategic alliance with Astra AB to develop pharmaceutical, vaccine, and diagnostic products effective against gastrointestinal infections or other disease caused by H. pylori. The Company also has development programs to identify and characterize the human disease genes associated with fascioscapulohumeral muscular dystrophy, prostate cancer, BPH, and manic depression. In connection with the Astra agreement, the Company received a $3.5 million nonrefundable payment on August 31, 1995.

The Company has incurred significant losses since inception. The results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements. The Company is subject to risks common to companies in its industry including development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations and the need for additional funding.

Results of Operations

REVENUE

Total revenues increased 69% from $6,619,000 in fiscal 1994 to $11,207,000 in fiscal 1995 and increased 3% from $6,450,000 in fiscal 1993 to $6,619,000 in fiscal 1994. Government research revenue increased 15% from $6,077,000 in fiscal 1994 to $7,014,000 in fiscal 1995 and increased 21% from $5,022,000 in fiscal 1993 to $6,077,000 in fiscal 1994. The increase in government research revenue in fiscal 1995 is primarily attributable to a 3-year $10 million grant from the National Institutes of Health awarded in August 1994 as well as increased levels of funding under existing government grants and contracts. The Company's government grants and contracts research funding as of August 31, 1995 was $5,400,000. These grants are typically funded annually and are subject to appropriation by Congress each year.

Contract research, license fees and royalties increased from $314,000 in fiscal 1994 to $3,924,000 in fiscal 1995 primarily due to a $3.5 million payment received from Astra AB in August 1995. Contract research, license fees and royalties remained relatively unchanged in fiscal 1994 as compared to fiscal 1993. Product and service revenue significantly decreased after fiscal 1993 due to the sale by the Company of its diagnostic testing business in June 1993.

Interest income increased 64% from $142,000 in fiscal 1994 to $232,000 in fiscal 1995, and interest income decreased 19% from $174,000 in fiscal 1993 to $142,000 in fiscal 1994. The changes in interest income reflect the fluctuations in interest rates as well as the increase in funds available for investment in fiscal 1995 as a result of the Company's sale of common stock in a private placement in March 1995.

COSTS AND EXPENSES

Total costs and expenses increased 38% from $7,698,000 in fiscal 1994 to $10,622,000 in fiscal 1995 and decreased 22% from $9,932,000 in fiscal 1993 to $7,698,000 in fiscal 1994. Cost of government and contract research includes primarily payroll and related costs, laboratory supplies and overhead expenses which include facilities and equipment expenses. The cost of government research increased 25% from $5,144,000 in fiscal 1994 to $6,414,000 in fiscal 1995 and increased 14% from $4,528,000 in fiscal 1993 to $5,144,000 in fiscal 1994. The increase in cost of government research in fiscal 1995 and 1994 is due primarily to increases in payroll and related costs associated with the increase in government research revenue as well as an increase in overhead expenses associated with the expansion of the Company's facilities. Cost of government research, as a percentage of government contract revenue, was 91% in fiscal 1995, 85% in fiscal 1994 and 90% in fiscal 1993. Cost of government research, as a percentage of government research revenue fluctuates based upon the nature of the government contracts and grants as well as changes in the Company's overhead structure.

Cost of contract research increased from $89,000 in fiscal 1994 to $231,000 in fiscal 1995 and decreased from $197,000 in 1993 to $89,000 in fiscal 1994. The changes in cost of contract research are primarily due to fluctuations in the level of contract research activity. Cost of product and service significantly decreased after fiscal 1993 due to the sale of the diagnostic testing business in June 1993.

Research and development expenses increased 350% from $276,000 in fiscal 1994 to $1,244,000 in fiscal 1995 and increased 22% from $226,000 in fiscal 1993 to $276,000 in fiscal 1994. The increase in research and development expenses in fiscal 1995 and 1994 is primarily related to expenses incurred to sequence H. pylori, prior to entering into the strategic alliance with Astra AB in August 1995. The increase consisted primarily of payroll and related expenses, laboratory supplies, and overhead expenses. The Company expects to increase investment in company sponsored research and development in fiscal 1996, particularly with respect to its human gene discovery programs.

Selling general and administrative expenses increased 25% from $2,176,000 in fiscal 1994 to $2,730,000 in fiscal 1995 and decreased 22% from $2,802,000 in fiscal 1993 to $2,176,000 in fiscal 1994. The increase in selling, general and administrative expenses in fiscal 1995 is primarily due to increases in payroll and related expenses, facilities expenses and other corporate expenses. The decrease in selling, general and administrative expenses in fiscal 1994 is due primarily to the sale of the diagnostics business in 1993 and cost cutting actions taken by the Company in 1994 to preserve cash resources.

The Company sold all of the assets used in its diagnostics testing business to Dianon Systems, Inc. in 1993 for $1.0 million. The Company recorded a loss of $637,000 in fiscal 1993 on the sale of this business.

Liquidity and Capital Resources

The Company has funded its operation primarily through cash flows from operations (including deferred contract revenue and accrued expenses), borrowings under capital leases, the sale of equity securities, the utilization of tax net operating loss carryforwards, and from existing cash resources. In March 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of common stock and warrants and the exercise of stock options. During fiscal 1994, the Company received net proceeds of approximately $1,601,000 from the private sale of common stock and the exercise of certain stock options. In fiscal 1995, the Company utilized approximately $1,100,000 of net operating loss carryforwards.

As of August 31, 1995, the Company had cash, cash equivalents, short term investments and restricted cash of approximately $9,011,000 (of which approximately $784,000 is restricted in connection with certain capital lease obligations) and working capital of approximately $5,499,000. The Company has various capital lease line arrangements under which it can finance up to $2,500,000 of certain office and laboratory equipment and leasehold improvements. The Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, debt to tangible net worth, maximum loss, and minimum restricted cash balances. At August 31, 1995, the Company had approximately $494,000 available under its capital lease arrangements.

The Company's operating activities provided cash of approximately $2,693,000 in fiscal 1995. The Company's operating activities utilized cash of approximately $639,000 and

$3,252,000 in fiscal 1994 and 1993, respectively. Net cash provided in fiscal 1995 was composed primarily of deferred contract revenue, accrued expenses, and operating income. Cash utilized in fiscal 1994 and 1993 was composed primarily of the Company's operating loss. Deferred revenue represents amounts received in advance of revenue recognition by the Company and may fluctuate based upon the timing of the achievement of certain milestones by the Company and payments from customers.

The Company's investing activities provided cash of approximately $6,000 in fiscal 1995. The Company's investing activities have used cash of approximately $1,550,000 in each of the fiscal years 1994 and 1993 to fund cash used for operating activities.

Financing activities provided approximately $2,074,000 and $1,410,000 in fiscal 1995 and 1994, respectively, primarily due to the proceeds from the sale of equity securities and warrants, net of payments of capital lease obligations. Financing activities used approximately $451,000 in fiscal 1993 primarily due to the payment of capital lease obligations.

The Company currently anticipates $1,500,000, of capital equipment purchases during fiscal 1996 consisting primarily of bioinformatics hardware, lab equipment and general equipment. Capital expenditures totaled $1,438,000 during fiscal 1995. The Company expects to increase its internally funded research and development in fiscal 1996.

The Company believes that its capital resources are adequate to meet its working capital needs through fiscal 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

The Company expects to seek additional funding through public or private financing or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14 (a) below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is included under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is included under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included under the caption "Certain Transactions" in the Proxy Statement, and is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS REPORTS ON FORM
          8-K

(a) (1) (2)      Financial Statements and Financial Statement Schedule
                 See "Index to Consolidated Financial Statements and Financial
                 Statement Schedule" appearing on page 32.

        (3)      Exhibits

Exhibit No.               Description
-----------               -----------
3                Restated Articles of Organization and By-laws (1)

3.1              Amendment dated January 5, 1982 to Restated Articles of
                 Organization (2)

3.2              Amendment dated January 24, 1983 to Restated Articles of
                 Organization (3)

3.3              Amendment dated January 17, 1984 to Restated Articles of
                 Organization (4)

3.4              Amendment dated October 20, 1987 to the By-laws (8)

3.5              Amendment dated December 9, 1987 to Restated Articles of
                 Organization (9)

3.6              Amendment dated October 16, 1989 to the By-laws (11)

3.7              Amendment dated January 24, 1994 to Restated Articles of
                 Organization (15)

3.8              Amendment dated August 31, 1994 to Restated Articles of
                 Organization (15)

4                Series B Restricted Stock Purchase Plan (3)

10.1             Research Agreement with The Dow Chemical Company dated May 21,
                 1980 (1)

10.2             Research Agreement with The Dow Chemical Company dated August
                 19, 1981 (1)

10.3             1981 Amended Stock Option Plan and Form of Stock Option
                 Certificate (1)

10.4             Incentive Stock Option Plan and Form of Stock Option
                 Certificate (1)

10.5             1984 Stock Option Plan and Form of Stock Option Certificate
                 (5)

10.6             Collaborative Research Incentive Savings Plan (6)

10.7             Amendment dated November 4, 1986 to the Collaborative Research
                 Incentive Savings Plan dated March 1, 1985 (7)

10.8             Stock Option Agreement with Mr. Lawrence Levy (8)

10.9             Form of Amendment to the 1981 Incentive Stock Option Plan (8)

10.10            Stock Option Agreement with Mr. Mark Friedman (10)

10.11            1988 Stock Option Plan and Form of Stock Option Certificate
                 (10)

10.12            Stock Option Agreement with Dr. Rothchild (11)

10.13            Agreement with Health Sciences Research Institute (Hoken
                 Kagaku Kenkyojyo) (12)

10.14            1991 Stock Option Plan and Form of Stock Option Certificate
                 (13)

10.15 Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts (14)

10.16 Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts (14)

10.17            License Agreement with President and Fellows of Harvard
                 College (14)

10.18            Agreement with Becton Dickinson and Company (14)

10.19            Employment Agreement with Robert J. Hennessey (14)

10.20            Agreement with Immuno-Cor Inc. dated September 13, 1993 (14)

10.21            Agreement with DIANON Systems, Inc. (14)

10.22 Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA (15)

10.23            Consulting Agreement with Dr. Philip Leder (15)

10.24            1993 Stock Option Plan and Form of Stock Option Certificate
                 (15)

10.25 Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.26 Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.27 Form of Warrant Certificate issued pursuant to the Stock and Warrant Purchase Agreement (16)

10.28            Agreement between the Company and Astra Hassle AB dated August
                 31, 1995 (16)

23.              Consent of Independent Public Accounts (16)

FOOTNOTES

(1) Filed as exhibits to the Company's Registration Statement on Form S-1 (No. 2-75230) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 27, 1982 and incorporated herein by reference.

(3) Filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1983 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 25, 1984 and incorporated herein by reference.

(5) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984 and incorporated herein by reference.

(6) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.

(7) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.

(8) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1987 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.

(15) Filed as an Exhibit of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.

(16)     Filed herewith.

(b)      Reports on Form 8-K
         No reports filed on Form 8-K during the quarter ended August 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 28, 1995.

                                                 GENOME THERAPEUTICS CORPORATION

                                                     By  /s/ ROBERT J. HENNESSEY
                                                         -----------------------
                                                             Robert J. Hennessey
                                                         Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 28, 1995.

Signature                                            Title
----------------------                               -----
/s/ROBERT J. HENNESSEY                    Chairman, President; Chief
----------------------                    Executive Officer
Robert J. Hennessey

/s/ORRIE M. FRIEDMAN                      Director
----------------------
Orrie M. Friedman

/s/PHILIP LEDER                           Director
----------------------
Philip Leder

/s/LAWRENCE LEVY                          Director
----------------------
Lawrence Levy

/s/DONALD J. MCCARREN                     Director
----------------------
Donald J. McCarren

                                          Director
----------------------
Steven M.  Rauscher

/s/FENEL M.  ELOI                         Vice President, Treasurer; and Chief
----------------------                    Financial Officer (Principal Financial
Fenel M.  Eloi                            and Accounting Officer)

                GENOME THERAPEUTICS CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                         Financial Statement Schedules


                                                                           Page
Report of Independent Public Accountants                                    33

Consolidated Financial Statements:

         Consolidated Balance Sheets as of August 31, 1995 and 1994         34

         Consolidated Statements of Operations for the years ended          35
         August 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the years
         ended August 31, 1995, 1994, and 1993                              36

         Consolidated Statements of Cash Flows for the years ended
         August 31, 1995, 1994, and 1993                                    37

         Notes to Consolidated Financial Statements
                                                                            38
Financial Statement Schedules:

         Schedule II:  Valuation and Qualifying Accounts                    47



Schedules not included herein are omitted for the reason that they are not applicable or that the required information appears in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corporation:

We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corporation (a Massachusetts corporation) and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corporation and subsidiaries as of August 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          Arthur Andersen LLP

Boston, Massachusetts,
October 4, 1995

CONSOLIDATED BALANCE SHEETS

                                                                                             August 31,
                                                                                  --------------------------------
                                                                                     1995                1994
------------------------------------------------------------------------------------------------------------------
ASSETS:
Current Assets:
    Cash and Cash Equivalents                                                     $  5,886,184        $  1,114,162
    Short-term Investments                                                           2,340,592           3,008,344
    Accounts Receivable (less allowances for doubtful accounts
          of $-0- and $229,000 in 1995 and 1994, respectively)                         360,793             391,151
    Unbilled Costs                                                                     259,005             229,045
    Prepaid Expenses and Other Current Assets                                           50,140              22,386
                                                                                  ------------        ------------
          Total Current Assets                                                       8,896,714           4,765,088
                                                                                  ------------        ------------
Equipment and Leasehold Improvements, at Cost:
    Laboratory and Scientific Equipment                                              1,464,987             752,482
    Leasehold Improvements                                                           1,597,069           1,446,236
    Office Equipment and Furniture                                                     903,946             532,656
    Construction in Progress                                                           206,103             173,186
                                                                                  ------------        ------------

                                                                                     4,172,105           2,904,560
    Less Accumulated Depreciation                                                    2,451,632           2,120,146
                                                                                  ------------        ------------

                                                                                     1,720,473             784,414

Restricted Cash                                                                        784,471              94,674
Other Assets                                                                           127,016             266,506
                                                                                  ------------        ------------

         TOTAL ASSETS                                                             $ 11,528,674        $  5,910,682
                                                                                  ============        ============


------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                              $    409,282        $    450,854
    Accrued Expenses                                                                 1,736,569             838,595
    Deferred Contract Revenue                                                          774,048              37,991
    Current Maturities  of  Capital Lease Obligations                                  478,033             193,388
                                                                                  ------------        ------------

          Total Current Liabilities                                                  3,397,932           1,520,828
                                                                                  ------------        ------------

Capital Lease Obligations, Net of Current Maturities                                   892,239             165,299
Commitments (Note 6)

Shareholders' Equity:
    Common Stock, $.10 Par Value ---Authorized--- 35,000,000 shares; Issued and Outstanding--- 13,476,135 shares in 1995 and 11,778,946
         in 1994                                                                     1,347,613           1,177,894
    Series B Restricted Stock, $.10 Par Value - Issued
       and Outstanding ---- 57,512 shares in 1995 and 1994                               5,751               5,751
    Additional Paid-in Capital                                                      41,138,147          38,905,080
    Accumulated Deficit                                                            (35,174,225)        (35,759,429)
    Deferred Compensation                                                               (1,817)            (27,775)
    Installment Receivable from Sale of Series B Restricted Stock                      (76,966)            (76,966)
                                                                                  ------------        ------------

          Total Shareholders' Equity                                                 7,238,503           4,224,555
                                                                                  ------------        ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 11,528,674        $  5,910,682
                                                                                  ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended August 31,
                                                       ---------------------------------------------------
                                                          1995               1994                1993
----------------------------------------------------------------------------------------------------------

REVENUES:
   Government Research                                 $  7,014,280       $  6,077,346        $  5,021,975
   Contract Research, License Fees and Royalties          3,923,944            314,428             361,494
   Interest Income                                          231,662            141,584             173,788
   Product and Service                                       37,217             85,559             893,083
                                                       ---------------------------------------------------

         Total Revenues                                  11,207,103          6,618,917           6,450,340
                                                       ---------------------------------------------------

COSTS AND EXPENSES:
   Cost of Government Research                            6,414,148          5,144,071           4,527,595
   Cost of Contract Research                                231,174             89,184             196,788
   Research and Development                               1,244,427            276,024             225,747
   Selling, General and Administrative                    2,729,504          2,175,910           2,801,633
   Cost of Product and Service                                2,646             12,446           1,543,407
   Loss on Sale of Diagnostics Business                           0                  0             637,027
                                                       ---------------------------------------------------

         Total Costs and Expenses                        10,621,899          7,697,635           9,932,197
                                                       ---------------------------------------------------


         Net Income (Loss)                             $    585,204       ($ 1,078,718)       ($ 3,481,857)
                                                       ===================================================

NET INCOME (LOSS) PER COMMON SHARE:

   Primary                                             $       0.05       ($      0.10)       ($      0.33)
                                                       ===================================================

   Fully Diluted                                       $       0.04                 --                  --
                                                       ===================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
   AND COMMON EQUIVALENT SHARES OUTSTANDING:

   Primary                                               12,961,734         11,097,224          10,668,628
                                                       ===================================================

   Fully Diluted                                         13,036,741                 --                  --
                                                       ===================================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Series B           Additional
                                                   Common Stock           Restricted Stock         Paid-in
                                                Shares        Amount    Shares       Amount        Capital
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Balance at August 31, 1992                  10,664,166    $1,066,416    57,512       $5,751    $37,440,631
    Exercise of Stock Options                   29,000         2,900                                 2,900
    Amortization of Deferred Compensation
    Cancellation of Stock Options                                                                  (30,469)
    Net Loss

----------------------------------------------------------------------------------------------------------
Balance at August 31, 1993                  10,693,166     1,069,316    57,512        5,751     37,413,062
    Exercise of Stock Options                   84,276         8,428                               138,779
    Amortization of Deferred Compensation
    Sale of Common Stock and Warrants        1,001,504       100,150                             1,353,239
    Net Loss

----------------------------------------------------------------------------------------------------------
Balance at August 31, 1994                  11,778,946     1,177,894    57,512        5,751     38,905,080
    Exercise of Stock Options                  244,166        24,417                               394,982
    Amortization of Deferred Compensation
    Sale of Common Stock and Warrants        1,453,023       145,302                             1,838,085
    Net Income

----------------------------------------------------------------------------------------------------------
Balance at August 31, 1995                  13,476,135    $1,347,613    57,512       $5,751    $41,138,147

----------------------------------------------------------------------------------------------------------

                                                                            Installment
                                                                             Receivable          Total
                                             Accumulated        Deferred      From Sale  Shareholders'
                                                 Deficit    Compensation       of Stock         Equity
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Balance at August 31, 1992                 $(31,198,854)      $(155,667)      $(76,966)     $7,081,311
    Exercise of Stock Options                                                                    5,800
    Amortization of Deferred Compensation                        71,079                         71,079
    Cancellation of Stock Options                                30,469                              0
    Net Loss                                 (3,481,857)                                    (3,481,857)

------------------------------------------------------------------------------------------------------
Balance at August 31, 1993                  (34,680,711)        (54,119)       (76,966)      3,676,333
    Exercise of Stock Options                                                                  147,207
    Amortization of Deferred Compensation                        26,344                         26,344
    Sale of Common Stock and Warrants                                                        1,453,389
    Net Loss                                 (1,078,718)                                    (1,078,718)

------------------------------------------------------------------------------------------------------
Balance at August 31, 1994                  (35,759,429)        (27,775)       (76,966)      4,224,555
    Exercise of Stock Options                                                                  419,399
    Amortization of Deferred Compensation                        25,958                         25,958
    Sale of Common Stock and Warrants                                                        1,983,387
    Net Income                                  585,204                                        585,204

------------------------------------------------------------------------------------------------------
Balance at August 31, 1995                 $(35,174,225)        $(1,817)      $(76,966)     $7,238,503

------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended August 31,
                                                              -------------------------------------------------
                                                                  1995              1994                1993
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                             $   585,204        $(1,078,718)       $(3,481,857)
Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by (Used in) Operating Activities:
      Loss on Sale of Assets                                            0                  0            637,027
      Depreciation and Amortization                               350,230            205,889            325,591
      Deferred Compensation                                        25,958             26,344             49,306
      Changes in Assets and Liabilities:
          Accounts Receivables                                     30,358            223,233           (141,691)
          Unbilled Costs                                          (29,960)           (86,281)            25,284
          Prepaid Expenses                                        (30,854)            36,077              6,338
          Other Assets                                              3,100             34,650            (39,200)
          Accounts Payable                                        124,568            176,178           (127,331)
          Accrued Expenses                                        897,974           (128,912)          (197,305)
          Deferred Contract Revenue                               736,057            (47,289)          (308,537)
                                                              -----------        -----------        -----------

                   Total Adjustments                            2,107,431            439,889            229,482
                                                              -----------        -----------        -----------

                   Net Cash Provided by (Used in)
Operating Activities                                            2,692,635           (638,829)        (3,252,375)
                                                              -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Short-term Investments                          (5,332,248)        (4,985,970)        (5,422,374)
  Proceeds from Short-term Investments                          6,000,000          4,000,000          3,400,000
  Increase in Restricted Cash                                    (689,797)           (94,674)                 0
  Purchases of Equipment and Leasehold Improvements               (97,016)          (191,907)          (158,657)
  (Increase) Decrease in Other Assets                             124,687           (277,398)                 0
  Payments for Net Assets Acquired                                      0                  0           (268,500)
  Proceeds from Sale of Assets                                          0                  0            901,297
                                                              -----------        -----------        -----------
        Net Cash Provided by (Used in) Investing
Activities                                                          5,626         (1,549,949)        (1,548,234)
                                                              -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock and Warrants               1,983,387          1,453,389                  0
  Proceeds from Exercise of Stock Options                         419,399            147,207              5,800
  Payments on Capital Lease Obligations                          (329,025)          (190,588)          (456,399)
                                                              -----------        -----------        -----------
        Net Cash Provided by (Used in) Financing
Activities                                                      2,073,761          1,410,008           (450,599)
                                                              -----------        -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents            4,772,022           (778,770)        (5,251,208)
Cash and Cash Equivalents at Beginning of Year                  1,114,162          1,892,932          7,144,140
                                                              -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 5,886,184        $ 1,114,162        $ 1,892,932
                                                              ===========        ===========        ===========

Supplemental Disclosure of Cash Flow Information:
  Interest Paid during Period                                 $    85,759        $    19,482        $    44,100
                                                              ===========        ===========        ===========

Supplemental Schedule of Non-cash Investing Activities:
  Property and Equipment Acquired under Capital Leases        $ 1,340,611        $   264,379        $   318,151
                                                              ===========        ===========        ===========



The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Genome Therapeutics Corporation (the Company) was formerly known as Collaborative Research, Inc. Its mission is to translate the discoveries of the Human Genome Project into significant commercial breakthroughs in human medicine. The Company is devoting substantially all of its efforts towards research and development and raising capital. The Company is subject to risks common to companies in its industry including development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations and the need for additional funding.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

REVENUE RECOGNITION

Substantially all of the Company's research and contract revenues are derived from government grants and various contract arrangements. Research revenues are recognized as earned under grants, cost plus fixed fee contracts and fixed price contracts. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees are recognized as earned. Unbilled costs represent revenue recognized prior to billing. Deferred contract revenue represents amounts received prior to revenue recognition. Royalty revenue is recorded as earned.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to ten years.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year using the treasury method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

RECLASSIFICATIONS

The Company has reclassified certain prior year information to conform with the current year's presentation.

2. CASH EQUIVALENT AND SHORT-TERM INVESTMENTS:

The Company applies Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents . Cash equivalents consist of money market funds, repurchase agreements and debt securities at August 31, 1995. Cash equivalents consist of money market funds and repurchase agreements at August 31, 1994. The Company has $784,471 and $94,674 in restricted cash at August 31, 1995 and 1994, respectively, in connection with certain capital lease obligations. (See Note
7).

The Company's portfolio of investments are marketable securities classified as held-to-maturity (recorded at amortized cost). Marketable securities consisted of commercial paper and medium-term notes at August 31, 1995 and 1994 with an average maturity of six months. Realized gains and losses on the sale of marketable securities for the year ended August 31, 1994 and 1995 were not material.

3. INCOME TAXES:

The Company applies Statement of Financial Accounting Standard No. 109, ("SFAS 109"),"Accounting for Income Taxes". SFAS 109 requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change. The effect of the adoption of SFAS 109 was not material to the Company's financial statements.

At August 31, 1995, the Company had net operating loss and tax credit carryforwards of approximately $35,007,000 and $1,120,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. In the year ended August 31, 1995, the Company utilized approximately $1,100,000 of net operating loss carryforwards to offset taxable income.

The net operating loss carryforwards and tax credits expire approximately as follows:

                      Net Operating         Research Tax Credit    Investment Tax
Expiration Date       Loss Carryforwards    Carryforwards          Credit Carryforwards
---------------------------------------------------------------------------------------
1997                         $         -               $ 80,000                $103,000
1998                           6,108,000                208,000                  90,000
1999                           5,039,000                273,000                 143,000
2000                           3,829,000                 84,000                  75,000
2001                           4,812,000                 24,000                   3,000
2002-2010                     15,219,000                      -                  37,000
                             ----------------------------------------------------------
                             $35,007,000               $669,000                $451,000
                             ----------------------------------------------------------

The components of the deferred tax assets recognized in the Company's balance sheet at the respective dates are as follows:

                                                           August 31,
                                                    1995               1994
---------------------------------------------------------------------------
Net operating loss carryforwards            $ 12,699,000       $ 12,357,000
Research and development credits                 669,000            669,000
Investment tax credits                           451,000            414,000
Other, net                                     1,167,000            526,000
                                            -------------------------------
                                            $ 14,986,000       $ 13,966,000
Valuation allowance                          (14,986,000)       (13,966,000)
                                            -------------------------------
                                            $        -0-       $        -0-
                                            -------------------------------

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

4. OTHER ASSETS:

Other assets consist of the following:

                                                                   August 31,
                                                               1995          1994
---------------------------------------------------------------------------------
Intangible assets (net of accumulated amortization
  of $25,695 and $10,892, respectively)                    $ 48,110      $105,525
Deposits                                                     78,906        60,981
Other                                                           -0-       100,000
                                                           ----------------------
                                                           $127,016      $266,506
                                                           ----------------------

Intangible assets consist of licenses and patents. Intangible assets are recorded at cost and are amortized over their expected useful life of five years using the straight-line method.

5.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                               August 31,
                                                         1995               1994
--------------------------------------------------------------------------------
Payroll and related expenses                       $  630,290         $  330,654
Severance                                             326,723                -0-
Employee relocation                                   230,468                -0-
License and other fees                                283,971            227,391
All other                                             265,117            280,550
                                                   -----------------------------
                                                   $1,736,569         $  838,595
                                                   -----------------------------

6.  COMMITMENTS:

At August 31, 1995, the Company has operating leases for office and laboratory facilities which expire on July 31, 1999. Minimum lease payments under the leases at August 31, 1995 are as follows:

1996                    $  613,094
1997                       619,405
1998                       567,499
1999                       534,895
                        ----------
                        $2,334,893
                        ----------


Rental expense was approximately $411,000, $208,000, and $296,000 in the years ended August 31, 1995, 1994, and 1993, respectively. Rental expense for the year ended August 31, 1994 was offset by approximately $100,000 of sublease rental income.

7.  CAPITAL LEASE OBLIGATIONS:

The Company has various capital lease line arrangements under which it can finance up to $2,500,000 of certain office and laboratory equipment. These leases are payable in thirty-six monthly installments. The interest rate ranges from prime (8.75% at August 31, 1995) plus 1.5% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has $493,711 available under these various capital lease agreements at August 31, 1995.

Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in sixty monthly payments of $2,076.

 Future minimum lease commitments at August 31, 1995, are as follows:

                     1996                                $  589,644
                     1997                                   587,276
                     1998                                   354,272
                     1999                                    40,135
                                                         ----------
Total minimum lease payments                              1,571,327
Less-Amount representing interest                          (201,055)
                                                         ----------
Present value of total minimum
  lease payments                                          1,370,272
Less-Current portion                                       (478,033)
                                                         ----------
                                                         $  892,239
                                                         ----------

8. SHAREHOLDERS' EQUITY:

PRIVATE PLACEMENT

On March 20 1995, the Company completed a private placement of 850,000 shares of common stock at $2.43 per share resulting in proceeds of approximately $2,000,000 net of issuance costs. In connection with the private placement, the Company issued warrants to purchase 1,020,000 shares of common stock at a exercise price of $2.43 per share. These warrants were exercised on July 18, 1995 and resulted in the net issuance of 603,023 shares of common stock. The net issuance represents the excess fair market value of the shares purchasable pursuant to the warrants on the date of exercise over the total exercise price of such warrants.

SERIES B RESTRICTED STOCK

The Company has designated 625,000 shares of common stock as Series B Restricted Stock ("Series B Stock") and issued 57,512 shares of Series B Stock in exchange for a subscription receivable. In the event of liquidation, holders of common stock are entitled to receive, prior to and in preference to any distribution of the Company's assets to the holders of Series B Stock, the greater of: (a) $5.00 per share; or (b) an amount per share equal to ten (10) times the amount which, after such distribution, would remain available for distribution to holders of the Series B Stock. After such preferential distribution, the remaining assets, if any, of the Company would be distributed ratably to the holders of common stock and Series B Stock.

STOCK OPTIONS

The Company adopted the 1988, 1991 and 1993 stock option plans for key employees and consultants. Under these plans, the stock option committee may grant options to purchase up to 1,750,000 of the Company's common shares. The purchase price and vesting schedule applicable to each option grant is determined by the stock option committee. Under separate agreements, the Company has granted directors and certain consultants of the Company options to purchase common stock. In addition, the Company has granted stock options under the 1981 and 1984 stock option plans, and non-statutory stock option plan. No further options may be granted under any of these plans.

The Company records deferred compensation when stock options are granted at an exercise price per share which is less than the fair market value of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair value per share over the exercise price times the number of options granted. Deferred compensation will be recognized as an expense over the vesting period of the underlying options. Compensation expense included in the statement of operations was approximately $26,000, $26,000 and $71,000 for the year ended August 31, 1995, 1994 and 1993, respectively.

There were 139,650 common shares available for future grants at August 31, 1995 under existing stock option plans. The following is a summary of all stock option activity .

                                       1995            1994            1993
--------------------------------------------------------------------------------
Options shares:
   Granted                             355,275         970,100        1,791,350
   Exercised                          (244,166)        (84,276)         (29,000)
   Cancelled                           (70,624)       (108,288)        (157,798)
                                    ----------      ----------      -----------
   Outstanding at August 31          3,540,187       3,499,702        2,722,166
                                    ----------      ----------      -----------

Price range of outstanding options
  at end of period                  $.20-$8.00      $.20-$8.00      $.20-$11.94

Price range of exercised options
  during period                     $.81-$4.00      $.88-$2.94      $.20

9.  INCENTIVE SAVINGS PLAN 401(k):

The Company maintains an incentive savings plan (the "Plan") for the benefit of all employees, as defined. Matching contributions are made to the Plan by the Company at a rate of 50% for the first 2% of salary and 25% for the next 4% of salary, limited to the first $50,000 of annual salary. On November 4, 1986, the Company granted to each active employee one hundred (100) shares, or a pro rated amount, of its common stock. The Company contributed $43,533, $43,233 and $36,315 to the Plan for 1995, 1994 and 1993, respectively.

10. COLLABORATION AGREEMENT

       Astra AB - In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. Under the terms of the agreement, the Company granted Astra exclusive access to its H. pylori genomic sequence database and agreed to undertake certain research efforts in exchange for a minimum of approximately $11 million and up to $22 million in license fees, expense allowances, research funding and milestone payments. The agreement grants Astra exclusive worldwide rights to make, use and sell products based on the Company's
H. pylori technology and requires Astra to provide research funding to the Company over a period of two and one-half years to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. Research under the agreement will be directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties. In August 1995, the Company received $4,269,000, of which $3,500,000 was recorded as a nonrefundable license fee and capital allowance which is included in contract research, license fees and royalties on the accompanying consolidated statement of operations and $769,000 was recorded as deferred revenue on the accompanying consolidated balance sheet. The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which were enabled in a significant manner by the genomic data base licensed to Astra by the Company.

11. LOSS ON SALE OF DIAGNOSTIC TESTING BUSINESS:

On June 27, 1993, the Company sold all of the assets of its diagnostic testing business to Dianon Systems, Inc. for $1.0 million. The transaction resulted in a non-recurring loss of $.6 million.

12. HARVARD LICENSE AGREEMENT:

On November 12, 1993, the Company entered into an agreement with Harvard Medical School for an exclusive worldwide license for commercial applications of their patented multiplex sequencing technology. Under this agreement, the Company had paid a nonrefundable license fee of $100,000, of which $50,000 can be credited against future royalties. In addition, the Company must pay minimum royalties ranging from $5,000 in 1995 to $35,000 in 1998. During 1995, the Company incurred a royalty expense of $100,000, of which $50,000 was credited against prepaid royalties. The Company may terminate this agreement upon 90 days notice.

                                                                     Schedule II

                Genome Therapeutics Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
               For the Years Ended August 31, 1995, 1994 and 1993
                         Reserves for Doubtful Accounts

Balance, August 31, 1992                                              $  74,390

     Additions charged to expense                                       124,992
     Write-off of uncollecticible accounts, net                         (20,800)
                                                                      ---------
Balance, August 31, 1993                                              $ 178,582
                                                                      =========


     Additions charged to expense                                        59,102
     Write-off of uncollecticible accounts, net                          (8,418)
                                                                      ---------
Balance, August 31, 1994                                              $ 229,266
                                                                      =========


     Additions charged to expense                                             0
     Write-off of uncollecticible accounts, net                        (229,266)
                                                                      ---------
Balance, August 31, 1995                                              $       0
                                                                      =========

                                 EXHIBIT INDEX

Exhibit No.       Description                                               Page No.
-----------       -----------                                               --------
10.25             Stock and Warrant Purchase Agreement among the Company
                  and certain purchasers of the Company's Common Stock
                  and warrants dated March 20, 1995

10.26 Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995

10.27 Form of Warrant issued pursuant to the Stock and Warrant Purchase Agreement

10.28 Agreement between the Company and Astra Hassle AB dated August 31, 1996

23                Consent of Arthur Anderson LLP

27                Financial Data Schedule
