Form 10-Q
period 1995-11-25
GENOME THERAPEUTICS CORP
filed 1996-01-09
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended:  November 25, 1995
                                         -----------------
                     Commission File No:  0-10824
                                          -------
                           GENOME THERAPEUTICS CORP.
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                       04-2297484
                 -------------                       ----------
          (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
IDENTIFICATION OF INCORPORATION OR ORGANIZATION)         NO.)

          100 BEAVER STREET;  WALTHAM, MASSACHUSETTS            02154
          ------------------------------------------            -----
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER:  (617) 893-5007
                                                 --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        COMMON STOCK                           13,751,011
        ------------                    ---------------------------
      $.10 PAR VALUE                    Outstanding January 3, 1996

 SERIES B RESTRICTED STOCK                         57,512
 -------------------------              ---------------------------
      $.10 PAR VALUE                    Outstanding January 3, 1996


                   Genome Therapeutics Corp. and Subsidiaries

         Index to Unaudited Financial Information and Other Information


                                                        Page
                                                        ----
Part I

Financial Information
Unaudited:


 Consolidated Condensed Balance Sheets as of            3
 August 31, 1995 and November 25, 1995

  Consolidated Statements of Operations                 4
     for the 13 week period ended November
     26, 1994 and November 25, 1995


  Consolidated Statements of Cash Flows for the         5
     13 week period ended November 26, 1994
     and November 25, 1996

  Notes to Consolidated Condensed Financial             6-7
     Statements for the 13 week period ended
     November 26, 1994 and November 25, 1995

  Management's Discussion and Analysis of Financial
     Conditions and Results of Operations               8-11


Part II
Other Information:

     Other Information                                  12

     Signature                                          13

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                   August 31,         November 25,
                                                                      1995                1995
                                                                           (Unaudited)
----------------------------------------------------------------------------------------------------
Assets:
Current Assets:
   Cash and Cash Equivalents                                       $ 5,886,184        $ 2,276,648
   Marketable Securities                                             2,340,592          5,712,936
   Accounts Receivable (net of allowances
       for doubtful accounts)                                          360,793            399,069
   Unbilled Costs and Fees                                             259,005            171,380
   Prepaid Expenses and Other Current Assets                            50,140             80,387
                                                                   -----------        -----------
        Total Current Assets                                         8,896,714          8,640,420

Equipment and Leasehold Improvements, at cost:
   Laboratory and Scientific Equipment                               1,464,987          1,923,642
   Leasehold Improvements                                            1,597,069          1,607,271
   Office Equipment and Furniture                                      903,946          1,184,688
   Construction in progress                                            206,103             64,233
                                                                   -----------        -----------
                                                                     4,172,105          4,779,834
   Less Accumulated Depreciation
       and Amortization                                              2,451,632          2,576,123
                                                                   -----------        -----------
                                                                     1,720,473          2,203,711

Restricted Cash                                                        784,471            776,360
Other Assets                                                           127,016            123,315
                                                                   -----------        -----------
                                                                   $11,528,674        $11,743,806
                                                                   ===========        ===========
Liabilities and Shareholders' Equity:
Current Liabilities:
   Accounts Payable                                                   $409,282           $327,812
   Accrued Expenses                                                  1,736,569          1,546,046
   Deferred Contract Revenue                                           774,048            947,201
   Current Maturities of Capital Lease Obligations                     478,033            681,463
                                                                   -----------        -----------
        Total Current Liabilities                                    3,397,932          3,502,522
                                                                   -----------        -----------
Capital Lease Obligations, net of Current Maturities                   892,239          1,169,712

Shareholders' Equity                                                 7,238,503          7,071,572
                                                                   -----------        -----------
                                                                   $11,528,674        $11,743,806
                                                                   ===========        ===========

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------
                                                                 Thirteen-week Period Ended
                                                                November 26,     November 25,
                                                                    1994             1995
                                                                        (Unaudited)
------------------------------------------------------------------------------------------------
Revenues:
  Government Research                                            $ 1,525,957      $ 1,365,893
  Collaborative Research, License Fees and Royalties                  35,560          716,536
  Interest Income                                                     41,082          118,385
  Product and Service                                                 11,943           12,565
                                                                 -----------      -----------
       Total Revenues                                              1,614,542        2,213,379
                                                                 -----------      -----------
Costs and Expenses:
  Cost of Government Research                                      1,325,798        1,282,178
  Research and Development                                           255,630        1,078,995
  Selling, General and Administrative                                 482,063          513,449
  Cost of Product and Service                                          1,053              506
                                                                 -----------      -----------
       Total Costs and Expenses                                    2,064,544        2,875,128
                                                                 -----------      -----------
       Net Loss                                                    ($450,002)       ($661,749)
                                                                 ===========      ===========
Net Loss per Common Share                                             ($0.04)          ($0.05)
                                                                 ===========      ===========
Weighted Average Number of
   Common Shares Outstanding                                      11,778,946       13,539,632
                                                                 ===========      ===========

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------
                                                                         Thirteen-week Period Ended
                                                                        November 26,    November 25,
                                                                            1994            1995
                                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                                   (450,002)     ($661,749)
Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
      Depreciation and Amortization                                          65,596        132,375
      Deferred Compensation                                                   6,489          1,817
      Changes in Assets and Liabilities:
          Accounts Receivable                                              (103,215)       (38,276)
          Unbilled Costs and Fees                                            59,672         87,625
          Prepaid Expenses and Other Current Assets                         (20,140)       (30,247)
          Accounts Payable                                                   36,636        (81,470)
          Accrued Expenses                                                  (49,445)      (119,398)
          Deferred Contract Revenue                                         (11,740)       173,153
                                                                         ----------     ----------
                   Total Adjustments                                        (16,147)       125,579
                                                                         ----------     ----------
                   Net Cash Used in Operating Activities                   (466,149)      (536,170)
                                                                         ----------     ----------
Cash Flows from Investing Activities:
  Purchases of Marketable Securities                                     (1,000,544)    (3,872,344)
  Proceeds from Sale of Marketable Securities                             3,000,000        500,000
  (Increase) Decrease in Restricted Cash                                    (58,886)         8,111
  Purchases of Equipment and Leasehold Improvements                         (80,154)       (15,876)
  Decrease in Other Assets                                                   (8,278)             0
                                                                         ----------     ----------
        Net Cash Provided by (Used in) Investing Activities               1,852,138     (3,380,109)
                                                                         ----------     ----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock and Warrants                                 0         17,520
  Proceeds from Exercise of Stock Options                                         0        404,356
  Payments on Capital Lease Obligations                                     (63,343)      (115,133)
                                                                         ----------     ----------
        Net Cash Provided by (Used in) Financing Activities                 (63,343)       306,743
                                                                         ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents                      1,322,646     (3,609,536)
Cash and Cash Equivalents, at Beginning of Period                         1,114,162      5,886,184
                                                                         ----------     ----------
Cash and Cash Equivalents, at End of Period                              $2,436,808     $2,276,648
                                                                         ==========     ==========
Supplemental Disclosure of Cash Flow Information:
  Interest Paid during Period                                            $   10,938     $   40,740
                                                                         ==========     ==========
Supplemental Schedule of Non-cash Investing Activities:
  Property and Equipment Acquired under Capital Leases                   $  333,948     $  591,853
                                                                         ==========     ==========


See Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
-------------------------------------------------------------------------------

1.  Basis of Presentation
    ---------------------
    The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 week period ended November 25, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 29, 1995 and as amended on Form 10-K/A on January 9, 1996.

2.  Net Loss Per Share
    ------------------
    Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the calculation, as their effects would be anti-dilutive.

3.  Cash Equivalents and Marketable Securities
    ------------------------------------------
    The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
    The Company's cash equivalents and marketable securities are classified as available-for-sale. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months.
    Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents consist of money market funds, repurchase agreements and debt securities. Marketable securities are carried at fair market value which approximates amortized cost, accordingly unrealized holding gains and losses were immaterial. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper with an average maturity of six to nine months. The Company has $784,471 and $776,360 in restricted cash at August 31, 1995 and November 25, 1995, respectively, in connection with certain capital lease obligations.

4.  Use of Estimates in the Preparation of Financial Statements
    -----------------------------------------------------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.  Capital Lease Obligations
    -------------------------


    The Company has various capital lease line arrangements under which it can finance up to $4,000,000 of certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rate ranges from prime (8.75% at August 31, 1995) plus 1% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 3). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has approximately $1,400,000 available under these various capital lease agreements at November 25, 1995.

    Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

    Capital lease obligations at August 31, 1995 are as follows:

    Year Ending August 31,
        1996 ..................................................... $  589,644
        1997 .....................................................    587,276
        1998 .....................................................    354,272
        1999 .....................................................     40,135
                                                                   ----------
        Total minimum lease payments .............................  1,571,327
        Less -- Amount representing interest .....................    201,055
                                                                   ----------
        Present value of total minimum lease payments ............  1,370,272
        Less -- Current portion ..................................    478,033
                                                                   ----------
                                                                   $  892,239
                                                                   ==========


    Subsequent to August 31, 1995, the Company entered into approximately $592,000 of additional capital lease obligations under the capital lease line arrangements discussed above.


6.  Subsequent Event -- Schering-Plough
    -----------------------



    In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough") providing for the use by Schering-Plough of the genomic sequence of a specified pathogen the Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.



    Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in expense allowances, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to in the previous sentence) in expense allowances, research funding and milestone payments.



    The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the Company's genomic database of specified pathogen and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use, and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW


  The Company is engaged in the field of genomics -- the discovery and characterization of genes. Currently, the Company's primary activity is genomic research and development. For the past several years, the Company's primary source of revenues have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to
H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the genomic sequence of a specific pathogen that the Company is sequencing to identify new gene targets for the development of novel antibiotics.



  The Company will not receive significant product revenues on a sustained basis until such time, if any, at which products based on the Company's research efforts are commercialized. The Company's product development strategy is to enter into collaborations with pharmaceutical and biotechnology companies whereby these corporate partners will provide most of or all of the financial and other resources required to complete the development and to commercialize products based on the Company's genomics research in exchange for a variety of license and milestone payments, research support and royalties. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct pre-clinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based on product revenues for many years.



  As of November 25, 1995, the Company had outstanding approximately $12,034,000 of government grants and research contracts under which services had yet to be performed over approximately the next 18 to 24 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the United States Congress. As of November 25, 1995 the funded portion of these grants and contracts was $4,201,000. For the thirteen week period ended November 26, 1994 and November 25, 1995 revenue recognized pursuant to United States government grants and research accounted for approximately 95% and 62%, respectively of the Company's total revenues. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.



  The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $35,836,000 at November 25, 1995. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and compensation of funding under existing and new government grants and contracts and collaborative agreements.

RESULTS OF OPERATIONS


THIRTEEN WEEK PERIOD ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
------------------------------------------------------------------
REVENUE


  Total revenues increased 37% from $1,615,000 for the 13 week period ended November 26, 1994 to $2,213,000 for the 13 week period ended November 25, 1995. Government research revenue decreased approximately 10% from $1,526,000 for the 13 week period ended November 26, 1994 to $1,366,000 for the 13 week period ended November 25, 1995. The decrease in government research revenue for the 13 week period ended November 25, 1995 was primarily attributable to a change in the mix of government grants and contracts under which services were performed to grants and contracts which contain provisions for lower overhead reimbursement rates. Revenue derived from government research grants and contracts is generally based upon direct costs such as labor and laboratory supplies as well as an allocation for reimbursement of a portion of overhead.



  Collaborative research, license fees and royalties increased from $36,000 for the 13 week period ended November 26, 1994 to $716,000 for the 13 week period ended November 25, 1995, primarily due to revenues received under the Company's collaboration with Astra which began in August 1995.



  Interest income increased 188% from $41,000 for the 13 week period ended November 26, 1994 to $118,000 for the 13 week period ended November 25, 1995 reflecting the increase in funds available for investment as a result of the Company's sale of Common Stock in a private placement in March 1995 and payments received under the Astra collaboration in August 1995.



COSTS AND EXPENSES



  Total costs and expenses increased 39% from $2,065,000 for the 13 week period ended November 26, 1994 to $2,875,000 for the 13 week period ended November 25, 1995. Cost of government and collaborative research consists of payroll and related costs, laboratory supplies and overhead expenses (including facilities and equipment expenses). The cost of government research decreased 3% from $1,326,000 for the 13 week period ended November 26, 1994 to $1,282,000 for the 13 week period ended November 25, 1995. Cost of government research, as a percentage of government research revenue, was 94% for the 13 week period ended November 25, 1995 and 87% for the 13 week period ended November 26, 1994. This increase was primarily due to a change in the mix of government grants and contracts under which services were performed during the 13 week period ended November 25, 1995 to grants and contracts which contain provisions for lower overhead reimbursement rates. Cost of government research, as a percentage of government research revenue, fluctuates based upon the nature of the government contracts and grants, the overhead reimbursement rates under such contracts and grants, as well as changes in the Company's overhead structure.



  Research and development expense, which includes both company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 321% from $256,000 for the 13 week period ended November 26, 1994 to $1,079,000 for the 13 week period ended November 25, 1995. The increase was primarily related to increased expenses related to the Company's H. Pylori and Staph. pathogen gene discovery programs and prostate cancer and BPH human gene discovery programs. The H. Pylori program is funded under the Company's collaborative agreement with Astra. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in fiscal 1996, particularly with respect to its human gene discovery programs.



  Selling, general and administrative expenses increased 7% from $482,000 for the 13 week period ended November 26, 1994 to $513,000 for the 13 week period ended November 25, 1995. The increase in selling, general and administrative expenses for the 13 week period ended November 25, 1995 was primarily due to an increase in payroll and related expenses, interest expense and other corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES


  Since September 1, 1992, the Company's primary sources of cash have been government grants and contract revenue, revenue from collaborative research agreements, borrowing under capital leases, and proceeds from sale of equity securities. In fiscal 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of Common Stock and warrants and the exercise of stock options. In August and December 1995, the Company entered into collaborative arrangements under which it received $3,500,000 from Astra and $3,000,000.



  As of November 25, 1995, the Company had cash, cash equivalents and marketable securities of approximately $8,766,000 (of which approximately $776,000 is restricted in connection with certain capital lease obligations) and working capital of approximately $5,138,000. The Company has various arrangements under which it can finance up to $4,000,000 of certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At November 25, 1995 the Company had approximately $1,400,000 available under these arrangements and had an outstanding balance of approximately $1,851,000 which is repayable over the three year period ending December 1998.



  The Company's operating activities used cash of approximately $536,000 and $466,000 for the 13 week period ended November 25, 1995 and November 26, 1994, respectively. Cash was used in such period primarily to fund the Company's operating losses.



  The Company's investing activities used cash of approximately $3,380,000 for the 13 week period ended November 25, 1995 primarily to purchase marketable securities, equipment and leasehold improvements. The Company's investing activities provided cash of approximately $1,852,000 for the 13 week period ended November 26, 1994 primarily from sales of marketable securities.

  Financing activities provided cash of approximately $307,000 for the 13 week period ended November 25, 1995 primarily from the sale of Common Stock and warrants and the exercise of stock options, net of payments of capital lease obligations. Financing activities used cash of approximately $63,000 for the 13 week period ended November 24, 1994 for payments of capital lease obligations.



  The Company currently estimates that it will acquire $1,500,000 of capital equipment during fiscal 1996, consisting primarily of computer systems, lab equipment and office equipment. The Company plans to utilize its capital lease arrangements to finance the acquisition of this equipment. During the 13 week period ended November 25, 1995, the Company purchased approximately $608,000 of capital equipment of which $592,000 was financed under capital leases.



  The Company believes that its existing capital resources are adequate to meet its working capital needs through at least the next 24 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

  The Company may seek additional funding through public or private financing and expects to seek additional funding through collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

                                    Part II
                                    -------

Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes In Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
 a)       Exhibits:
          ---------
          10.29 Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd. dated as of December 6, 1995.

 b)       Reports on Form 8-K
          -------------------
          None.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                        Genome Therapeutics Corp.


                             /s/ Fenel M. Eloi
                         -----------------------------
                                 Fenel M. Eloi
                         (Principal Financial Officer)

                             Date: January 9, 1995