Form 10-K/A
period 1995-08-31
GENOME THERAPEUTICS CORP
filed 1996-01-10
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A

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


                           GENOME THERAPEUTICS CORP.

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

         Exhibit Index appears on Page 49.

                                    PART 1
Item 1. BUSINESS

OVERVIEW

     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics -- the identification and characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its proprietary high-throughput multiplex DNA sequencing technology and positional cloning and bioinformatics capabilities in two principal areas, the discovery and characterization (i.e., determination of functionality) of (i) genes of infectious organisms ("pathogens") that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. In 1995, the Company entered into two corporate collaborations in connection with its pathogen gene discovery programs, an agreement with Astra Hassle AB ("Astra") and an agreement with Schering Corpration and Schering-Plough Ltd. ("collectively, Schering-Plough").


SCIENTIFIC BACKGROUND

     Human disease is caused by a variety of factors, including genetic defects, pathogens and environmental factors, with many of the most common life-threatening and chronic diseases believed to have a genetic basis. Genes, which define the inherited characteristics of an organism, are found in all living cells (e.g., human, animal and pathogen cells). Each gene codes for a specific protein that performs a specific function in the body, such as the production of insulin. In humans, a defect in a gene, or the absence of a critical gene, may lead to overproduction, underproduction, improper function or absence of a protein resulting in the onset of disease or an undesirable physical condition. Genetic defects can be inherited or can accumulate during the lifetime of an individual. Human diseases caused by pathogens also have a genetic foundation in that specific genes in the pathogen are required for that organism to survive and infect its human host.

     The genetic content of an organism consists of DNA, a chemically complex material comprised of four different nucleotides (adenine, guanine, cytosine, and thymine) which are the building blocks of DNA. The sequence in which these nucleotides are linked together in a molecule of DNA determines the informational content of genes. The entire genetic content of an organism, including humans, is referred to as its genome.

     The human genome consists of 23 pairs of DNA sequences or chromosomes. These chromosomes contain approximately 100,000 human genes distributed over approximately three billion nucleotides. Human genes are found in the chromosomes as coding regions of DNA ("exons") interrupted by non-coding regions of DNA ("introns"). The number of exons found in human genes can be quite large as can be the distance between exons. The function of the majority of human DNA is unknown. The DNA sequence of a human gene is transcribed into a messenger RNA molecule (mRNA) which is processed to contain only the exon sequences. The information in the mRNA molecule is, in turn, translated into a protein product.

     Genomes of pathogens are significantly less complex than the human genome and generally consist of a single chromosome containing several thousand genes distributed over millions of nucleotides. The majority of DNA in pathogens typically is comprised of genes as uninterrupted DNA sequences.

     Proteins expressed by genes are the targets of most current drugs. As a result, the identification of human disease genes and the protein product of these genes may lead to new therapeutics and diagnostic tests. In the case of diseases caused by pathogens, the identification of the biologically important genes of the pathogen may lead to the development of new drugs and vaccines to combat the pathogen. Moreover, because of the simpler nature of the genomes of pathogens relative to the human genome, efforts to identify and characterize pathogen genes may lead to product development candidates more quickly than human gene discovery efforts. The two principal technologies currently being used to discover genes are sequencing and positional cloning.

  Sequencing

     Sequencing is the process of identifying genes through the determination of the order or sequence of nucleotides in DNA fragments. In recent years, high-throughput procedures, such as those being employed by the Company, have been developed which now enable sequencing to be performed on a larger scale and with greater speed than was previously possible.

     There are generally two ways of applying high-throughput sequencing to discover genes: random discovery and targeted discovery. In random discovery, high-throughput sequencing is used to identify the genes in a genome without regard to the function of the genes. In targeted discovery, high-throughput sequencing is used to identify the genes in a specific chromosomal region or tissue after the region or the tissue has been implicated in or associated with a specific disease.


     High-throughput sequencing offers a practical way of randomly identifying all of the genes in a pathogen because the genomes of pathogens consist of relatively small numbers of uninterrupted gene sequences. In contrast, the human genome is very large with only small portions of the DNA containing genes which are present as interrupted DNA sequences. As a result, although high-throughput sequencing of the DNA in a particular chromosomal region is used in human gene discovery, sequencing of all of the DNA in the human genome is not a practical means to identify large numbers of human genes. Instead, several groups are randomly discovering large numbers of human genes by sequencing expressed copies of genes, which contain only exons and are called cDNA, which they synthesize from mRNA.


     Although random discovery permits the rapid identification of pathogen and human genes, it generally does not provide an understanding of the function of a gene or of the gene's role in a particular disease. Any determination of function, or "characterization," of randomly discovered genes is dependent on the detection of structural similarities, or homology, existing between the protein product of such sequenced genes and genes with a known function.

     Targeted gene discovery by high-throughput sequencing of human DNA typically is applied as part of positional cloning (described below) after a specific chromosomal region has been identified which is believed to contain a particular gene. In this targeted gene discovery procedure, the entire chromosomal region is sequenced in an effort to identify, from all the genes present in that region, the one gene located in that region which is responsible for causing the specific disease.

     Another type of targeted gene discovery involves the use of high-throughput sequencing of cDNA to identify genes believed to cause or maintain a particular disease. In this procedure, which is referred to as "comparative gene expression," mRNA present in healthy and diseased tissues is converted into cDNA and then sequenced to identify the genes whose protein product is present in each. Candidate genes responsible for causing or maintaining the disease are identified by comparing which genes are expressing or producing their protein product and at what level this expression is occurring in both the healthy and diseased tissue.

  Positional Cloning

     Positional cloning is the process of analyzing disease inheritance patterns to identify the genes responsible for causing human disease. The first step in positional cloning is the identification of individual families or genetically homogeneous populations in which the occurrence of the disease in individuals within such families or populations is substantially higher than in the general population. Blood samples are collected from individuals within the family or population to provide DNA to be used to identify the region on a particular chromosome where the disease-causing gene is located. This process is referred to as "genetic linkage mapping."

     In genetic linkage mapping, DNA probes are used to detect genetic markers, regions of DNA that vary in sequence content from person to person. The position of these genetic markers on a chromosome, as detected by the DNA probes, constitutes a genetic linkage map of the chromosome. The chromosomal regions which are initially examined are those regions which have been identified as containing genes that are likely candidates for causing or predisposing an individual to the disease. Because very few human genes have been mapped to date, most genetic mapping is done genome-wide with a set of DNA probes that span the genome. By following the inheritance patterns of genetic markers and looking for the coinheritance of the genetic markers and the disease, the gene responsible for causing or predisposing an individual to that disease can be located within a specific chromosomal region. Using additional DNA probes, the chromosomal region containing the targeted disease gene can be narrowed to a region consisting of approximately 2,000,000 to 3,000,000 nucleotides in size containing between approximately 60 and 100 genes.

     Next, libraries comprised of large DNA fragments are examined to find those fragments which contain pieces of DNA from the relevant chromosomal region. The aligning of these DNA fragments so that their resulting order represents how these DNA fragments are related to each other in the relevant chromosomal region is called physical mapping. The physical map of the relevant chromosomal region can then be used to identify the genes which are contained within the region. These genes can be identified in two ways. First, "exon trapping" is used, whereby individual exons within this chromosomal region can be isolated and then used to obtain a complete copy of the gene from a cDNA library. Alternatively or in combination with exon trapping, the DNA of the chromosomal region can be sequenced using high-throughput procedures and, through the use of special computer software, the exons which are contained within the chromosomal region can be predicted. This sequencing information is then used to search cDNA libraries for DNA fragments which contain these presumed exons.

     Each gene identified through this process is a candidate for causing the disease. By determining the sequence of these genes in individuals with the disease and comparing it to the sequence of that gene from healthy individuals, the gene involved in the disease can be identified. DNA sequence differences, which are only found in individuals who have inherited the disease, identify the gene which is believed to be responsible for causing the disease.

COMPANY TECHNOLOGY

     The Company applies its proprietary technologies and know-how in high-throughput multiplex sequencing and positional cloning in its gene discovery programs. In its pathogen programs, the Company uses its high-throughput sequencing capabilities to sequence the genomes of pathogens. In its human gene discovery programs, the Company combines its proprietary positional cloning capabilities, together with its high-throughput sequencing capabilities, in its efforts to identify and characterize human genes associated with disease. In support of these technologies, the Company has developed sophisticated bioinformatics capabilities which utilize computer hardware and proprietary software to track, process and analyze the data generated in the gene discovery process.

  Multiplex Sequencing


     GTC uses its proprietary high-throughput DNA sequencing process, called "multiplex sequencing," as its primary means to sequence DNA. The Company holds exclusive world-wide commercial rights to this technology, which was originally developed by Dr. George Church's laboratory at the Howard Hughes Medical Institute, pursuant to a license from Harvard College. See "Patents and Proprietary Technology." Dr. Church is a scientific advisor to the Company. In multiplex sequencing, individual DNA samples are mixed together and then processed simultaneously. At the end of the process, the nucleotide sequence of the individual DNA samples in the mixtures is determined by using DNA probes. The Company has routinely combined up to 20 different DNA samples and used up to 40 different DNA probes to detect the sequence generated from each end of each DNA fragment in the mixtures. By combining 20 different DNA samples into a single mixture, the Company only has to perform a single series of preparatory procedures to produce 40 different DNA sequences. Commercially available automated DNA sequencers require 20 individual samples to be processed through the preparatory procedures to produce the same number of DNA sequences.



     The Company has used its multiplex sequencing technology to sequence virtually the entire genome of Helicobacter pylori ("H. pylori") and portions of the genomes of three other pathogens (Staphylococcus auereus ("Staph."), Microbacterium tuberculosis ("M. tuberculosis"), and Myclobacterium leprae ("M. leprae")). The Company has also used multiplex sequencing to sequence a 60,000 nucleotide region of human chromosome 4 thought to contain the gene responsible for fascioscapeulohumeral muscular dystrophy ("FSHD") and to sequence a 40,000 nucleotide region on human chromosome 10 which was subsequently determined by a third party to contain the gene responsible for a type of thyroid cancer.

     The Company's multiplex sequencing technology currently is semi-automated. The Company is developing a fully-automated version of the process. The Company has built prototype equipment to automate the use of DNA probes in multiplex sequencing and expects to introduce this equipment into full-scale use in the second half of 1996. This equipment will also automate the use of DNA probes in the Company's multiplex genotyping technology. See "Company Technology--Positional Cloning." The Company also plans to acquire robotic laboratory equipment to automate the sample preparatory procedures required in the sequencing process. The Company believes that automation will increase the speed and lower the cost of sequencing DNA samples. The Company supplements its proprietary multiplex sequencing technology with automated, commercially available, DNA sequencers.


  Positional Cloning

     The Company has over 10 years of experience in various aspects of positional cloning. GTC was one of the pioneers in the use of genetic linkage mapping and developed numerous techniques and tools that are widely used in the positional cloning field. In its positional cloning efforts, the Company applies its proprietary multiplex genotyping technology. Genotyping is the process of using DNA probes to determine the genetic composition of specific regions on each chromosome of each family member. Using multiplex genotyping, the Company has simultaneously processed up to 50 genetic markers for each family member in a single sample mixture. By combining 50 different genetic markers, the Company reduces the number of laboratory steps required to obtain the data needed to localize a disease gene to a specific chromosomal region.

     The Company has considerable experience in identifying genetic markers for specific chromosomal regions. This ability is needed when additional genetic markers are required to narrow the size of the chromosomal region believed to contain the disease gene. The Company also has several libraries of large DNA fragments arranged in a format which facilitates the isolation of DNA fragments from a specific chromosomal region. These libraries are used to develop physical maps of chromosomal regions thought to contain disease genes. In addition, the Company uses specialized tools to trap the exons present in large DNA fragments. These tools are used to isolate exons from the genes present in chromosomal regions believed to contain disease genes.


     Examples of key accomplishments by GTC in positional cloning include:


  Year(s)                                Accomplishment
  -------                                --------------
1985                 Completion of genetic linkage mapping of the gene
                     responsible for cystic fibrosis to chromosome 7

1987 Completion of the first genetic linkage map of the entire human genome

1987 to 1994         Completion of detailed genetic linkage maps of human
                     chromosomes 5, 7, 10, 16, 17 and 20

1995                 Completion of genetic and physical maps for chromosome 10
                     and detailed physical maps for regions of chromosome 10 thought to contain tumor suppressor genes


  Bioinformatics

     The process of identifying and characterizing genes generates vast amounts of data which must be organized and managed. Such data result from genetic linkage and physical mapping, DNA sequencing and biological experiments performed on identified genes. The use of computers, software and databases to track, process, store, retrieve and analyze data generated by genomic research is referred to as "bioinformatics," which is an emerging subspecialty of genomics and a key capability of any participant in the field. Because of its early work in large-scale genetic linkage analysis, GTC was one of the first companies to develop significant bioinformatics capabilities. The Company expanded these capabilities several years ago when it began to use and further develop its proprietary multiplex sequencing technology. The Company uses its current bioinformatics systems to manage the production and interpretation of multiplex sequence data and compare and screen these data against public and proprietary sequence databases.

     The Company continually refines its bioinformatics systems. The Company currently is focusing these efforts in four areas: upgrading and standardizing its bioinformatics hardware and software; developing enhanced data management systems; expanding its software engineering capabilities; and expanding its resources in computational molecular biology. These enhancements are expected to result in more effective data management by allowing for higher-throughput sequencing, providing for smooth integration of laboratory automation, supporting more rapid analyses and comparison of genomic data and facilitating the identification of gene targets for the development of therapeutic, vaccine and diagnostic products. As part of its enhancement of its bioinformatics capabilities, the Company is in the process of significantly increasing the number of its bioinformatics personnel.

GTC STRATEGY

     The Company's objective is to use its proprietary multiplex sequencing and positional cloning technologies and bioinformatics capabilities to identify gene targets for the development of novel therapeutic, vaccine and diagnostic products in collaboration with pharmaceutical and biotechnology company partners. The Company is using the following strategies to achieve this objective:

  Sequencing of Pathogens


     Over the past four years, the Company has devoted a significant portion of its resources to, and obtained considerable experience in, sequencing the genomes of pathogens. The Company has sequenced virtually the entire genome of
H. pylori and portions of the genomes of three other disease-causing pathogens. The Company plans to continue to identify and characterize genes of these and other pathogens for which the Company believes new or improved therapeutic, vaccine or diagnostic products represent a significant commercial opportunity. In particular, the Company plans to focus its efforts on pathogens where the incidence of antibiotic resistance or other factors limit the use or efficacy of currently available therapies, creating a need for novel antibiotics and vaccines. The Company believes its pathogen gene discovery programs may lead to product development candidates more quickly than human gene discovery efforts.


  Discovery of Human Disease Genes

     In the human gene discovery area, the Company plans to build on its decade of experience and knowledge in positional cloning and its proprietary multiplex genotyping and multiplex sequencing technologies and bioinformatics capabilities by obtaining exclusive rights to collections of DNA samples from relevant family resources in order to map, identify and characterize genes responsible for selected human diseases. The Company is seeking collaborations with clinicians and academic researchers to obtain these rights. The Company believes that access to these family and other resources will bolster its existing human gene discovery programs and enable it to initiate additional programs directed at human genes associated with significant diseases.

  Strategic Collaborations

     The Company plans to continue to seek strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy is designed to provide the Company access to the scientific and product development expertise of its partners and permit the Company to benefit from the commercialization of products based on the Company's gene discoveries without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to exclusively license to its partners all rights to therapeutic products and vaccines (and, depending upon the gene, diagnostic products) developed based on the particular genetic database licensed by the Company. In exchange, the Company generally expects to receive a combination of up-front license fees, research funding, milestone payments and royalty payments on product sales. To date, the Company has entered into two collaborations relating to pathogens, one with Astra for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori, and one with Schering-Plough to use the genomic sequence of a specified pathogen to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms.

  Government Grants and Contracts


     The Company has served as one of the primary researchers under genomic programs sponsored by the United States government and actively seeks to continue its participation in government sponsored genomics research programs. These programs add to the Company's genomics technology base and increase the number and enhance the expertise of its scientific personnel. From January 1991 through August 1995, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. Moreover, subject to certain rights of the government, under most of these programs the Company becomes the owner of any resulting discoveries or inventions.


GENE DISCOVERY PROGRAMS

     The Company is currently conducting gene discovery programs directed at both pathogen genes and human disease genes. The factors the Company considers in determining whether to initiate these programs include the projected commercial potential, the effectiveness of current therapies, the likelihood of attracting a pharmaceutical or biotechnology company as a collaborator, the status of competitive programs and anticipated development costs.

  Pathogen Programs


     Antibiotics are the standard therapy for bacterial and fungal infections. During the twelve month period ended November 1995, approximately 287 million prescriptions for antibiotics were written in the United States for such infections and approximately $7 billion was expended in the United States for oral and injectable antibiotics. The approximately 100 antibiotics in use in the United States today are primarily variations of a small number of original antibiotic compounds. In the past decade, a growing number of infections have been caused by pathogens which are becoming resistant to an increasing number of currently available antibiotics. This problem of growing resistance to antibiotics is particularly problematic in the approximately 6,500 acute care hospitals in the United States in which approximately 2.1 million patients each year develop infections. Examples of pathogens that have exhibited resistance to a number of current antibiotics include Staph., M. tuberculosis, Streptococcus pneumonia, and Enterococcus. To date, the primary response of pharmaceutical companies to the resistance problem has been to modify existing antibiotics. However, in many cases, the pathogens that are the targets of these antibiotics have further mutated, often quite rapidly, and thereby developed resistance to the modified antibiotics. The Company believes that the development of novel antibiotics and vaccines based on new pathogen targets identified using genomic information may be less prone to the rapid development of resistance than antibiotics that are only modified versions of existing drugs.


     Helicobacter pylori. H. pylori is the pathogen believed responsible for causing 90% of duodenal peptic ulcers, the most common type of ulcer, and 70% of gastric peptic ulcers. Peptic ulcer disease is a chronic inflammatory condition of the stomach and duodenum. Although frequently asymptomatic, all persons infected by H. pylori have chronic gastric inflammation (gastritis). It is estimated that approximately 4.5 million people suffer from active peptic ulcers each year, and approximately 500,000 new cases are diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States for peptic ulcer disease. Serious complications occur in approximately one-third of these cases, including intestinal obstruction, upper gastrointestinal hemorrhage and perforation. Further, each year over 6,000 deaths in the United States are directly caused by ulcer disease, and peptic ulcers are a contributing factor in an additional 11,000 deaths. Approximately 10% of the population in the United States will develop peptic ulcer disease during their lifetimes. Studies have also linked H. pylori with the development of certain stomach cancers and coronary heart disease.


     The most common medication for treating peptic ulcers are anti-secretory drugs, such as H2 antagonists (e.g., Tagamet and Zantac), and proton pump inhibitors (e.g., Prilosec). Although anti-secretory drugs reduce ulcer symptoms by inhibiting gastric acid secretion, they do not eradicate the H. pylori which is the primary cause of the disease. In 1994, the market for such drugs for the treatment of ulcers totaled approximately $7 billion worldwide. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of
H. pylori and involves the administration of antibiotics, often in combination with bismuth or anti-secretory drugs. The most effective antibiotic treatments may be complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

     Using its proprietary high-throughput multiplex sequencing technology, the Company completed sequencing virtually the entire genome of H. pylori in December, 1994. Under its agreement with Astra, the Company is identifying the genes critical to the survival of H. pylori and proteins on the surface of the bacterium that are believed to be likely targets for therapeutic products and vaccines, respectively. See "Collaborative Agreements -- Pharmaceutical Company Collaborations."


     Staphylococcus aureus. Staph. is the most common cause of skin, wound and blood infections. Staph. infections are typically treated with antibiotics. The percentage of Staph. isolates resistant to penicillin and certain other antibiotics increased from 2.4% in 1975 to 29% by 1991. Moreover, clinical isolates of Staph. exist which are resistant to all known antibiotics other than vancomycin. Vancomycin resistance has appeared in Enterococcus, a pathogen related to Staph., which has raised the possibility that untreatable strains of Staph. could appear. Using its high-throughput sequencing capabilities, the Company has sequenced a substantial portion of the genome of Staph.



     Mycobacterium tuberculosis. M. tuberculosis is the pathogen responsible for causing tuberculosis. The clinical manifestations of tuberculosis include: pulmonary tuberculosis, the most highly infectious form; tuberculous meningitis, the major form causing mortality in children; and disseminated tuberculosis of bone or other internal organs, forms increasingly found in AIDS patients where it causes chronic wasting and debilitation. Approximately one-third of the world's population is infected with M. tuberculosis, but harbors the pathogen in an inactive form. Such individuals have a 10% lifetime risk of developing the disease. The fatality rate of untreated tuberculosis is between 40% and 60%. Each year, there are an estimated 8 million new cases of tuberculosis worldwide and 2.9 million deaths from the disease, making tuberculosis the leading cause of death in the world from a single pathogen. While the disease is primarily associated with the developing world, tuberculosis is not uncommon in immuno-compromised patients, including cancer and AIDS patients. In the United States, outbreaks of infection have occurred in health care workers and residents of homeless shelters and prisons.


     The primary treatment for tuberculosis is the use of antibiotics. A problem of effectively treating tuberculosis with antibiotics is compliance with the long drug treatment regimens, often as long as six months. In addition, strains of M. tuberculosis have become resistant to isoniazid and rifampicin, two principal antibiotics used to treat tuberculosis. M. bovis vaccine, the most widely used vaccine in the world, protects against disseminated tuberculosis and tuberculosis meningitis in children. However, in clinical trials this vaccine has been shown to be only partially effective against pulmonary tuberculosis in adults.

     Using its high-throughput multiplex sequencing technology, the Company has sequenced over 800,000 bases of the genome of M. tuberculosis, which the Company estimates represents approximately 20% of the total genome of this pathogen. See "Collaborative Agreements--Government Collaborations."

  Human Gene Discovery Programs


     GTC has initiated a variety of programs to identify human genes that are responsible for various diseases. In some of these programs the Company is using positional cloning strategies, while in others it is employing a multifaceted approach incorporating both positional cloning and comparative gene expression. The Company's current primary human gene discovery programs are directed at FSHD, prostate cancer, BPH, and manic depressive illness. Most of the Company's current human gene discovery programs target common diseases that are most likely due to defects in more than a single gene. The following table summarizes the current status of the Company's human gene discovery programs. This table is qualified in its entirety by the more detailed descriptions contained elsewhere in this Prospectus.


------------------------------------------------------------------------------------------------------------------------------

                         POSITIONAL CLONING ACTIVITIES

                              APPROPRIATE FAMILY                                              IDENTIFICATION
                                  RESOURCES          GENETIC   CHROMOSOMAL                          OF             DISEASE
                           ------------------------  LINKAGE      REGION       PHYSICAL MAP      CANDIDATE          GENE
        DISEASE            EVALUATION   COLLECTION   MAPPING   IDENTIFICATION   CONSTRUCTION       GENES       IDENTIFICATION
       --------            ----------   ----------   -------   --------------  -------------  --------------   ---------------
FSHD
                           ---------------------------------------------------------------------------
Prostate Cancer
    Tumor/Blood Samples
                           ----------------------------------------------------------------------
    Family Studies
                           ---------
Manic Depressive Illness
                           ------------------------------------------
Schizophrenia
                           ------------------
Osteoporosis
                           ---------
Asthma
                           ---------


                                              SEQUENCING ACTIVITIES

                                                                                          CANDIDATE          DISEASE
                            TISSUES     cDNA LIBRARIES       cDNA       COMPARATIVE         GENE              GENE
                           COLLECTED       PREPARED       SEQUENCING      ANALYSIS     IDENTIFICATION    IDENTIFICATION
                          -----------   ---------------   -----------   ------------   ---------------   ---------------
Prostate Cancer
                          ---------------------------------------
BPH
                          ---------------------------------------
------------------------------------------------------------------------------------------------------------------------------


     FSHD. FSHD is a form of muscular dystrophy characterized by muscular weakness and atrophy initially concentrated in the face and shoulder. FSHD is believed to affect approximately one in 20,000 people worldwide. Steroids are administered to patients with FSHD to decrease inflammation associated with muscle wasting caused by the disease, but no therapies are available to reverse or halt progression of the disease. Using detailed genetic linkage mapping, physical mapping, and high-throughput multiplex sequencing, GTC has narrowed the suspected location of the gene responsible for FSHD to an approximately 60,000 nucleotide region on the tip of the long arm of chromosome 4. The Company has identified several candidate genes based on the sequence of this region and is evaluating these candidates in affected individuals and normal controls. See "Collaborative Agreements--Government Collaborations."


     Prostate Cancer. In the United States, prostate cancer is the most commonly diagnosed cancer in males and the second most common cause of death from cancer in males. The American Cancer Society predicted that there would be approximately 244,000 new cases of prostate cancer and approximately 40,000 deaths from prostate cancer in the United States in 1995. The treatment for early stage prostate cancer is surgery to remove the prostate gland or radiation. Removal of the prostate results in incontinence or impotence in a substantial number of patients. Radiation is often not fully effective in stopping the progression of the cancer. The treatment for later stage prostate cancer is therapy to reduce testosterone levels. While testosterone reduction is successful in slowing disease progression in 80% of patients, it is typically effective for only 12 to 18 months.

        GTC is conducting a multifaceted program to identify the genes responsible for prostate cancer. First, based on academic research that used genetic data obtained by comparing DNA isolated from tumors and blood samples to localize a candidate tumor suppressor gene to a region on the long arm of chromosome 10, the Company continues to refine its detailed physical map of the region and is sequencing a set of DNA fragments which cover a portion of the region. The Company, working with the National Institutes of Health (the "NIH"), also has identified several candidate genes in the region using exon trapping techniques. In addition, the Company has initiated gene expression profiles for prostate cancer by constructing cDNA libraries from normal prostate and prostatic tumors and is sequencing the resulting cDNAs. GTC is supplementing its gene expression studies with technologies which are used to determine the differences in genes which are expressed in different samples. To further this program, the Company is also seeking to identify appropriate families exhibiting early onset (under 55 years of age) of prostate cancer for genetic linkage mapping efforts.


     GTC is collaborating with the NIH National Center for Human Genome Research ("NCHGR") in this program to identify and begin to evaluate candidate prostate cancer genes. Pursuant to the terms of the Company's Cooperative Research and Development Agreement ("CRADA") with NCHGR, any inventions or discoveries developed in the course of the research plan solely by the Company remain the property of the Company. Any inventions or discoveries developed by employees of NCHGR remain the property of the NIH and any inventions or discoveries developed jointly will be jointly owned. Under the terms of the CRADA, the Company has the right to negotiate with the NIH to obtain an exclusive license to any inventions or discoveries not made soley by the Company. The terms of any such license may include field of use restrictions and a royalty obligation on the part of the Company. The NIH retains a nonexclusive, nontransferable license to practice any such inventions or discoveries by or on behalf of the United States government. The NIH is also entitled to a license, including the right to grant sublicenses, to use for research purposes any such inventions or discoveries developed solely by the Company.


     Benign Prostate Hypertrophy ("BPH"). BPH is a common disease in males that results from enlargement of the prostate. Although BPH is non-life threatening, it can have a significant effect on the quality of life. The peak age of onset of symptoms of BPH is between 50 and 55. BPH affects approximately 40% of men in the United States by the time they reach the age of 74. The current treatments for BPH include transurethral resection of the prostate and drugs such as Proscar. Resection of the prostate results in incontinence or impotence in a substantial number of patients. Drugs such as Proscar are effective in treating the early symptoms of BPH but are not effective as the prostate becomes enlarged. GTC has initiated gene expression profiles for BPH by constructing cDNA libraries from tissue exhibiting BPH, normal prostate tissue and prostate tumors.



     Manic Depressive Illness. Manic depressive illness is a serious neuropsychiatric disorder characterized by alternating mood swings of mania and depression. Manic depressive illness affects approximately one percent of the United States population. The most common treatment for manic depressive illness is lithium carbonate, which has both therapeutic and prophylactic effects but is toxic at levels that are very close to therapeutic levels. Alternatives are anticonvulsant agents such as carbamazepine, valproate, and clonazepam. Treatments with either lithium carbonate or anticonvulsant agents result in diminished intellectual and emotional capacity.


     GTC has been collaborating with the National Institute of Mental Health (the "NIMH") in a search for DNA markers associated with this disorder in several Old Order Amish pedigrees. This population represents a relatively genetically isolated community with a small number of founders in the 1800's. Strict pressures against substance abuse also facilitate accurate disease diagnoses. The Company has completed a genome wide scan and has identified three candidate chromosomal regions.

     Although NIMH funding for this program ends in March 1996, the Company plans to continue this program with its own funds. Any gene discovered in the course of research funded by the NIMH would be the property of the NIMH. However, the NIMH has no rights to genes discovered by the Company after expiration of the contract term. Based on the current status of the research in this program, the Company believes that it is very unlikely that a gene will be identified during the current term of the research contract.

     Other Programs. The Company is also conducting preliminary research on osteoporosis, asthma and schizophrenia. These diseases affect large numbers of people in the United States and throughout the world and are believed to have a genetic basis. The Company is currently evaluating various family resources for research on these diseases and may expand its research on one or all of these diseases.

COLLABORATIVE AGREEMENTS

     An important part of the Company's strategy is to pursue strategic collaborations with pharmaceutical and biotechnology companies, for the development and commercialization of products based on the Company's genomic discoveries. The Company also plans to continue to seek government grants and research contracts related to the Company's technology and research programs.

  Pharmaceutical Company Collaborations

     Astra. In August 1995, the Company entered into a collaboration agreement with Astra to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's
H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties.


     Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. $500,000 of such fees is creditable against any future royalties payable to GTC by Astra under the agreement. The Company received approximately $5 million in license fees, expense allowances and research funding under the Astra agreement through December 1995. For the Company's fiscal year ended August 31, 1995, revenue recognized the Company under its agreement with Astra accounted for approximately 31% of the Company's total revenue. Astra is obligated to provide funding for the research program for a minimum of two and one-half years; Astra may terminate the research collaboration at any time after the second year on six months' notice.


     The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which was enabled in a significant manner by the genomic database licensed to Astra by the Company. GTC has the right under certain circumstances to convert Astra's license to a nonexclusive license in the event Astra is not actively pursuing commercialization of the licensed technology.


     Schering-Plough. In December 1995, the Company entered into a collaboration and license agreement with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of a specified pathogen the Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.



     Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in expense allowances, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's extension of the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to in the previous sentence) in expense allowances, research funding and milestone payments. The Company expects that in fiscal 1996 it will complete the milestones that will entitle it over the next several years to receive the minimum additional payments of $10.3 million.



     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the Company's genomic database of the specified pathogen and on the technology developed in the course of the research program. GTC has also granted Schering-Plough a right of first negotiation if during the term of the research plan GTC desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, GTC retained the rights to make, use, and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

  Government Collaborations

     Since 1989, the Company has been awarded a number of grants and contracts by various agencies of the United States government pursuant to the government's genomics programs. The scope of the research covered by the grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. Among other things, these grants and contracts have provided significant funds for the Company's M. tuberculosis, FSHD and manic depressive illness gene discovery programs. These grants and contracts represent an important aspect of the Company's strategy because they add to the Company's genomics technology and enable the Company to increase the number and enhance the expertise of its scientific personnel.


     Under the government grants and a majority of the government research contracts, the Company has exclusive rights to any commercial applications of technology developed, including all gene discoveries, inventions and technology improvements created or discovered. However, the government retains certain rights to practice such technology. See "Patent and Proprietary Technology" and "Human Gene Discovery Programs -- Manic Depressive Illness." In addition, the Company is obligated under certain government grants and contracts to make data and materials resulting from the research public within 180 days from the date such data and materials are developed.


     The Company's government grants and research contracts include both cost-plus-fixed-fee arrangements and fixed price contracts. Under cost plus fixed fee arrangements, the Company receives reimbursement of its direct costs associated with the research, a portion of its indirect or overhead costs as well as fees in excess of such costs. The amount of overhead reimbursement varies with each contract. Under fixed price contracts, the Company agrees to perform a particular research plan for an agreed upon payment.


     From January 1991 through August 1995, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. Listed below are the major government grants and contracts under which the Company is currently performing services:

                                                                                   TOTAL AWARD
                                                                      TERM OF         OVER
                    PROJECT                          AWARD DATE       PROJECT     PROJECT TERM
                    -------                          ----------       -------     ------------
Genome Sequencing Center........................  August 1994          3 yrs.     $10.4 million
Microbial Genome Sequencing.....................  December 1994        3 yrs.     $ 3.0 million
Physical Map of Chromosome 10...................  May 1994             3 yrs.     $ 1.9 million
Gene Expression.................................  December 1993        3 yrs.     $ 1.5 million
FSHD............................................  September 1994       3 yrs.     $ 1.0 million


     These grants and research contracts are typically funded annually and subject to the appropriation by the United States Congress of funding in each year. In addition, funding under these grants and contracts may be discontinued or reduced at any time by the United States Congress.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, or products based on genes, discovered by it. The current criteria for obtaining patent protection for partially sequenced genes and for genes whose biological functions have not been characterized are unclear. The Company's current strategy is to apply for patent protection upon the identification of a novel gene or novel gene fragment and pursue claims to these gene sequences as well as equivalent sequences, such as substantially homologous sequences. Where the biological function of a gene or gene fragment has not been characterized at the time of filing a patent application, the Company intends to supplement such patent filing as soon as additional information with respect to the biological function of such gene or gene fragment is available. However, there can be no assurance that the Company will be able to obtain patent protection on such genes or gene fragments, and even if such patents are issued, the scope of the coverage or protection provided by any such patents is uncertain. In addition, there can be no assurance that any patents, if issued, will provide protection against any competitors, will provide the Company with competitive advantages, will provide protection for any therapeutic, vaccine or diagnostic products based on the Company's gene discoveries or will not be successfully challenged by others. Furthermore, others have filed and are likely to file in the future patent applications which have not yet been published covering genes or protein sequences similar or identical to the Company's. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company or that any patent applications filed by the Company will result in issued patents.


     There have been, and continue to be, intensive discussions on the scope of patent protection for both gene fragments and full-length genes. In November 1995, the United States Patent and Trademark Office (the "PTO") scheduled a hearing and requested public comment on the patenting of a complete genome of an organism as well as the patenting of human gene fragments. Although the PTO canceled the hearings and request for comments, they may be rescheduled at a future date. There can be no assurance that these or other proposals will not result in changes in, or interpretations of, the patent laws which will adversely affect the Company's patent position.


     The PTO issued new Utility Guidelines in July 1995 that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, the guidelines have been issued only recently and there can be no assurance that the PTO's interpretations of such guidelines, and any changes to such interpretations will not delay or adversely affect the Company's or its collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.


     The Company has filed patent applications with respect to a number of full length genes and corresponding proteins and partial genes of H. pylori and of M. leprae. The Company plans to file foreign counterparts of these U.S. applications within the appropriate time frames. These applications seek to protect these full length and partial gene sequences and corresponding proteins, as well as equivalent sequences, such as substantially homologous sequences, and products derived therefrom and uses therefor. These applications also identify possible biological functions for the genes and gene fragments based in part on a comparison to genes or gene fragments included in public databases but do not contain any laboratory or clinical data with respect to such biological functions. There are certain court decisions indicating that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. The PTO initially rejected a patent application by the National Institutes of Health (the "NIH") seeking protection for a substantial number of genes based upon partial gene sequences, and the rejection was not appealed by the NIH. In addition, the Company is aware of published patent applications owned by third parties relating to nucleic acids encoding several
H. pylori proteins. Patents may issue thereon that have priority over the patent applications filed by the Company, which may limit the scope of coverage or protection afforded by any patent, if any, that may issue to the Company with respect to the genes of H. pylori, or may preclude the issuance of any such patents.


     A number of groups are attempting to rapidly identify and patent gene fragments and full length genes whose functions have not been characterized, as well as fully characterized genes. To the extent any patents issue on such partial or full length genes, the risk increases that the potential products of the Company or its strategic partners may give rise to claims that such products infringe the patents of others. Such groups could bring legal actions against the Company or its collaborators claiming damages and seeking to enjoin drug development efforts or the manufacturing or marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company or its collaborators could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company or its collaborators would prevail in any such action or that any license required under any such patent would be made available upon commercially acceptable terms, if at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's management
and financial resources.     In addition, publication of information concerning
genes or genetic sequences prior to the time the Company applies for patent protection based on the full-length gene could adversely affect the Company's ability to obtain patent protection with respect to genes identified by it. Washington University is currently identifying genes through partial sequencing pursuant to funding provided by Merck & Co., Inc. and depositing the partial gene sequences identified in a public database. In addition, Human Genome Sciences, Inc. recently provided non-commercial research organizations access to human genetic sequence data relating to between 30,000 and 50,000 genes from The Institute for Genomic Research's Human cDNA Database.


     Under most of the Company's government grants and contracts, the government has a statutory right to use for government purposes, and, under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees), to grant to other parties licenses under any inventions developed based on research funded by the government. In addition, under certain of the Company's government grants and research contracts, any genes discovered in the course of sponsored research would be the property of the government. The Company is also obligated under certain government grants and contracts to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. If this requirement results in premature publication of the Company's discoveries and inventions, the Company's ability to obtain patent protection for such discoveries and inventions may be adversely affected.


     The multiplex sequencing technology used by the Company was developed by researchers at Harvard College and the Howard Hughes Medical Institute ("HHMI"), including Dr. George Church, a scientific advisor to the Company. The multiplex sequencing technology is the subject of two issued United States patents and foreign counterparts to such patents are pending in certain, but not all, foreign countries. The Company has obtained an exclusive worldwide license from Harvard College to use the multiplex sequencing technology for commercial applications. In situations where the Company is unable to provide a third party with multiplex sequencing services, it is obligated under the license to use reasonable efforts to sublicense the multiplex sequencing technology to such third parties on commercially reasonable terms except where doing so would place the Company at a materially competitive disadvantage. This provision may require the Company to make the multiplex sequencing technology licensed by it from Harvard College available to third parties. Harvard College has retained the right to use and license others to use the technology for research purposes. Under this license, the Company paid Harvard College sublicensing fees and a nonrefundable license fee of $100,000 and must pay Harvard College royalties on license fees, royalties and certain other income received by the Company in respect of sublicenses granted by the Company, products sold that include the multiplex sequencing technology and services performed that utilize the multiplex sequencing technology. Under the licenses, the Company must pay Harvard College minimum annual royalties ranging from $15,000 in 1996 to $35,000 beginning in 1998. Under certain circumstances, Harvard College has the right to convert the license to a nonexclusive license if the Company has not put the technology into commercial use and is not keeping the technology reasonably available to the public. In addition, the HHMI, through Harvard College, has the right under certain circumstances, to require the Company to license the technology to others if, in the judgment of HHMI, the Company has not taken reasonable steps to achieve a practical application of the technology or if required in response to public health or safety needs. The Company continues to make improvements to the multiplex sequencing technology, which improvements are owned by the Company. The Company has granted Harvard a license to use the improvements the Company makes to the software component of the technology for Harvard's internal academic purposes and in the event Harvard desires to grant a sublicense to any such improvements, the Company has agreed to negotiate with Harvard in good faith concerning the terms of any such sublicense.

     The Company also relies on trade secret protection for its confidential and proprietary information. There can be no assurance that the Company can maintain adequate protection for its trade secrets or other proprietary information. In addition, while the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. Moreover, there can no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

COMPETITION

     The Company faces intense competition both with respect to its human gene and pathogen gene discovery programs. There is a finite number of genes in the human genome and the Company believes virtually all of such genes will be identified within two to three years albeit largely without known function. The Company also believes that the primary genes that cause or predispose individuals to most common diseases will be identified and characterized within five to eight years. In addition, the Company believes that the genomes of many commercially important pathogens will be sequenced within two to three years.

     Competitors of the Company include pharmaceutical and biotechnology companies both in the United States and abroad. In addition, significant research to identify and sequence genes is being conducted by universities, other non-profit research institutions and United States and foreign government-sponsored entities. A number of commercial, scientific and governmental entities are attempting to sequence human genes and the genomes of other organisms. Other entities are utilizing positional cloning to identify and characterize human disease genes. Certain of the Company's competitors' human gene programs are more advanced than the Company's and any one of these companies or other entities may discover and establish a competitive advantage in one or more pathogen development programs which the Company has commenced. The Company also faces competition in its human gene discovery programs in gaining access to family DNA samples for use in positional cloning.


     The Company believes that its ability to compete is dependent, in part, upon its ability to create and maintain advanced technology, the speed with which it can identify and characterize the genes involved in human diseases, the Company's ability to rapidly sequence the genomes of selected pathogens, its collaborators' ability to develop and commercialize therapeutic, vaccine and diagnostic products based upon the Company's gene discoveries, as well as its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon the Company's gene discoveries.


     Many of the Company's competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying or sequencing genes or developing products earlier than the Company or its collaborators, obtaining authorization from the FDA for such products more rapidly than the Company or its collaborators or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases targeted by the Company. There can be no assurance that products developed by others will not render the products which the Company or its collaborators may seek to develop obsolete or uneconomical or result in diagnoses, treatments or cures superior to any developed by the Company or its collaborators, or that any product developed by the Company or its strategic collaboration partners will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION


     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any products which may be developed by the Company or its collaborators. The nature and the extent to which such regulation may apply to the Company or its collaborators will vary depending on the nature of any such products. Virtually all of the Company's or its collaborators' pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures by the United States Food and Drug Administration (the "FDA") in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

     The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics, or medical devices. Products based on the Company's technologies could potentially fall into all three categories. Generally, in order to gain FDA pre-market approval of a new drug or biological product, a company first must conduct pre-clinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which the FDA must review before human clinical trials of a drug or biologic can commence. In order to commercialize any products, the Company or its collaborators will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and are likely to take a number of years to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, the Company or its collaborators will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. If the product is classified as a biologic (e.g., a vaccine), the Company or its collaborator will be required to file a product license application and an establishment license application ("ELA") and receive approval of both before commercial marketing of the product can take place. The testing and approval processes require substantial time and effort and there can be no assurance that any approvals will be granted on a timely basis, if at all.

     Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, biologic products may be subject to batch certification and lot release requirements. To the extent that any of the Company's products involve recombinant DNA technology, additional layers of government regulation and review are possible. For marketing outside the United States, the Company will also be subject to FDA export regulations and foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

     The Company or its collaborators may also develop diagnostic products based upon the human or pathogen genes that the Company identifies. The Company believes that the diagnostic products to be developed by the Company or its collaborators are likely to be regulated by the FDA as devices rather than drugs or biologics. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a collaborator would most likely be classified as a Class III device, requiring pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs or biologics, of conducting pre-clinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA approval. Again, there can be no assurance that any approval will be granted on a timely basis, if at all.

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

MANUFACTURING AND MARKETING

     The Company does not generally expect to directly manufacture or market products in the near term. However, the Company may, in the future, consider taking such actions if it believes they are appropriate under the circumstances. The Company has no recent experience in developing pharmaceutical products or in manufacturing or marketing products. The Company may not have the resources to develop or to manufacture or market by itself any products based on genes identified by it. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant additional personnel and comply with the extensive "good manufacturing practice" regulations applicable to such a facility. In addition, if any products produced at the Company's facilities were regulated as biologics, the Company would be required to file and obtain approval of an ELA for its facilities.


HUMAN RESOURCES

     As of December 31, 1995, the Company had 125 full-time employees, of whom 110 were engaged in research and development activities, and 15 in general and administrative functions. Twenty of the Company's employees hold Ph.D. degrees and 38 others hold other advanced degrees.

     None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

SCIENTIFIC ADVISORS AND CONSULTANTS

     The Company's principal scientific advisors and consultants are individuals with recognized expertise in fields related to the Company's technology and development programs who advise the Company on an as-needed basis on scientific matters that arise in the course of the Company's business. They are all employed by academic institutions and may have commitments to, or consulting or similar agreements with other entities, including in some cases competitors of the Company, that may limit their availability to the Company. These individuals include:

     PHILIP J. LEDER, M.D., John Emory Andrus Professor of Genetics, Chairman of the Department of Genetics, Harvard Medical School and Senior Investigator of the Howard Hughes Medical Institute, Boston, MA. Dr. Leder, a director of the Company and Chairman of GTC's Scientific Advisory Committee, was the recipient in 1987 of the Albert Lasker Award for research on the genetics of the human immune system, including fundamental discoveries of how human genes rearrange themselves to produce antibodies against disease. He is a developer of a transgenic mouse model for human cancer and received the National Medal of Science in 1989.

     MARTIN J. BLASER, M.D., The Addison B. Scoville Professor of Medicine, Director, Division of Infectious Diseases, Professor of Microbiology and Immunology, Vanderbilt University School of Medicine, Nashville, TN. Dr. Blaser's research is focused on the epidemiology, pathogenesis, and molecular biology of gastrointestinal and extraintestinal disease caused by exogenous enteric pathogens, such as H. pylori.

     MICHAEL BOEHNKE, PH.D., Professor, Department of Biostatistics, University of Michigan, Ann Arbor, MI. Dr. Boehnke is a statistical geneticist whose research is focused on appropriate study design for the mapping and cloning of genes responsible for complex human diseases.

     GEORGE M. CHURCH, PH.D., Associate Professor, Department of Genetics, Harvard Medical School and Associate Investigator of the Howard Hughes Medical Institute, Boston, MA. Dr. Church co-invented the multiplex sequencing technology licensed to the Company, and software for automatically identifying nucleotides in DNA sequencing.

     PHILIP P. GREEN, PH.D., Associate Professor, Department of Molecular Biotechnology, University of Washington, Seattle, WA. Dr. Green developed novel algorithms for rapid construction of genetic maps. He has more recently developed new statistical methodologies for nucleotide identification in DNA sequencing and for assembling individual DNA sequences into large contiguous stretches of DNA sequences.

     GREGORY A. PETSKO, D.PHIL., Lucille P. Markey Professor, Department of Biochemistry and Department of Chemistry, and Director, Rosenstiel Basic Medical Sciences Research Center, Brandeis University, Waltham, MA. Dr. Petsko, a member of the National Academy of Sciences, focuses his research on protein structure determination by X-ray crystallography. His research includes analyzing the mechanisms of enzyme catalysis by structural methods.

     DAVID M. SHLAES, M.D., PH.D., Professor of Medicine, Case Western Reserve University School of Medicine, and Chief, Infectious Diseases Section, VA Medical Center, Cleveland, OH. Dr. Shlaes' research centers on the molecular mechanisms of bacterial resistance to antibiotics and the mode of transmission of resistance between bacteria.

     JEFFREY L. SKLAR, M.D., PH.D., Professor of Pathology, Harvard Medical School, Director, Division of Diagnostic Molecular Biology and Director, Division of Molecular Oncology, Department of Pathology, Brigham and Women's Hospital, Boston, MA. Dr. Sklar's research is focused on understanding the origins of cancer at the molecular level.

Item 2. PROPERTIES



     The Company's executive office and research and development laboratories are located in two leased facilities in Waltham, Massachusetts. One lease covers approximately 23,000 square feet of space and expires on July 31, 1999. The other lease covers approximately 14,000 square feet of space and expires on December 31, 1997, subject to the right of the Company to extend its lease for an additional five-year period.

                                    PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA





     The selected consolidated financial data set forth below as of August 31, 1994 and 1995 and for the three years in the period ended August 31, 1995 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this 10-K. The selected consolidated financial data set forth below as of August 31, 1991, 1992 and 1993 and for the years ended August 31, 1991 and 1992 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, which are not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this 10-K.




                                                     YEAR ENDED AUGUST 31,
                                      ---------------------------------------------------
                                       1991       1992       1993       1994       1995
                                       ----       ----       ----       ----       ----
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Government research.............  $ 1,988    $ 4,171    $ 5,022    $ 6,077    $ 7,014
    Collaborative research, license
      fees and royalties............      228        160        361        314      3,924
    Interest income.................      140        385        174        142        232
    Product and service.............    6,764        792        893         86         37
                                      -------    -------    -------    -------    -------
    Total revenues..................    9,120      5,508      6,450      6,619     11,207

Costs and expenses:
    Cost of government research.....    1,915      3,575      4,527      5,144      6,414
    Research and development........    2,480        387        423        365      1,475
    Selling, general and
      administrative................    4,265      2,493      2,802      2,176      2,730
    Cost of product and service.....    4,251      1,132      1,543         13          3
    (Gain) loss on sale of
      businesses....................   (2,104)        --        637         --         --
                                      -------    -------    -------    -------    -------
    Total costs and expenses........   10,807      7,587      9,932      7,698     10,622
                                      -------    -------    -------    -------    -------
Net income (loss)...................  $(1,687)   $(2,079)   $(3,482)   $(1,079)   $   585
                                      =======    =======    =======    =======    =======
Primary net income (loss) per common
  and common equivalent share.......  $ (0.16)   $ (0.19)   $ (0.33)   $ (0.10)   $  0.05
                                      =======    =======    =======    =======    =======
Weighted average common and common
  equivalent shares outstanding.....   10,659     10,663     10,669     11,097     12,962


                                                          AUGUST 31,
                                      ---------------------------------------------------
                                       1991       1992       1993       1994       1995
                                       ----       ----       ----       ----       ----
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities.............  $ 9,041    $ 7,144    $ 3,915    $ 4,123    $ 8,227
Working capital.....................    8,780      5,768      3,264      3,244      5,499
Total assets........................   10,790      9,355      5,289      5,911     11,529
Capital lease obligations, net of
  current maturities................       --        275        111        165        892
Shareholders' equity................    9,109      7,081      3,676      4,225      7,239

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     The Company is engaged in the field of genomics -- the discovery and characterization of genes. Currently, the Company's primary activity is genomic research and development. For the past several years, the Company's primary source of revenues have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. The Company entered into corporate collaborations with Astra relating to H. pylori in August 1995 and with Schering-Plough in December 1995 providing for the use by Schering-Plough of the genomic sequence of a specified pathogen that the Company is sequencing to identify new gene targets for the development of novel antibiotics.



     The Company will not receive significant product revenues on a sustained basis until such time, if any, at which products based on the Company's research efforts are commercialized. The Company's product development strategy is to enter into collaborations with pharmaceutical and biotechnology companies whereby these corporate partners will provide most or all of the financial and other resources required to complete the development and to commercialize products based on the Company's genomics research in exchange for a variety of license and milestone payments, research support and royalties. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based on product revenues for many years.


     For fiscal 1993, 1994, and 1995, the Company expended $4,950,000, $5,509,000 and $7,889,000, respectively on research and development, of which $4,527,000, $5,144,000 and $6,414,000, respectively, was sponsored by the
United States government. As of August 31, 1995, the Company had outstanding approximately $13,446,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for these services to be performed over approximately the next 18 to 24 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. As of August 31, 1995, the funded portion of these grants and contracts was $5,351,000. For fiscal 1993, 1994 and 1995 revenue pursuant to United
States government grants and research contracts accounted for approximately 78%, 92% and 63%, respectively of the Company's total revenues. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.



     The Company has incurred significant losses since inception, with an accumulated deficit of approximately $35,174,000 at August 31, 1995. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including, unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure and the volatility of the Company's stock price.


RESULTS OF OPERATION

FISCAL YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

  Revenue


     Total revenues increased 69% from $6,619,000 in fiscal 1994 to $11,207,000 in fiscal 1995 and increased 3% from $6,450,000 in fiscal 1993 to $6,619,000 in fiscal 1994. Government research revenues increased 15% from $6,077,000 in fiscal 1994 to $7,014,000 in fiscal 1995 and increased 21% from $5,022,000 in fiscal 1993 to $6,077,000 in fiscal 1994. These increases in government research revenues were primarily attributable to the commencement of payments under the Company's 3-year, $10 million Genome Sequencing Center grant from the NIH, which was awarded in August 1994, as well as increased levels of funding under existing government grants and contracts. Revenue derived from government research grants and contracts is generally based upon direct costs such as labor and laboratory supplies as well as an allocation for reimbursement of a portion of overhead.

     Collaborative research, license fees and royalties increased from $314,000 in fiscal 1994 to $3,924,000 in fiscal 1995 primarily due to a $3,500,000 payment received from Astra in August 1995. Collaborative research, license fees and royalties remained relatively unchanged in fiscal 1994 as compared to fiscal 1993. Product and service revenue significantly decreased after fiscal 1993 due to the sale by the Company of its diagnostic testing business in June 1993.

     Interest income increased 64% from $142,000 in fiscal 1994 to $232,000 in fiscal 1995, and decreased 19% from $174,000 in fiscal 1993 to $142,000 in fiscal 1994. The changes in interest income reflect fluctuations in interest rates as well as the increase in funds available for investment in fiscal 1995 as a result of the Company's sale of Common Stock in a private placement in March 1995.

  Costs and Expenses

     Total costs and expenses increased 38% from $7,698,000 in fiscal 1994 to $10,622,000 in fiscal 1995 and decreased 22% from $9,932,000 in fiscal 1993 to $7,698,000 in fiscal 1994. The cost of government research increased 25% from $5,144,000 in fiscal 1994 to $6,414,000 in fiscal 1995 and increased 14% from $4,528,000 in fiscal 1993 to $5,144,000 in fiscal 1994. The increase in cost of government research in both fiscal 1995 and fiscal 1994 was due primarily to increases in payroll and related costs associated with the increase in government research revenue as well as an increase in overhead expenses associated with the expansion of the Company's facilities. Cost of government research, as a percentage of government research revenue, was 91% in fiscal 1995, 85% in fiscal 1994 and 90% in fiscal 1993.


     Research and development expenses increased 304% from $365,000 in fiscal 1994 to $1,476,000 in fiscal 1995 and decreased 14% from $423,000 in fiscal 1993 to $365,000 in fiscal 1994. The increase in research and development expenses in fiscal 1995 was primarily related to expenses incurred in connection with the Company's H. pylori sequencing activities prior to entering into a collaborative agreement with Astra in August 1995. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The decrease in research and development expenses in fiscal 1994 was primarily related to the completion of certain research agreements and the termination of research related to the Company's diagnostic testing business, partially offset by increases in the Company's pathogen sequencing activities.


     Selling, general and administrative expenses increased 25% from $2,176,000 in fiscal 1994 to $2,730,000 in fiscal 1995 and decreased 22% from $2,802,000 in fiscal 1993 to $2,176,000 in fiscal 1994. The increase in selling, general and administrative expenses in fiscal 1995 was primarily due to approximately $495,000 of severance and relocation expenses as well as increases in payroll and related expenses and facilities expenses. The decrease in selling, general and administrative expenses in fiscal 1994 was due primarily to the sale of the diagnostics business in fiscal 1993 and cost cutting actions taken by the Company in fiscal 1994.

     Cost of product and service significantly decreased after fiscal 1993 due to the sale of the Company's diagnostic testing business in June 1993. The Company sold substantially all of the assets used in this business in fiscal 1993 for $1,000,000, resulting in a loss of $637,000 in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES


     Since September 1, 1992, the Company's primary sources of cash have been revenue from government grants and contracts, revenue from collaborative research agreements, borrowing under capital leases and proceeds from the sale of equity securities. In fiscal 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of Common Stock and warrants and the exercise of stock options. In fiscal 1994, the Company received net proceeds of approximately $1,601,000 from the sale of Common Stock and the exercise of certain stock options. In August and December 1995, the Company entered into collaborative arrangements under which it received $3,500,000 from Astra and $3,000,000 from Schering-Plough, respectively.


     As of August 31, 1995, the Company had cash, cash equivalents and marketable securities of approximately $9,011,000 (of which approximately $784,000 is restricted in connection with certain capital lease obligations) and working capital of approximately $5,499,000. The Company has various arrangements under which it can finance up to $2,500,000 of certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At August 31, 1995, the Company had approximately $494,000 available under these arrangements and had an outstanding balance of approximately $1,370,000, which is repayable over the three year period ending August 1998.



     The Company's operating activities provided cash of approximately $2,693,000 in fiscal 1995, including the utilization of approximately $1,100,000 of net operating loss carryforwards, and used cash of approximately $639,000 and $3,252,000 in fiscal 1994 and 1993, respectively. Net cash provided in fiscal 1995 was composed primarily of deferred contract revenue, accrued expenses, and operating income. Cash was utilized in fiscal 1994 and 1993 primarily to fund the Company's operating loss.

     The Company's investing activities provided cash of approximately $6,000 in fiscal 1995. The Company's investing activities used cash of approximately $1,550,000 and $1,548,000 in fiscal 1994 and 1993, respectively. The Company used cash primarily for purchases of marketable securities and equipment and leasehold improvements.


     Financing activities provided cash of approximately $2,074,000 and $1,410,000 in fiscal 1995 and 1994 respectively, primarily from the sale of equity securities and warrants and the exercise of stock options, net of payments of capital lease obligations. Financing activities used cash of approximately $451,000 in fiscal 1993 primarily for the payment of capital lease obligations.


     Capital expenditures totaled $1,438,000 during fiscal 1995. The Company currently estimates that it will acquire $1,500,000 of capital equipment during fiscal 1996, consisting primarily of computer systems and laboratory and office equipment. The Company plans to utilize its capital lease arrangements to finance the acquisition of this equipment.


     The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 24 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.


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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS REPORTS ON FORM
          8-K


(a) (1) (2)      Financial Statements and Financial Statement Schedule
                 See "Index to Consolidated Financial Statements and Financial
                 Statement Schedule" appearing on page F-1.


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

10.25 Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.26 Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.27 Form of Warrant Certificate issued pursuant to the Stock and Warrant Purchase Agreement (16)

10.28            Agreement between the Company and Astra Hassle AB dated August
                 31, 1995 (16)

11.1             Calculation of Shares Used in Determining Net Income (Loss)
                 Per Share (17)

23.              Consent of Arthur Andersen LLP Independent Public Accounts (17)

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

(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated by reference herein.

(17)     Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on January , 1996.

                                                       GENOME THERAPEUTICS CORP.

                                                     By  /s/ FENEL M. ELOI
                                                         -----------------------
                                                             Fenel M. Eloi
                                                           Vice President and
                                                         Chief Financial Officer

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants...........................................       F-2
Consolidated Balance Sheets as of August 31, 1994 and 1995.........................       F-3
Consolidated Statements of Operations for the Year Ended August 31, 1993, 1994 and
  1995.............................................................................       F-4
Consolidated Statements of Shareholders' Equity for the Year Ended August 31, 1993,
  1994 and 1995....................................................................       F-5
Consolidated Statements of Cash Flows for the Year Ended August 31, 1993, 1994 and
  1995.............................................................................       F-6
Notes to Consolidated Financial Statements.........................................       F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corp.:

     We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiaries (a Massachusetts corporation) as of August 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 4, 1995
(except with respect to
the matter discussed in
Note 10(b) as to which the
date is December 6, 1995)


                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            AUGUST 31,
                                                     ----------------------------
                                                        1994             1995
                                                        ----             ----

                                            ASSETS
Current Assets:
     Cash and cash equivalents.....................  $ 1,114,162      $ 5,886,184
     Marketable securities.........................    3,008,344        2,340,592
     Accounts receivable (less allowances for
       doubtful accounts of $229,000 in 1994)......      391,151          360,793
     Unbilled costs and fees.......................      229,045          259,005
     Prepaid expenses and other current assets.....       22,386           50,140
                                                     -----------      -----------
          Total current assets.....................    4,765,088        8,896,714
                                                     -----------      -----------
Equipment and Leasehold Improvements, at Cost:
     Laboratory and scientific equipment...........      752,482        1,464,987
     Leasehold improvements........................    1,446,236        1,597,069
     Office equipment and furniture................      532,656          903,946
     Construction-in-progress......................      173,186          206,103
                                                     -----------      -----------
                                                       2,904,560        4,172,105
     Less accumulated depreciation.................    2,120,146        2,451,632
                                                     -----------      -----------
                                                         784,414        1,720,473
Restricted Cash....................................       94,674          784,471
Other Assets.......................................      266,506          127,016
                                                     -----------      -----------
                                                     $ 5,910,682      $11,528,674
                                                     ===========      ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..............................  $   450,854      $   409,282
     Accrued expenses..............................      838,595        1,736,569
     Deferred contract revenue.....................       37,991          774,048
     Current maturities of capital lease
       obligations.................................      193,388          478,033
                                                     -----------      -----------
          Total current liabilities................    1,520,828        3,397,932
                                                     -----------      -----------
Capital Lease Obligations, Net of Current
  Maturities.......................................      165,299          892,239
                                                     -----------      -----------
Commitments (Note 6)
Shareholders' Equity:
     Common stock, $.10 par value--
       Authorized--34,375,000 shares
       Issued and outstanding--11,778,946 shares at
          August 31, 1994, 13,476,135 shares at
          August 31, 1995 and 13,703,085 shares at
          November 25, 1995........................    1,177,894        1,347,613
     Series B restricted stock, $.10 par value--
       Authorized--625,000 shares
       Issued and outstanding--57,512 shares.......        5,751            5,751
     Additional paid-in capital....................   38,905,080       41,138,147
     Accumulated deficit...........................  (35,759,429)     (35,174,225)
     Deferred compensation.........................      (27,775)          (1,817)
     Series B subscriptions receivable.............      (76,966)         (76,966)
                                                     -----------      -----------
          Total shareholders' equity...............    4,224,555        7,238,503
                                                     -----------      -----------
                                                     $ 5,910,682      $11,528,674
                                                     ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   YEAR ENDED AUGUST 31,
                                         -----------------------------------------
                                            1993           1994           1995
                                         -----------    -----------    -----------

Revenues:
  Government research..................  $ 5,021,975    $ 6,077,346    $ 7,014,280
  Collaborative research, license fees
    and royalties......................      361,494        314,428      3,923,944
  Interest income......................      173,788        141,584        231,662
  Product and service..................      893,083         85,559         37,217
                                         -----------    -----------    -----------
    Total revenues.....................    6,450,340      6,618,917     11,207,103
                                         -----------    -----------    -----------
Costs and Expenses:
  Cost of government research..........    4,527,595      5,144,071      6,414,148
  Research and development.............      422,535        365,208      1,475,601
  Selling, general and
    administrative.....................    2,801,633      2,175,910      2,729,504
  Cost of product and service..........    1,543,407         12,446          2,646
  Loss on sale of diagnostics
    business...........................      637,027        --             --
                                         -----------    -----------    -----------
    Total costs and expenses...........    9,932,197      7,697,635     10,621,899
                                         -----------    -----------    -----------
    Net income (loss)..................  $(3,481,857)   $(1,078,718)   $   585,204
                                         ===========    ===========    ===========
Net Income (Loss) Per Common Share:
  Primary..............................       $(0.33)        $(0.10)         $0.05
  Fully diluted........................       $   --         $   --          $0.04
                                              ======         ======          =====
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding:
  Primary..............................   10,668,628     11,097,224     12,961,734
                                         ===========    ===========    ===========
  Fully diluted........................      --             --          13,036,741
                                         ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES



                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     SERIES B
                                           COMMON STOCK          RESTRICTED STOCK    ADDITIONAL
                                     ------------------------    ----------------      PAID-IN      ACCUMULATED       DEFERRED
                                       SHARES        AMOUNT      SHARES    AMOUNT      CAPITAL        DEFICIT       COMPENSATION
                                     ----------    ----------    ------    ------    -----------    ------------    ------------
Balance, August 31, 1992...........  10,664,166    $1,066,416    57,512    $5,751    $37,440,631    $(31,198,854)    $ (155,667)
  Exercise of stock options........      29,000         2,900      --        --            2,900         --             --
  Amortization of deferred
    compensation...................      --            --          --        --          --              --              71,079
  Cancellation of stock options....      --            --          --        --          (30,469)        --              30,469
  Net loss.........................      --            --          --        --          --           (3,481,857)       --
                                     ----------    ----------    ------    ------    -----------    ------------    ------------
Balance, August 31, 1993...........  10,693,166     1,069,316    57,512     5,751     37,413,062     (34,680,711)       (54,119)
  Exercise of stock options........      84,276         8,428      --        --          138,779         --             --
  Amortization of deferred
    compensation...................      --            --          --        --          --              --              26,344
  Sale of common stock and
    warrants.......................   1,001,504       100,150      --        --        1,353,239         --             --
  Net loss.........................      --            --          --        --          --           (1,078,718)       --
                                     ----------    ----------    ------    ------    -----------    ------------    ------------
Balance, August 31, 1994...........  11,778,946     1,177,894    57,512     5,751     38,905,080     (35,759,429)       (27,775)
  Exercise of stock options........     244,166        24,417      --        --          394,982         --             --
  Amortization of deferred
    compensation...................      --            --          --        --          --              --              25,958
  Sale of common stock and
    warrants.......................   1,453,023       145,302      --        --        1,838,085         --             --
  Net loss.........................      --            --          --        --          --              585,204        --
                                     ----------    ----------    ------    ------    -----------    ------------    ------------
Balance, August 31, 1995...........  13,476,135     1,347,613    57,512     5,751     41,138,147     (35,174,225)        (1,817)


                                       SERIES B           TOTAL
                                     SUBSCRIPTIONS    SHAREHOLDERS'
                                      RECEIVABLE         EQUITY
                                     -------------    -------------
Balance, August 31, 1992...........    $ (76,966)      $  7,081,311
  Exercise of stock options........      --                   5,800
  Amortization of deferred
    compensation...................      --                  71,079
  Cancellation of stock options....      --                --
  Net loss.........................      --              (3,481,857)
                                     -------------    -------------
Balance, August 31, 1993...........      (76,966)         3,676,333
  Exercise of stock options........      --                 147,207
  Amortization of deferred
    compensation...................      --                  26,344
  Sale of common stock and
    warrants.......................      --               1,453,389
  Net loss.........................      --              (1,078,718)
                                     -------------    -------------
Balance, August 31, 1994...........      (76,966)         4,224,555
  Exercise of stock options........      --                 419,399
  Amortization of deferred
    compensation...................      --                  25,958
  Sale of common stock and
    warrants.......................      --               1,983,387
  Net loss.........................      --                 585,204
                                     -------------    -------------
Balance, August 31, 1995...........      (76,966)         7,238,503


  The accompanying notes are an integral part of these consolidated financial statements.


                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEAR ENDED AUGUST 31,
                                                     --------------------------------------
                                                        1993          1994          1995
                                                        ----          ----          ----

Cash Flows from Operating Activities:
    Net income (loss)..............................  $(3,481,857)  $(1,078,718)  $  585,204
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities--
      Loss on sale of assets.......................      637,027            --           --
      Depreciation and amortization................      325,591       205,889      350,230
      Deferred compensation........................       49,306        26,344       25,958
      Changes in assets and liabilities--
        Accounts receivable........................     (141,691)      223,233       30,358
        Unbilled costs and fees....................       25,284       (86,281)     (29,960)
        Prepaid expenses and other current
          assets...................................      (32,862)       70,727      (27,754)
        Accounts payable...........................     (127,331)      176,178      124,568
        Accrued expenses...........................     (197,305)     (128,912)     897,974
        Deferred contract revenue..................     (308,537)      (47,289)     736,057
                                                     -----------   -----------   ----------
          Total adjustments........................      229,482       439,889    2,107,431
                                                     -----------   -----------   ----------
        Net cash provided by (used in) operating
          activities...............................   (3,252,375)     (638,829)   2,692,635
                                                     -----------   -----------   ----------
Cash Flows from Investing Activities:
    Purchases of marketable securities.............   (5,422,374)   (4,985,970)  (5,332,248)
    Proceeds from the sale of marketable
      securities...................................    3,400,000     4,000,000    6,000,000
    (Increase) decrease in restricted cash.........           --       (94,674)    (689,797)
    Purchases of equipment and leasehold
      improvements.................................     (158,657)     (191,907)     (97,016)
    (Increase) decrease in other assets............           --      (277,398)     124,687
    Payments for net assets acquired...............     (268,500)           --           --
    Proceeds from sale of assets...................      901,297            --           --
                                                     -----------   -----------   ----------
        Net cash provided by (used in) investing
          activities...............................   (1,548,234)   (1,549,949)       5,626
                                                     -----------   -----------   ----------
Cash Flows from Financing Activities:
    Proceeds from sale of common stock and
      warrants.....................................           --     1,453,389    1,983,387
    Proceeds from exercise of stock options........        5,800       147,207      419,399
    Payments on capital lease obligations..........     (456,399)     (190,588)    (329,025)
                                                     -----------   -----------   ----------
        Net cash provided by (used in) financing
          activities...............................     (450,599)    1,410,008    2,073,761
                                                     -----------   -----------   ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................   (5,251,208)     (778,770)   4,772,022
Cash and Cash Equivalents, Beginning of Period.....    7,144,140     1,892,932    1,114,162
                                                     -----------   -----------   ----------
Cash and Cash Equivalents, End of Period...........  $ 1,892,932   $ 1,114,162   $5,886,184
                                                      ==========    ==========    =========
Supplemental Disclosure of Cash Flow Information:
    Interest paid during period....................  $    44,100   $    19,482   $   85,759
                                                      ==========    ==========    =========
Supplemental Disclosure of Noncash Investing
  Activities:
    Property and equipment acquired under capital
      leases.......................................  $   318,151   $   264,379   $1,340,611
                                                      ==========    ==========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Genome Therapeutics Corp. and Subsidiaries (the Company), is engaged in the field of genomics -- the discovery and characterization of genes. The Company's primary activity is genomic research and development.

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.


      (a) Revenue Recognition


     Research and contract revenues are derived from government grants and contract arrangements as well as under collaborative agreements with pharmaceutical companies. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred contract revenue represents amounts received prior to revenue recognition. Royalty revenue is recorded as earned.


      (b) Equipment and Leasehold Improvements


     Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets useful lives vary from three to ten years.


      (c) Net Income (Loss) per Common and Common Equivalent Share


     Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.


      (d) Concentration of Credit Risk


     Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


     The Company had revenues from the following significant customers:

                                                    NUMBER OF
                                                   SIGNIFICANT        PERCENTAGE
                                                    CUSTOMERS     OF TOTAL REVENUES
                                                   -----------    ------------------
          Year Ended August 31:
            1993.................................       1                78%
            1994.................................       1                92%
            1995.................................       2            31% and 63%



  (e) Use of Estimates in the Preparation of Financial Statements


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


  (f) Reclassifications


     The Company has reclassified certain prior year information to conform with the current year's presentation.

(2) CASH EQUIVALENTS AND MARKETABLE SECURITIES


     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as available-for-sale. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents consist of money market funds, repurchase agreements and debt securities. Marketable securities are carried at fair market value which approximates amortized cost, accordingly unrealized holding gains and losses were immaterial. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper with an average maturity of six months. The Company has $94,674 and $784,471 in restricted cash at August 31, 1994 and 1995 in connection with certain capital lease obligations (see Note 7).


(3) INCOME TAXES

     The Company applies SFAS No. 109, Accounting for Income Taxes which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

     At August 31, 1995, the Company had net operating loss and tax credit carryforwards of approximately $35,007,000 and $1,120,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES the ownership interest of significant shareholders over a three-year period in excess of 50%. In the year ended August 31, 1995, the Company utilized approximately $1,100,000 of net operating loss carryforwards to offset taxable income.


     The net operating loss carryforwards and tax credits expire approximately as follows:

                                                 NET           RESEARCH       INVESTMENT
                                              OPERATING          TAX            TAX
                                                LOSS            CREDIT         CREDIT
                   EXPIRATION DATE         CARRYFORWARDS     CARRYFORWARDS  CARRYFORWARDS
                   ---------------         -------------     -------------  -------------
          1997.............................  $   --            $ 80,000       $103,000
          1998.............................    6,108,000        208,000         90,000
          1999.............................    5,039,000        273,000        143,000
          2000.............................    3,829,000         84,000         75,000
          2001.............................    4,812,000         24,000          3,000
          2002 - 2010......................   15,219,000          --            37,000
                                             -----------       --------       --------
                                             $35,007,000       $669,000       $451,000
                                             ===========       ========       ========


     The components of the deferred tax assets at the respective balance sheet dates are as follows:

                                                                AUGUST 31,
                                                      -------------------------------
                                                          1994               1995
                                                          ----               ----
          Net operating loss carryforwards..........  $ 12,878,000       $ 12,428,000
          Research and development credits..........       669,000            669,000
          Investment tax credits....................       414,000            451,000
          Other, net................................       998,000          1,167,000
                                                      ------------       ------------
                                                        14,959,000         14,715,000
          Valuation allowance.......................   (14,959,000)       (14,715,000)
                                                      ------------       ------------
                                                      $    --            $    --
                                                      ============       ============

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

(4) OTHER ASSETS


     Other assets consist of the following:

                                                     AUGUST 31,
                                                ---------------------
                                                  1994         1995
                                                --------     --------
          Intangible assets, net of
            accumulated amortization of
            $10,892, $25,695 and $29,396,
            respectively......................  $105,525     $ 48,110
          Deposits............................    60,981       78,906
          Other...............................   100,000           --
                                                --------     --------
                                                $266,506     $127,016
                                                ========     ========

Intangible assets consist of licenses and patents. Intangible assets are recorded at cost and are amortized over their expected useful life of five years using the straight-line method.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


(5) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                      AUGUST 31,
                                                 ---------------------
                                                   1994        1995
                                                 --------   ----------
        Payroll and related expenses...........  $330,654   $  630,290
        Severance..............................        --      326,723
        Employee relocation....................        --      230,468
        License and other fees.................   227,391      283,971
        All other..............................   280,550      265,117
                                                 --------   ----------
                                                 $838,595   $1,736,569
                                                 ========    =========

(6) COMMITMENTS

  (a) Lease Commitments

     At August 31, 1995, the Company has operating leases for office and laboratory facilities which expire on July 31, 1999. Minimum lease payments under the leases at August 31, 1995 are as follows:

          Year Ending August 31,
                 1996..............................................      $  613,094
                 1997..............................................         619,405
                 1998..............................................         567,499
                 1999..............................................         534,895
                                                                         ----------
                                                                         $2,334,893
                                                                          =========

     Rental expense was approximately $296,000, $208,000, and $411,000, in the year ended August 31, 1993, 1994 and 1995. Rental expense for the year ended August 31, 1994 was offset by approximately $100,000 of sublease rental income.

  (b) Employment Agreements

     The Company has employment agreements with certain executive officers which provide for bonuses and severance benefits upon termination of employment, as defined.

(7) CAPITAL LEASE OBLIGATIONS

     The Company has various capital lease line arrangements under which it can finance up to $2,500,000 of certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rate ranges from prime (8.75% at August 31, 1995) plus 1% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has approximately $493,711 available under these various capital lease agreements at August 31, 1995.

     Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


     Capital lease obligations at August 31, 1995 are as follows:

          Year Ending August 31,
               1996....................................................  $  589,644
               1997....................................................     587,276
               1998....................................................     354,272
               1999....................................................      40,135
                                                                         ----------
               Total minimum lease payments............................   1,571,327
               Less -- Amount representing interest....................     201,055
                                                                         ----------
               Present value of total minimum lease payments...........   1,370,272
               Less -- Current portion.................................     478,033
                                                                         ----------
                                                                         $  892,239
                                                                          =========


(8) SHAREHOLDERS EQUITY

  (a) Private Placement

     On March 20, 1995, the Company completed a private placement of 850,000 shares of common stock at $2.43 per share resulting in proceeds of approximately $2,000,000, net of issuance costs. In connection with the private placement, the Company issued warrants to purchase 1,020,000 shares of common stock at an exercise price of $2.43 per share. These warrants were exercised on July 18, 1995 through a cashless exercise and resulted in the net issuance of 603,023 shares of common stock. The net issuance represents the excess fair market value of the shares purchasable pursuant to the warrants on the date of exercise over the total exercise price of such warrants.

  (b) Series B Restricted Stock

     The Company has designated 625,000 shares of common stock as Series B restricted stock (Series B Stock) and issued 57,512 shares of Series B Stock in exchange for a subscription receivable. In the event of liquidation, holders of common stock are entitled to receive, prior to and in preference to any distribution of the Company's assets to the holders of Series B Stock, the greater of (a) $5.00 per share or (b) an amount per share equal to 10 times the amount which, after such distribution, would remain available for distribution to holders of the Series B Stock. After such preferential distribution, the remaining assets, if any, of the Company would be distributed ratably to the holders of common stock and Series B Stock.

  (c) Stock Options and Warrants

     The Company has granted stock options to key employees and consultants under its 1988, 1991, and 1993 Stock Option Plans. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. Under separate agreements not covered by any plan, the Company has granted a key employee, and certain directors of the Company options to purchase common stock.


The Company records deferred compensation when stock options are granted at an exercise price per share which is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options granted. Deferred compensation will be recognized as an expense over the vesting period of the underlying options. Compensation expense included in the statement of operations was approximately

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

$71,000, $26,000, and $26,000 for the year ended August 31, 1993, 1994 and
1995, respectively.


     There were 139,650 common shares available for future grants at August 31, 1995. The following is asummary of all stock option activity:


                                                   YEARS ENDED AUGUST 31,
                                        ---------------------------------------------
                                            1993             1994            1995
                                        -------------    ------------    ------------
Options shares--
  Granted.............................      1,791,350         970,100         355,275
  Exercised...........................        (29,000)        (84,276)       (244,166)
  Canceled............................       (157,798)       (108,288)        (70,624)
                                        -------------    ------------    ------------
  Outstanding.........................      2,722,166       3,499,702       3,540,187
                                         ============     ===========     ===========
Price range of outstanding options,
  end of period.......................  $.20 - $11.94    $.20 - $8.00    $.20 - $8.00
                                         ============     ===========     ===========
Price range of exercised options
  during the period...................      $.20         $.88 - $2.94    $.81 - $4.00
                                         ============     ===========     ===========



     In connection the sale of common stock in fiscal 1994, the Company issued three year warrants for the purchase of 30,075 shares of common stock at $3.09 per share.


(9) INCENTIVE SAVINGS PLAN 401(K)


     The Company maintains an incentive savings plan (the Plan) for the benefit of all employees, as defined. Matching contributions are made to the Plan by the Company at a rate of 50% for the first 2% of salary and 25% for the next 4% of salary, limited to the first $50,000 of annual salary. The Company contributed $36,315, $43,233, and $43,533 to the Plan for the years ended August 31, 1993, 1994 and 1995, respectively.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(10) COLLABORATION AGREEMENTS



  (a) Astra AB



     In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB (Astra) to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's
H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties.



     Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. $500,000 of such fees is creditable against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years; Astra may terminate the research collaboration at any time after the second year on six-months notice.



     The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which were enabled in a significant manner by the genomic database licensed to Astra by the Company. The Company has the right, under certain circumstances, to convert Astra's license to a nonexclusive license in the event Astra is not actively pursuing commercialization of the license technology.


     In August 1995, the Company received $4,269,000, of which $3,500,000 was recorded as a nonrefundable license fee and capital allowance which is included in collaborative research, license fees and royalties on the accompanying consolidated statement of operations, and $769,000 was recorded as deferred revenue on the accompanying consolidated balance sheet.


  (b) Schering-Plough

     In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") providing for the use by Schering-Plough of the genomic sequence of a specified pathogen the Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.



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


     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the Company's genomic database of specified pathogen and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathegon that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use, and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(11) LOSS ON SALE OF DIAGNOSTIC TESTING BUSINESS

     On June 27, 1993, the Company sold all of the assets of its diagnostic testing business for $1,000,000. The transaction resulted in a nonrecurring loss of approximately $637,000.

(12) HARVARD LICENSE AGREEMENT

     On November 12, 1993, the Company entered into an agreement with Harvard College for an exclusive worldwide license for commercial applications of their patented multiplex sequencing technology. Under this agreement, the Company has paid a nonrefundable license fee of $100,000, of which $50,000 can be credited against future royalties. In addition, the Company must pay minimum royalties ranging from $5,000 in 1995 to $35,000 in 1998. The Company may terminate this agreement upon 90 day's notice.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE


To Genome Therapeutics Corp.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statement of Genome Therapeutics Corp. and subsidiaries as of August 31, 1994 and 1995 and for each of the three years in the period ended August 31, 1995 included in this Registration Statement and have issued our report thereon dated October 4, 1995 (except with respect to the matter discussed in Note 10(b) as to which the date is December 6, 1995). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 4, 1995
(except with respect to
the matter discussed in Note 10(b)
as to which the date is December 6, 1995)

                                                                     Schedule II

                   Genome Therapeutics Corp. and Subsidiaries
                        Valuation and Qualifying Accounts
               For the Year Ended August 31, 1995, 1994 and 1993
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

11.1              Calculation of Shares used in Determining Net
                    Income (Loss) Per Share

23                Consent of Arthur Anderson LLP

27                Financial Data Schedule
