Form 10-K/A
period 1995-08-31
GENOME THERAPEUTICS CORP
filed 1996-01-19
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-2

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

         Exhibit Index appears on Page 49.

                                    PART 1
Item 1. BUSINESS

OVERVIEW


     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics -- the identification and characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its proprietary high-throughput multiplex DNA sequencing technology and positional cloning and bioinformatics capabilities in two principal areas, the discovery and characterization (i.e., determination of functionality) of (i) genes of infectious organisms ("pathogens") that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. In 1995, the Company entered into two corporate collaborations in connection with its pathogen gene discovery programs, an agreement with Astra Hassle AB ("Astra") and an agreement with Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough").


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


     The human genome consists of 23 pairs of DNA sequences or chromosomes. These chromosomes contain approximately 100,000 human genes distributed over approximately three billion nucleotides. Human genes are found in the chromosomes as coding regions of DNA ("exons") interrupted by non-coding regions of DNA ("introns"). The number of exons found in human genes can be quite large as can be the distance between exons. The function of the majority of human DNA is unknown. The DNA sequence of a human gene is transcribed into a messenger RNA molecule ("mRNA") which is processed to contain only the exon sequences. The information in the mRNA molecule is, in turn, translated into a protein product.


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

  Multiplex Sequencing


     GTC uses its proprietary high-throughput DNA sequencing process, called "multiplex sequencing," as its primary means to sequence DNA. The Company holds exclusive world-wide commercial rights to this technology, which was originally developed by Dr. George Church's laboratory at the Howard Hughes Medical Institute ("HHMI"), pursuant to a license from Harvard College. See "Patents and Proprietary Technology." Dr. Church is a scientific advisor to the Company. In multiplex sequencing, individual DNA samples are mixed together and then processed simultaneously. At the end of the process, the nucleotide sequence of the individual DNA samples in the mixtures is determined by using DNA probes. The Company has routinely combined up to 20 different DNA samples and used up to 40 different DNA probes to detect the sequence generated from each end of each DNA fragment in the mixtures. By combining 20 different DNA samples into a single mixture, the Company only has to perform a single series of preparatory procedures to produce 40 different DNA sequences. Commercially available automated DNA sequencers require 20 individual samples to be processed through the preparatory procedures to produce the same number of DNA sequences.


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

  Strategic Collaborations

     The Company plans to continue to seek strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy is designed to provide the Company access to the scientific and product development expertise of its partners and permit the Company to benefit from the commercialization of products based on the Company's gene discoveries without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to exclusively license to its partners all rights to therapeutic products and vaccines (and, depending upon the gene, diagnostic products) developed based on the particular genetic database licensed by the Company. In exchange, the Company generally expects to receive a combination of up-front license fees, research funding, milestone payments and royalty payments on product sales. To date, the Company has entered into two collaborations relating to pathogens, one with Astra for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori, and one with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of a specified pathogen that the Company is sequencing to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms.

  Government Grants and Contracts

     The Company has served as one of the primary researchers under genomic programs sponsored by the United States government and actively seeks to continue its participation in government sponsored genomics research programs. These programs add to the Company's genomics technology base and increase the number and enhance the expertise of its scientific personnel. From January 1991 through August 1995, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $36 million. Moreover, subject to certain rights of the government, under most of these programs the Company becomes the owner of any resulting discoveries or inventions.

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

  Human Gene Discovery Programs



     GTC has initiated a variety of programs to identify human genes that are responsible for various diseases. In some of these programs the Company is using positional cloning strategies, while in others it is employing a multifaceted approach incorporating both positional cloning and comparative gene expression. The Company's current primary human gene discovery programs are directed at FSHD, prostate cancer, BPH, and manic depressive illness. Most of the Company's current human gene discovery programs target common diseases that are most likely due to defects in more than a single gene. The following table summarizes the current status of the Company's human gene discovery programs. This table is qualified in its entirety by the more detailed descriptions contained elsewhere in this 10-K.



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


     GTC is collaborating with the NIH's National Center for Human Genome Research ("NCHGR") in this program to identify and begin to evaluate candidate prostate cancer genes on the long arm of chromosome 10. Pursuant to the terms of the Company's Cooperative Research and Development Agreement ("CRADA") with NCHGR, any inventions or discoveries developed in the course of the research plan solely by the Company remain the property of the Company. Any inventions or discoveries developed by employees of NCHGR remain the property of the NIH and any inventions or discoveries developed jointly will be jointly owned. Under the terms of the CRADA, the Company has the right to negotiate with the NIH to obtain an exclusive license to any inventions or discoveries not made soley by the Company. The terms of any such license may include field of use restrictions and a royalty obligation on the part of the Company. The NIH retains a nonexclusive, nontransferable license to practice any such inventions or discoveries by or on behalf of the United States government. The NIH is also entitled to a license, including the right to grant sublicenses, to use for research purposes any such inventions or discoveries developed solely by the Company.


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

     Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's extension of the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to in the previous sentence) in research funding and milestone payments. The Company expects that in fiscal 1996 it will complete the milestones that will entitle it over the next several years to receive the minimum additional payments of $10.3 million.


     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. GTC has also granted Schering-Plough a right of first negotiation if during the term of the research plan GTC desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, GTC retained the rights to make, use, and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

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

         Under the Company's government grants, the Company has, subject to certain rights of the government described below, exclusive ownership rights to any commercial applications of inventions first reduced to practice under the grants, including all gene discoveries and technology improvements created or discovered. The Company is strongly encouraged under certain of the government grants to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. Under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other inventions developed solely by the Company under the contracts. The government also retains certain rights described below under the caption "Patents and Proprietary Technology," to the inventions first reduced to practice by the Company under the government grants and contracts. The Company currently has two principal government research contracts, one with the National Institute of Neurological Disorders and Stroke relating to the preparation of DNA samples for sequencing, the isolation of DNA fragments and genotyping, and one with the NIMH relating to the identification of genes responsible for manic depressive illness. See "Patent and Proprietary Technology" and "Human Gene Discovery Programs - Manic Depressive Illness."


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


     From January 1991 through August 1995, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $36 million. Listed below are the major government grants and contracts under which the Company is currently performing services:

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

     Under the Company's government grants and contracts, the government has a statutory right to practice or have practiced, and, under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees), to grant to other parties licenses under, any inventions first reduced to practice under the government grants and contracts. In addition, under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other technology developed soley by the Company under the contracts. Under the Company's CRADA with NIH, any inventions or discoveries made in whole or in part by NIH researchers are the property, either solely or jointly with the Company, of NIH, and the Company has the right to negotiate with the NIH to obtain an exclusive license to such inventions and discoveries. The Company is also strongly encouraged under certain government grants to make data and materials resulting from the research public with 180 days from the date such data and materials are developed. If this requirement results in premature publication of the Company's discoveries and inventions, the Company's ability to obtain patent protection for such discoveries and inventions may be adversely affected.

     Amendments to Title 35 of the U.S. Code pursuant to the General
Agreement on Tariffs and Trade, implementing the Uruguay Round Agreement Act of 1994 have affected the period of enforceability of United States patents. United States patents that issue from applications filed before June 8, 1995 will be enforceable for the longer of 17 years from the date of issue or 20 years from the earliest claimed priority date. United States patents that issue from applications filed on or after June 8, 1995 will be enforceable for 20 years from the earliest filing date or the earliest claimed priority date. While the Company cannot predict the effect that such laws will have on its business, the adoption of such laws could effectively reduce the term during which a marketed product is protected by patents.


     The multiplex sequencing technology used by the Company was developed by researchers at Harvard College and HHMI, Dr. George Church, a scientific advisor to the Company. The multiplex sequencing technology is the subject of two issued United States patents and foreign counterpart applications in certain countries, but this technology is not covered by patents or patent applications in all countries of the world. The Company has obtained an exclusive worldwide license from Harvard College to use the multiplex sequencing technology for commercial applications. In situations where the Company is unable to provide a third party with multiplex sequencing services, it is obligated under the license to use reasonable efforts to sublicense the multiplex sequencing technology to such third parties on commercially reasonable terms except where doing so would place the Company at a materially competitive disadvantage. This provision may require the Company to make the multiplex sequencing technology licensed by it from Harvard College available to third parties. Harvard College has retained the right to use and license others to use the technology for research purposes. Under this license, the Company paid Harvard College a nonrefundable license fee of $100,000 and must pay Harvard College sublicensing fees, as well as royalties on products sold that include the multiplex sequencing technology, services performed that utilize the multiplex sequencing technology, income attributable to sublicenses of the multiplex sequencing technology and certain other amounts. Under the licenses, the Company must pay Harvard College minimum annual royalties ranging from $15,000 in 1996 to $35,000 beginning in 1998. Under certain circumstances, Harvard College has the right to convert the license to a nonexclusive license if the Company has not put the technology into commercial use and is not keeping the technology reasonably available to the public. In addition, the HHMI, through Harvard College, has the right under certain circumstances, to require the Company to license the technology to others if, in the judgment of HHMI, the Company has not taken reasonable steps to achieve a practical application of the technology or if required in response to public health or safety needs. The Company continues to make improvements to the multiplex sequencing technology with its own funds and funding provided under the Company's $10.4 million Genome Sequencing Center grant from the NIH. Subject to the rights of the government described above in inventions developed by the Company under government grants and the rights of Harvard College described below, the Company owns any such improvements subject to the government's rights, described above, to the technology first reduced to practice under such grant and the rights of Harvard College described below. The Company has also granted Harvard College a license to use the improvements the Company makes to the software component of the multiplex sequencing technology for Harvard College's internal academic purposes and in the event Harvard College desires to grant a sublicense to any such improvements, the Company has agreed to negotiate with Harvard College concerning the terms of any such sublicense.



     The Company also relies on trade secret protection for its confidential and proprietary information. There can be no assurance that the Company can maintain adequate protection for its trade secrets or other proprietary information. In addition, while the Company has entered into proprietary information agreements with its employees, consultants and advisors, there can be no assurance that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

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


     Many of the Company's competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying or sequencing genes or developing products earlier than the Company or its collaborators, obtaining authorization from the FDA for such products more rapidly than the Company or its collaborators or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases targeted by the Company. There can be no assurance that products developed by others will not render the products which the Company or its collaborators may seek to develop obsolete or uneconomical or result in diagnoses, treatments or cures superior to any products developed by the Company or its collaborators, or that any products developed by the Company or its strategic collaboration partners will be preferred to any existing or newly developed technologies.


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

10.24            1993 Stock Option Plan and Form of Stock Option Certificate
                 (15)

10.25 Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.26 Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.27 Form of Warrant Certificate issued pursuant to the Stock and Warrant Purchase Agreement (16)

10.28            Agreement between the Company and Astra Hassle AB dated August
                 31, 1995 (16)*

10.30 Form of director Stock Option Agreement and schedule of director options granted (18)

11.1             Calculation of Shares Used in Determining Net Income (Loss)
                 Per Share (19)

23.              Consent of Arthur Andersen LLP Independent Public Accounts (17)

* Confidential treatment requested with respect to a portion of this Exhibit.


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

(17)     Filed herewith.

(18) Filed as an Exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.


(19) Filed as an Exhibit to the Company's amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 1995 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 18, 1996.


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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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
                                         ============     ===========     ===========


     In connection with the sale of common stock in fiscal 1994, the Company issued three year warrants for the purchase of 30,075 shares of common stock at $3.09 per share.

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


     Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to above) in research funding and milestone payments.



     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathegon that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use, and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

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

23                Consent of Arthur Anderson LLP

