Form 10-K/A
period 1995-08-31
GENOME THERAPEUTICS CORP
filed 1996-02-12
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-3

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

  Multiplex Sequencing

     GTC uses its proprietary high-throughput DNA sequencing process, called "multiplex sequencing," as its primary means to sequence DNA. The Company holds exclusive worldwide commercial rights to this technology, which was originally developed by Dr. George Church's laboratory at the Howard Hughes Medical Institute ("HHMI"), pursuant to a license from Harvard College. See "Patents and Proprietary Technology." Dr. Church is a scientific advisor to the Company. In multiplex sequencing, individual DNA samples are mixed together and then processed simultaneously. At the end of the process, the nucleotide sequence of the individual DNA samples in the mixtures is determined by using DNA probes. The Company has routinely combined up to 20 different DNA samples and used up to 40 different DNA probes to detect the sequence generated from each end of each DNA fragment in the mixtures. By combining 20 different DNA samples into a single mixture, the Company only has to perform a single series of preparatory procedures to produce 40 different DNA sequences. Commercially available automated DNA sequencers require 20 individual samples to be processed through the preparatory procedures to produce the same number of DNA sequences.

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

     GTC is collaborating with the NIH's National Center for Human Genome Research ("NCHGR") in this program to identify and begin to evaluate candidate prostate cancer genes on the long arm of chromosome 10. Pursuant to the terms of the Company's Cooperative Research and Development Agreement ("CRADA") with NCHGR, any inventions or discoveries developed in the course of the research plan solely by the Company remain the property of the Company. Any inventions or discoveries developed by NCHGR researchers remain the property of the NIH and any inventions or discoveries developed jointly will be jointly owned. Under the terms of the CRADA, the Company has the right to negotiate with the NIH to obtain an exclusive license to any inventions or discoveries not made solely by the Company. The terms of any such license may include field of use restrictions and a royalty obligation on the part of the Company. The NIH retains a nonexclusive, nontransferable license to practice any such invention or discovery by or on behalf of the United States government. The NIH is also entitled to a license, including the right to grant sublicenses, to use for research purposes any such inventions or discoveries developed solely by the Company.

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

COLLABORATIVE AGREEMENTS

     An important part of the Company's strategy is to pursue strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. The Company also plans to continue to seek government grants and research contracts related to the Company's technology and research programs.

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

     Schering-Plough. In December 1995, the Company entered into a collaboration and license agreement with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of a specified pathogen that the Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

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

        The Company has filed patent applications with respect to a number of full length genes and corresponding proteins and partial genes of H. pylori and of M. leprae. The Company plans to file foreign counterparts of these U.S. applications within the appropriate time frames. These applications seek to protect these full length and partial gene sequences and corresponding proteins, as well as equivalent sequences, such as substantially homologous sequences, and products derived therefrom and uses therefor. These applications also identify possible biological functions for the genes and gene fragments based in part on a comparison to genes or gene fragments included in public databases but do not contain any laboratory or clinical data with respect to such biological functions. There are certain court decisions indicating that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. The PTO initially rejected a patent application by the NIH seeking protection for a substantial number of genes based upon partial gene sequences, and the rejection was not appealed by the NIH. In addition, the Company is aware of published patent applications owned by third parties relating to nucleic acids encoding several H. pylori proteins. Patents may issue thereon that have priority over the patent applications filed by the Company, which may limit the scope of coverage or protection afforded by any patent, if any, that may issue to the Company with respect to the genes of
H. pylori, or may preclude the issuance of any such patents.

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

     Under the Company's government grants and contracts, the government has a statutory right to practice or have practiced, and, under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees), to grant to other parties licenses under, any inventions first reduced to practice under the government grants and contracts. In addition, under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other technology developed solely by the Company under the contracts. Under the Company's CRADA with NIH, any inventions or discoveries made in whole or in part by NIH researchers are the property, either solely or jointly with the Company, of NIH, and the Company has the right to negotiate with the NIH to obtain an exclusive license to such inventions and discoveries. The Company is also strongly encouraged under certain government grants to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. If this requirement results in premature publication of the Company's discoveries and inventions, the Company's ability to obtain patent protection for such discoveries and inventions may be adversely affected.

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

        The multiplex sequencing technology used by the Company was developed by researchers at Harvard College and HHMI, Dr. George Church, a scientific advisor to the Company. The multiplex sequencing technology is the subject of two issued United States patents and foreign counterpart applications in certain countries, but this technology is not covered by patents or patent applications in all countries of the world. The Company has obtained an exclusive worldwide license from Harvard College to use the multiplex sequencing technology for commercial applications. In situations where the Company is unable to provide a third party with multiplex sequencing services, it is obligated under the license to use reasonable efforts to sublicense the multiplex sequencing technology to such third parties on commercially reasonable terms except where doing so would place the Company at a materially competitive disadvantage. This provision may require the Company to make the multiplex sequencing technology licensed by it from Harvard College available to third parties. Harvard College has retained the right to use and license others to use the technology for research purposes. Under this license, the Company paid Harvard College a nonrefundable license fee of $100,000 and must pay Harvard College sublicensing fees, as well as royalties on products sold that include the multiplex sequencing technology, services performed that utilize the multiplex sequencing technology, income attributable to sublicenses of the multiplex sequencing technology and certain other amounts. Under the license, the Company must pay Harvard College minimum annual royalties ranging from $15,000 in 1996 to $35,000 beginning in 1998. Under certain circumstances, Harvard College has the right to convert the license to a nonexclusive license if the Company has not put the technology into commercial use and is not keeping the technology reasonably available to the public. In addition, the HHMI, through Harvard College, has the right under certain circumstances, to require the Company to license the technology to others if, in the judgment of HHMI, the Company has not taken reasonable steps to achieve a practical application of the technology or if required in response to public health or safety needs. The Company continues to make improvements to the multiplex sequencing technology with its own funds and funding provided under the Company's $10.4 million Genome Sequencing Center grant from the NIH. Subject to the rights of the government described above in inventions developed by the Company under government grants and the rights of Harvard College described below, the Company owns any such improvements. The Company has granted
Harvard College a license to use the improvements the Company makes to the software component of the multiplex sequencing technology for Harvard College's internal academic purposes. In the event Harvard College desires to grant a sublicense to any such improvements, the Company has agreed to negotiate with Harvard College concerning the terms of any such sublicense.

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

     Many of the Company's competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying or sequencing genes or developing products earlier than the Company or its collaborators, obtaining authorization from the FDA for such products more rapidly than the Company or its collaborators or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases targeted by the Company. There can be no assurance that products developed by others will not render the products which the Company or its collaborators may seek to develop obsolete or uneconomical or result in diagnoses, treatments or cures superior to any products developed by the Company or its collaborators, or that any product developed by the Company or its strategic collaboration partners will be preferred to any existing or newly developed technologies.

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

     For fiscal 1993, 1994, and 1995, the Company expended $4,950,000, $5,509,000 and $7,889,000, respectively on research and development, of which $4,527,000, $5,144,000 and $6,414,000, respectively, was sponsored by the
United States government. As of August 31, 1995, the Company had outstanding approximately $13,446,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for these services to be performed over approximately the next 18 to 24 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. As of August 31, 1995, the funded portion of these grants and contracts was $5,351,000. For fiscal 1993, 1994 and 1995 revenue recognized pursuant to United States government grants and research contracts accounted for approximately
78%, 92% and 63%, respectively of the Company's total revenues. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.

        The Company has incurred significant losses since inception, with an accumulated deficit of approximately $35,174,000 at August 31, 1995. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including, unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure and the volatility of the Company's stock price.

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

     Capital expenditures totaled $1,438,000 during fiscal 1995. The Company currently estimates that it will acquire $1,500,000 of capital equipment during fiscal 1996, consisting primarily of computer systems, laboratory equipment and office equipment. The Company plans to utilize its capital lease arrangements to finance the acquisition of this equipment.

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

10.24            1993 Stock Option Plan and Form of Stock Option Certificate
                 (15)

10.25 Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.26 Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995 (16)

10.27 Form of Warrant Certificate issued pursuant to the Stock and Warrant Purchase Agreement (16)

10.28            Agreement between the Company and Astra Hassle AB dated August
                 31, 1995. (17)*

10.29            Collaboration and License Agreement between the Company,
                 Schering Corporation and Schering-Plough Ltd., dated as of December 6, 1995.(20)*

10.30 Form of director Stock Option Agreement and schedule of director options granted (18)

10.31 United States government grant from the National Institutes of Health, National Institute of Arthritis and
                 Musculoskeletal and Skin Diseases for Cloning the Gene
                 Responsible for FSH Muscular Dystrophy dated September 30,
                 1994, as amended. (17)

10.32 United States government grant from the National Center for Human Genome Research for Genome Sequencing Center dated
                 August 16, 1994, as amended. (17)

10.33 United States government grant from the National Center for Human Genome Research for High Resolution Physical Map of
                 Chromosome 10 dated April 13, 1995, as amended. (17)

10.34            United States government contract from the National
                 Institute of Neurological Disorders and Stroke, NIH for
                 Large Scale Automated DNA Sequencing of Human Genes
                 Involved in Neurological Disorders dated November 30,
                 1993, as amended. (17)

10.35            Cooperative agreement from the United States Department of
                 Energy for Microbial Genome Sequencing dated December 21,
                 1994, as amended. (17)

10.36 Credit Agreement between the Company and Silicon Valley Bank dated June 1, 1995, as amended. (17)

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

(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.

(17)     Filed herewith.

(18) Filed as an Exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.

(19) Filed as an Exhibit to the Company's amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 1995 and incorporated herein by reference.

(20) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 1996.

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

     Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. $500,000 of such fees is creditable against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years; Astra may terminate the research collaboration at any time after the second year on six-months' notice.

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

10.28             Agreement between the Company and Astra Hassle AB dated August
                  31, 1995.

10.31 United States government grant from the National Institutes of Health, National Institute of Arthritis and Musculoskeletal and
                  Skin Diseases for Cloning the Gene Responsible for FSH Muscular
                  Dystrophy dated September 30, 1994, as amended.

10.32             United States government grant from the National Center for Human
                  Genome Research for Genome Sequencing Center dated August 16, 1994, as amended.

10.33             United States government grant from the National Center for Human
                  Genome Research for High Resolution Physical Map of Chromosome 10
                  dated April 13, 1995, as amended.

10.34 United States government contract from the National Institute of Neurological Disorders and Stroke, NIH for Large Scale Automated
                  DNA Sequencing of Human Genes Involved in Neurological Disorders dated November 30, 1993, as amended.

10.35             Cooperative agreement from the United States Department of Energy for Microbial Genome Sequencing dated December 21, 1994, as amended.


10.36 Credit Agreement between the Company and Silicon Valley Bank dated June 1, 1995, as amended.


23                Consent of Arthur Anderson LLP

