Form 10-Q/A
period 1995-11-25
GENOME THERAPEUTICS CORP
filed 1996-02-13
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                 FORM 10-Q/A-1


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

                                    Part II
                                    -------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
 a)       Exhibits:
          ---------
          10.29 Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd. dated as of December 6, 1995.

 b)       Reports on Form 8-K
          -------------------
          None.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.


                        Genome Therapeutics Corp.


                              /s/ Fenel M. Eloi
                         -----------------------------
                                 Fenel M. Eloi
                         (Principal Financial Officer)

                             Date: February 13, 1996