Form 10-Q
period 1996-02-24
GENOME THERAPEUTICS CORP
filed 1996-04-09
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: February 24, 1996
                                         -----------------

                           Commission File No: 0-10824
                                               -------

                         GENOME THERAPEUTICS CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                            04-2297484
             -------------                            ----------
    (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)

  100 BEAVER STREET;  WALTHAM, MASSACHUSETTS                     02154
  ------------------  ----------------------                     -----
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (617) 893-5007
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                    16,899,090
       --------------                             -------------------------
       $.10 PAR VALUE                             Outstanding April 8, 1996
       --------------

   SERIES B RESTRICTED STOCK                              57,512
   -------------------------                      -------------------------
       $.10 PAR VALUE                             Outstanding April 8, 1996
       --------------

                   Genome Therapeutics Corp. and Subsidiaries

        Index to Financial Information (Unaudited) and Other Information


                                                                          Page
                                                                          ----
Part I
Financial Information  (Unaudited) :

    Consolidated Condensed Balance Sheets as of                            3
       February 24, 1996 and August 31, 1995

    Consolidated Condensed Statements of Operations                        4
       for the 13 and 26 week periods ended
       February 24, 1996 and February 25, 1995

    Consolidated Statements of Cash Flows for the                          5
       26 week periods ended February 24, 1996
       and February 25, 1995

    Notes to Consolidated Condensed Financial                              6-10
       Statements for the 26 week periods ended
       February 24, 1996 and February 25, 1995


    Management's Discussion and Analysis of Financial
       Conditions and Results of Operations                                11-17


Part II
Other Information:

       Other Information                                                   18

       Signature                                                           19

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                     August 31,    February 24,
                                                        1995           1996
                                                            (Unaudited)
- --------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and Cash Equivalents                        $ 5,886,184   $42,298,654
   Marketable Securities                              2,340,592     6,815,640
   Accounts Receivable (net of allowances
       for doubtful accounts)                           360,793       647,497
   Unbilled Costs and Fees                              259,005       341,188
   Prepaid Expenses and Other Current Assets             50,140        77,027

                                                    -----------   -----------
        Total Current Assets                          8,896,714    50,180,006

Equipment and Leasehold Improvements, at cost:
   Laboratory and Scientific Equipment                1,464,987     2,138,262
   Leasehold Improvements                             1,597,069     1,611,537
   Office Equipment and Furniture                       903,946     1,785,733
   Construction-in-Progress                             206,103        13,552
                                                    -----------   -----------
                                                      4,172,105     5,549,084
   Less Accumulated Depreciation
       and Amortization                               2,451,632     2,749,492
                                                    -----------   -----------
                                                      1,720,473     2,799,592

Restricted Cash                                         784,471       765,313

Other Assets                                            127,016       119,614

                                                    -----------   -----------
        Total Assets                                $11,528,674   $53,864,525
                                                    -----------   -----------


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts Payable                                 $   409,282   $ 1,048,104
   Accrued Expenses                                   1,736,569     1,889,044
   Deferred Contract Revenue                            774,048       864,594
   Current Maturities of Capital Lease Obligation       478,033       973,407
                                                    -----------   -----------
        Total Current Liabilities                     3,397,932     4,775,149
                                                    -----------   -----------

Capital Lease Obligations, net of Current Maturities    892,239     1,519,769

Shareholders' Equity                                  7,238,503    47,569,607

                                                    -----------   -----------
        Total Liabilities and Shareholders'Equity   $11,528,674   $53,864,525
                                                    -----------   -----------

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------
                                                           Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                        February 25,  February 24,  February 25,   February 24,
                                                           1995          1996           1995           1996
                                                                (Unaudited)                  (Unaudited)
- ---------------------------------------------------------------------------------------------------------------

REVENUES:
  Government Research                                    $1,782,186    $1,652,080     $3,308,144    $3,017,973
  Collaborative Research, License Fees and Royalties        128,801     6,280,418        164,361     6,996,954
  Interest Income and Other                                  57,913       196,988        110,938       327,938

                                                         ----------    ----------     ----------    ----------
       TOTAL REVENUES                                     1,968,900     8,129,486      3,583,443    10,342,865
                                                         ----------    ----------     ----------    ----------

COSTS AND EXPENSES:
  Cost of Government Research                             1,590,143     1,637,420      2,914,411     2,920,104
  Research and Development                                  351,456     1,530,130        607,086     2,609,125
  General and Administrative                                477,038       814,959        955,195     1,326,592
  Noncash Charge for Stock Option Grants                      6,489     1,577,600         12,978     1,579,416
                                                         ----------    ----------     ----------    ----------
       Total Costs and Expenses Including Provision
           for Income Taxes                               2,425,126     5,560,109      4,489,670     8,435,237
                                                         ----------    ----------     ----------    ----------

       NET INCOME (LOSS)                                  ($456,226)   $2,569,377      ($906,227)   $1,907,628
                                                         ----------    ----------     ----------    ----------

NET INCOME (LOSS) PER COMMON SHARE:
  Primary                                                    ($0.04)        $0.15         ($0.08)        $0.12
                                                         ----------    ----------     ----------    ----------
  Fully Diluted                                              -              $0.15         -              $0.11
                                                         ----------    ----------     ----------    ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Primary                                                11,778,946    16,604,609     11,778,946    16,325,491
                                                         ----------    ----------     ----------    ----------
  Fully Diluted                                              -         16,861,637         -         16,650,695
                                                         ----------    ----------     ----------    ----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------
                                                                   Twenty-six Weeks Ended
                                                                  February 25,  February 24,
                                                                      1995          1996
                                                                         (Unaudited)
- --------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income (Loss)                                                   ($906,227)   $1,907,628
Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                   144,380       313,140
      Deferred Compensation                                            12,978     1,579,416
      Changes in Assets and Liabilities:
          Accounts Receivable                                         (82,912)     (286,704)
          Unbilled Costs and Fees                                     (40,804)      (82,183)
          Prepaid Expenses and Other Current Assets                  (130,521)      (26,887)
          Accounts Payable                                            (45,776)      638,822
          Accrued Expenses                                            232,574       223,600
          Deferred Contract Revenue                                    18,334        90,546
                                                                   ----------  ------------

              Total Adjustments                                       108,253     2,449,750
                                                                   ----------  ------------

              Net Cash Provided by (Used) in Operating Activities    (797,974)    4,357,378
                                                                   ----------  ------------

Cash Flows from Investing Activities:
  Purchases of Marketable Securities                               (3,291,835)   (6,070,048)
  Proceeds from Sale of Marketable Securities                       5,500,000     1,595,000
  (Increase) Decrease in Restricted Cash                                    0        19,158
  Purchases of Equipment and Leasehold Improvements                   (68,844)          418
  (Increase) Decrease in Other Assets                                  (9,778)            0
                                                                   ----------  ------------

        Net Cash Provided by (Used in) Investing Activities         2,129,543    (4,455,472)
                                                                   ----------  ------------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                                        0    36,064,824
  Proceeds from Exercise of Stock Options and Warrants                      0       708,111
  Payments on Capital Lease Obligations                              (150,497)     (262,371)
                                                                   ----------  ------------

        Net Cash Provided by (Used in) Financing Activities          (150,497)   36,510,564
                                                                   ----------  ------------

Net Increase in Cash and Cash Equivalents                           1,181,072    36,412,470
Cash and Cash Equivalents, at Beginning of Period                   1,208,836     5,886,184
                                                                   ----------  ------------

Cash and Cash Equivalents, at End of Period                        $2,389,908   $42,298,654
                                                                   ----------  ------------

Supplemental Disclosure of Cash Flow Information:
  Interest Paid during Period                                         $28,354       $83,302
                                                                   ----------  ------------

Supplemental Schedule of Non-cash Investing Activities:
  Property and Equipment Acquired under Capital Leases               $656,129    $1,385,275
                                                                   ----------  ------------


See Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)
- ----------------------------------------------------------------


1.  Basis of Presentation
    ---------------------

The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 26 week period ended February 24, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 29, 1995 and as amended on Form 10-K/A on January 10, 1996.

2.  Net Income (Loss) Per Share
    ---------------------------

Net Income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the calculation of net loss per share, as their effects would be anti-dilutive.

3.  Cash Equivalents and Marketable Securities
    ------------------------------------------

The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as available-for-sale. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost which approximates fair market value and consist of money market funds, repurchase agreements and debt securities. Marketable securities are carried at fair market value which approximates amortized cost, accordingly unrealized holding gains and losses were immaterial. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and medium term notes with an average maturity of nine to fourteen months. The Company has $784,471 and $765,313 in restricted cash at August 31, 1995 and February 24, 1996, respectively, in connection with certain capital lease obligations.

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

5.  Capital Lease Obligations
    -------------------------

    The Company has various capital lease line arrangements under which it can finance up to $4,000,000 of certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rate ranges from prime (8.25% at February 24, 1996) plus 1% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note
    3). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has approximately $692,000 available under these various capital lease agreements at February 24, 1996.

    Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

6.  Public Offering
    ---------------

    In February 1996, the Company closed a public offering of 3,000,000 shares of its Common Stock at $13.00 per share, resulting in proceeds of approximately $36,065,000, net of issuance costs. In March 1996, the Company sold an additional 450,000 shares of its Common Stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs.

    The following selected financial statement information reflects the exercise of the options, as described.

                                                   February        February
                                                   24, 1996        24, 1996
                                                  (Unaudited)     (Pro-forma)

    Cash and Cash Equivalents                     $42,298,654     $47,814,079
    Total Current Assets                          $50,180,006     $55,695,431
    Total Assets                                  $53,864,525     $59,379,950
    Shareholders' Equity                          $47,569,607     $53,085,032
    Total Liabilities and Shareholders' Equity    $53,864,525     $59,379,950



7.  Collaborative Agreements
    ------------------------

    Schering-Plough
    ---------------

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

    The agreement grants Schering-Plough exclusive world wide rights to make, use and sell pharmaceutical and vaccine products based on the Company's genomic database of specified pathogen and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's database licensed to Schering-Plough or the technology developed in the course of the research program.

    In the 13 week period ended February 24, 1996, the Company recorded $4 million in collaborative revenue under this agreement, which consisted of the $3 million up-front license fee and a $1 million milestone payment.

    Astra AB
    --------

    In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. Under the terms of the agreement, the Company granted Astra exclusive access to its H. pylori genomic sequence database and agreed to undertake certain research efforts in exchange for a minimum of approximately $11 million and up to $22 million in license fees, expense allowances, research funding and milestone payments. The agreement granted Astra exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology and requires Astra to provide research funding to the Company over a minimum period of two and one- half years to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or
    (ii) the discovery of which were enabled in a significant manner by the genomic database licensed to Astra by the Company.

    In the 13 week period ended February 24, 1996, the Company recorded $2.3 million in collaborative revenue under this agreement, which consisted of $.8 million of collaborative research funding and a $1.5 million milestone payment.

    In the 26 week period ended February 24, 1996, the Company recorded $2.9 million in collaborative revenue under this agreement, which consisted of $1.4 million of collaborative research funding and a $1.5 million milestone payment.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OVERVIEW
- --------

The Company is engaged in the field of genomics -- the discovery and characterization of genes. Currently, the Company's primary activity is genomic research and development. For the past several years, the Company's primary source of revenues has been government research grants and contracts and collaborative agreements with pharmaceutical company partners. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to
H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the genomic sequence of a specific pathogen that the Company is sequencing to identify new gene targets for the development of novel antibiotics.

The Company will not receive significant product revenues on a sustained basis until such time, if any, at which products based on the Company's research efforts are commercialized. The Company's product development strategy is to enter into collaborations with pharmaceutical and biotechnology companies whereby these corporate partners will provide most of or all of the financial and other resources required to complete the development and to commercialize products based on the Company's genomics research in exchange for a variety of license and milestone payments, research support and royalties. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaboration to conduct pre-clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based on product revenues for many years.

As of February 24, 1996, the Company had outstanding approximately
$10,382,000 of government grants and research contracts under which services had yet to be performed over approximately the next 18 to 24 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the United States Congress. As of February 24, 1996, the funded portion of these grants and contracts was $3,627,000. For the 26 week period ended February 25, 1995 and February 24, 1996 revenue recognized pursuant to United States government grants and research accounted for approximately 92% and 29%, respectively of the Company's total revenues. The decrease in government research revenue, as a percentage of total revenues, for the 26 week period ended February 24, 1996 reflects a substantial increase in revenue derived from the Company's collaborative partnerships. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the

Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $33,267,000 at February 24, 1996. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaboration agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

Results of Operations
- ---------------------

Thirteen Week Period Ended February 24, 1996 and February 25, 1995
- ------------------------------------------------------------------

Revenue
- -------

Total revenues increased 313% from $1,969,000 for the 13 week period ended February 25, 1995 to $8,129,000 for the 13 week period ended February 24, 1996. Government research revenue decreased approximately 7% from $1,782,000 for the 13 week period ended February 25, 1995 to $1,652,000 for the 13 week period ended February 24, 1996. The decrease in government research revenue for the 13 week period ended February 24, 1996 was primarily attributable to a change in the mix of government grants and contracts under which services were performed under grants and contracts which contain provisions for lower overhead reimbursement rates as well as reduced purchases of equipment. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor and laboratory supplies as well as an allocation for reimbursement of a portion of overhead.

Collaborative research, license fees and royalties increased from $129,000 for the 13 week period ended February 25, 1995 to $6,280,000 for the 13 week period ended February 24, 1996, primarily due to $2,253,000 and $4,000,000 in milestone payments, license fee and sponsored research revenues received under the Company's collaborations with Astra and Schering-Plough, respectively.

Interest and other income increased 240% from $58,000 for the 13 week period ended February 25, 1995 to $197,000 for the 13 week period ended February 24, 1996 reflecting the increase in funds available for investment as a result of the Company's payments received under the Astra and Schering-Plough collaborations.

Cost and Expenses
- -----------------

Total cost and expenses, excluding a $1,578,000 noncash charge for stock option grants, increased 65% from $2,419,000 for the 13 week period ended February 25, 1995 to $3,983,000 for the 13 week period ended February 24, 1996. Cost of government and collaborative research consists of payroll and related costs, laboratory supplies and overhead expenses (including facilities and equipment expenses). The cost of government research increased 3% from $1,590,000 for the 13 week period ended February 25, 1995 to $1,637,000 for the 13 week period ended February 24, 1996. Cost of government research, as a percentage of government research revenue, was 99% for the 13 week period ended February 24, 1996 and 89% for the 13 week period ended February 25, 1995. This increase was primarily due to a change in the mix of government grants and contracts under which services were performed during the 13 week period ended February 24, 1996 to grants and contracts which contain provisions for lower overhead reimbursement rates. Cost of government research, as a percentage of government research revenue, fluctuates based upon the nature of the government contracts and grants, the overhead reimbursement rates under such contracts and grants, as well as changes in the Company's overhead structure.

Research and development expense, which includes both company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 336% from $351,000 for the 13 week period ended February 25, 1995 to $1,530,000 for the 13 week period ended February 24, 1996. This increase was primarily related to increased expenses related to the Company's H. pylori and Staph. pathogen gene discovery programs and some of its human gene discovery programs. The H. pylori program is currently funded under the Company's collaborative agreement with Astra. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in fiscal 1996, particularly with respect to its human gene discovery programs.

General and administrative expenses increased 71% from $477,000 for the 13 week period ended February 25, 1995 to $815,000 for the 13 week period ended February 24, 1996. The increase in general and administrative expenses for the 13 week period ended February 24, 1996 was primarily due to an increase in payroll and related expenses, interest expense, legal fees and other corporate expenses.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of Common Stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the Common Stock on the date the Company's Board of Directors granted the option. The Company recorded a noncash deferred compensation charge of $2,565,000 which represents an amount equal to the difference between the fair market value of the Common Stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $1,578,000 of the $2,565,000 as compensation expense in the 13 week period ended February 24, 1996. The Company will amortize the remainder of the deferred compensation over the vesting period of the underlying options.


Twenty-Six Week Period Ended February 24, 1996 and February 25, 1995
- --------------------------------------------------------------------

Revenue
- -------

Total revenues increased 189% from $3,583,000 for the 26 week period ended February 25, 1995 to $10,343,000 for the 26 week period ended February 24, 1996. Government research revenue decreased approximately 9% from $3,308,000 for the 26 week period ended February 25, 1995 to $3,018,000 for the 26 week period ended February 24, 1996. The decrease in government research revenue for the 26 week period ended February 24, 1996 was primarily attributable to a change in the mix of government grants and contracts under which services were performed to grants and contracts which contain provisions for lower overhead reimbursement rates as well as reduced purchases of equipment.

Collaborative research, license fees and royalties increased from $164,000 for the 26 week period ended February 25, 1995 to $6,997,000 for the 26 week period ended February 24, 1996, primarily due to $2,945,000 and $4,000,000 in milestone payments, license fee and sponsored research revenues received under the Company's collaboration with Astra and Schering-Plough which began in August 1995 and December 1995, respectively.

Interest and other income increased 195% from $111,000 for the 26 week period ended February 25, 1995 to $328,000 for the 26 week period ended February 24, 1996 reflecting the increase in funds available for investment as a result of payments received under the Astra and Schering-Plough collaboration agreements.

Cost and Expenses
- -----------------

Total cost and expenses, excluding a $1,579,000 noncash charge for stock option grants, increased 53% from $4,477,000 for the 26 week period ended February 25, 1995 to $6,856,000 for the 26 week period ended February 24, 1996. Cost of government and collaborative research consists of payroll and related costs, laboratory supplies and overhead expenses (including facilities and equipment expenses). The cost of government research remained relatively consistent from $2,914,000 for the 26 week period ended November 25, 1994 to $2,920,000 for the 26 week period ended November 15, 1995. Cost of government research, as a percentage of government research revenue, was 97% for the 26 week period ended February 24, 1996 and 88% for the 26 week period ended February 25, 1995. This increase was primarily due to a change in the mix of government grants and contracts under which services were performed during the 26 week period ended February 24, 1996 to grants and contracts which contain provisions for lower overhead reimbursement rates.

Research and development expense, which includes both company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 330% from $607,000 for the 26 week period ended February 25, 1995 to $2,609,000 for the 26 week period ended February 24, 1996. This increase was primarily related to increased expenses related to the Company's H. pylori and Staph. pathogen gene discovery programs and some of its human gene discovery programs. The H. pylori program is funded currently under the Company's collaborative agreement with Astra. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in fiscal 1996, particularly with respect to its human gene discovery programs.

General and administrative expenses increased 39% from $955,000 for the 26 week period ended February 25, 1995 to $1,327,000 for the 26 week period ended February 24, 1996. The increase in general and administrative expenses for the 26 week period ended February 24, 1996 was primarily due to an increase in payroll and related expenses, interest expense, legal fees and other corporate expenses.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of Common Stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the Common Stock on the date the Company's Board of Directors granted the option. The Company recorded a noncash deferred compensation charge of $2,565,000 which represents an amount equal to the difference between the fair market value of the Common Stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $1,578,000 of the $2,565,000 as compensation expense in the 26 week period ended February 24, 1996. The Company will amortize the remainder of the deferred compensation over the vesting period of the underlying options.

Liquidity and Capital Resources
- -------------------------------

Since September 1, 1992, the Company's primarily sources of cash have been government grants and contract revenue, revenue from collaborative research agreements, borrowing under capital leases and proceeds from sale of equity securities. In fiscal 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of Common Stock and warrants and the exercise of stock options. The Company also entered into a collaborative agreement in August 1995 under which it received $3,500,000 from Astra.

In December 1995, the Company entered into a collaborative agreement under which it received an up-front license fee of $3,000,000 and a $1,000,000 milestone payment in December 1995 and February 1996, respectively.

In February 1996, the Company closed a public offering of 3,000,000 shares of its Common Stock at $13.00 per share, resulting in proceeds of approximately $36,065,000, net of issuance costs. In March 1996, the Company sold an additional 450,000 shares of its Common Stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs. In the 26 week period ended February 24, 1996, the Company received proceeds of $708,000 from the issuance of 327,829 shares of Common Stock resulting from the exercise of stock options and warrants.

As of February 24, 1996, the Company had cash, cash equivalents and marketable securities of approximately $49,880,000 (of which approximately $765,000 is restricted in connection with certain capital lease obligations) and working capital of approximately $45,405,000. The Company has various arrangements under which it can finance up to $4,000,000 of certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At February 24, 1996, the Company had approximately $692,000 available under these arrangements and had an outstanding balance of approximately $2,493,000 which is repayable over the three year period ending March 1999.

The Company's operating activities provided cash of approximately
$4,357,000 for the 26 week period ended February 24, 1996 reflecting primarily the up-front license fee from Schering-Plough of $3,000,000 as well as milestone payments from both Astra and Schering-Plough totaling $2,500,000. These payments were partially offset by cash used to fund the Company's operations. The Company's operating activities used cash of approximately $798,000 for the 26 week period ended February 25, 1995 primarily to fund the Company's operating losses.

The Company's investing activities used cash of approximately $4,455,000 for the 26 week period ended February 24, 1996 for the purchases of marketable securities. The Company's investing activities provided cash of approximately $2,130,000 for the 26 week period ended February 25, 1995 primarily from sales of marketable securities.

The Company's financing activities provided cash of approximately
$36,511,000 for the 26 week period ended February 24, 1996 from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations. The Company's financing activities for the 26 week period ended February 25, 1995 used cash of approximately $150,000 primarily for the payment of capital lease obligations.

The Company estimates that it will acquire $1,500,000 of capital equipment during fiscal 1996, consisting primarily of computer systems, laboratory equipment and office equipment. The Company plans to utilize capital lease arrangements to finance the acquisition of this equipment.

At August 31, 1995, the Company had net operating loss and tax credit carryforwards of approximately $35,007,000 and $1,120,000 respectively. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period excess of 50%. The Company does not believe that it has experienced cumulative ownership changes in excess of 50% or that the consummation of this offering will result in a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 60 months. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.


The Company may seek additional funding through public or private financing and expects additional funding through collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          See Insert A

Item 5.   Other Information
          -----------------

          Subsequent to the quarter ended February 24, 1996, the options to purchase 450,000 shares of the Company's Common Stock, which were granted to the underwriter in connection with the public offering in February 1996, were exercised on March 1, 1996. Proforma information is included in Note 6 to the Notes to Consolidated Condensed Financial
          Statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

       a) Exhibits:
          --------

          None.

       b) Reports on Form 8-K
          -------------------

          None.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                                Genome Therapeutics Corporation


                                    /s/  Fenel M. Eloi
                                ----------------------------

                                        Fenel M. Eloi
                                (Principal Financial Officer)

                                    Date: April 9, 1996