Form 10-Q/A
period 1996-02-24
GENOME THERAPEUTICS CORP
filed 1996-04-24
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: February 24, 1996
                                         -----------------

                           Commission File No: 0-10824
                                               -------

                         GENOME THERAPEUTICS CORPORATION
                         -------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MASSACHUSETTS                               04-2297484
                  -------------                               ----------
           (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION
         OF INCORPORATION OR ORGANIZATION)                        NO.)

100 BEAVER STREET;  WALTHAM, MASSACHUSETTS            02154
- --- ------ ------   -------  -------------            -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (617) 893-5007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK                                        16,899,090
- ------ -----                                 -------------------------
 $.10 PAR VALUE                              Outstanding April 8, 1996
 ---- --- -----

SERIES B RESTRICTED STOCK                               57,512
- ------ - ---------- -----                    -------------------------
 $.10 PAR VALUE                              Outstanding April 8, 1996
 ---- --- -----

This amendment reflects the incorporation of Insert A - Tabulation of Matters Voted on by Security Holders into Part II, Item 4 of Form 10Q for period ended February 24, 1996.

                                    INSERT A

     The company's Special Meeting in lieu of an Annual Meeting was held on February 16, 1996. At the meeting, shareholders took the following actions:

        1)  Election of Directors

               Name of Nominee                       Shares Voting
               ---------------                       -------------

                                             FOR            WITHHOLD AUTHORITY

               Robert J. Hennessey        11,483,593             27,142

               Orrie M. Friedman          11,473,673             37,062

               Philip J. Leder            11,488,093             22,642

               Lawrence Levy              11,479,043             31,692

               Donald J. McCarren         11,478,893             34,842

               Steven M. Rauscher         11,476,093             34,642

        2)  To approve 1995 Stock Option Plan

               FOR            AGAINST            ABSTAIN            NO VOTING
               6,922,764      718,771            77,508             3,791,692

        3)  To approve a grant of stock option to Robert J. Hennessey

               FOR            AGAINST            ABSTAIN            NO VOTING
               4,927,609      2,957,466          75,508             3,550,152

        4)  To approve a grant of stock option to Dr. Philip Leder

               FOR            AGAINST            ABSTAIN            NO VOTING
               7,419,276      467,599            73,708             3,550,152

        5)  To approve a grant of stock option to Lawrence Levy

               FOR            AGAINST            ABSTAIN            NO VOTING
               7,403,391      480,784            76,408             3,550,152


        6)  To approve a grant of stock option to Donald J. McCarren

               FOR            AGAINST            ABSTAIN            NO VOTING
               7,407,566      478,009            75,008             3,550,152

        7)  To approve a grant of stock option to Steven M. Rauscher

               FOR            AGAINST            ABSTAIN            NO VOTING
               7,407,164      476,934            76,485             3,550,152

        8) To ratify the selection of Arthur Andersen LLP as the company's auditors for the fiscal year ending August 31, 1996.

               FOR            AGAINST            ABSTAIN            NO VOTING
               11,434,608     42,787             33,340                 0

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                         Genome Therapeutics Corporation


                                /s/ Fenel M. Eloi

                             ----------------------

                                  Fenel M. Eloi
                            (Principal Financial Officer)

                              Date: April 22, 1996