Form 10-Q
period 1996-05-25
GENOME THERAPEUTICS CORP
filed 1996-07-09
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended: May 25, 1996
                                            ------------

                           Commission File No: 0-10824
                                               -------

                          GENOME THERAPEUTICS CORP.
                          -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                       04-2297484
             -------------                       -- -------
             (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION
             OF INCORPORATION OR ORGANIZATION)   NO.)

         100 BEAVER STREET;  WALTHAM, MASSACHUSETTS                        02154
         --- ------ ------   -------  -------------                        -----
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (617) 893-5007
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK                                                   17,385,403
- ------ -----                                            ------------------------
$.10 PAR VALUE                                          Outstanding July 3, 1996
  -- --- -----

SERIES B RESTRICTED STOCK                                          57,512
- ------ - ---------- -----                               ------------------------
$.10 PAR VALUE                                          Outstanding July 3, 1996
  -- --- -----

                   Genome Therapeutics Corp. and Subsidiaries

        Index to Financial Information (Unaudited) and Other Information


                                                                         Page
                                                                         ----
Part I
Financial Information  (Unaudited) :

     Consolidated Condensed Balance Sheets as of                           3
       August 31, 1995 and May 25, 1996

     Consolidated Condensed Statements of Operations                       4
       for the 13 and 39 week periods ended
       May 27, 1995 and May 25, 1996

     Consolidated Statements of Cash Flows for the                         5
       39 week periods ended May 27, 1995
       and May 25, 1996

     Notes to Consolidated Condensed Financial                             6-9
       Statements for the 39 week periods ended
       May 27, 1995 and May 25, 1996


     Management's Discussion and Analysis of Financial
       Conditions and Results of Operations                                10-16


Part II
Other Information:

       Other Information                                                   17

       Signature                                                           18

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
- ------------------------------------------------------------------------------------
                                                          August 31,         May 25,
                                                                1995            1996
                                                                  (Unaudited)
- ------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and Cash Equivalents                             $ 5,886,184     $21,431,343
   Marketable Securities                                   2,340,592      12,581,261
   Interest Receivable                                        79,889         804,179
   Accounts Receivable (net of allowance
       for doubtful accounts)                                280,904         340,093
   Unbilled Costs and Fees                                   259,005         383,979
   Prepaid Expenses and Other Current Assets                  50,140         118,578

                                                         -----------     -----------
        Total Current Assets                               8,896,714      35,659,433

Equipment and Leasehold Improvements, at cost:
   Laboratory and Scientific Equipment                     1,464,987       2,807,647
   Leasehold Improvements                                  1,597,069       1,664,879
   Office Equipment and Furniture                            903,946       2,005,218
   Construction-in-Progress                                  206,103          88,531
                                                         -----------     -----------
                                                           4,172,105       6,566,275
   Less Accumulated Depreciation
       and Amortization                                    2,451,632       2,981,513
                                                         -----------     -----------
                                                           1,720,473       3,584,762

Long-term Marketable Securities                              784,471      21,480,192

Other Assets                                                 127,016         133,164

                                                         -----------     -----------
        Total Assets                                     $11,528,674     $60,857,551
                                                         ===========     ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts Payable                                      $   409,282     $   683,531
   Accrued Expenses                                        1,736,569       1,612,928
   Deferred Contract Revenue                                 774,048       1,232,800
   Current Maturities of Capital Lease Obligations           478,033       1,210,587
                                                         -----------     -----------
        Total Current Liabilities                          3,397,932       4,739,846
                                                         -----------     -----------

Capital Lease Obligations, net of Current Maturities         892,239       1,649,753

Shareholders' Equity                                       7,238,503      54,467,952

                                                         -----------     -----------
        Total Liabilities and Shareholders' Equity       $11,528,674     $60,857,551
                                                         ===========     ===========

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------------------------------------------------
                                                            Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                             May 27,          May 25,         May 27,          May 25,
                                                                1995             1996            1995             1996
                                                                 (Unaudited)                      (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------

REVENUES:
  Government Research                                    $ 1,832,999      $ 1,815,077     $ 5,141,143      $ 4,833,051
  Collaborative Research, License Fees and Royalties         106,718        3,007,694         271,079       10,004,647
  Interest Income and Other                                   79,941          718,069         190,879        1,046,006

                                                         -----------      -----------     -----------      -----------
       TOTAL REVENUES                                      2,019,658        5,540,840       5,603,101       15,883,704
                                                         -----------      -----------     -----------      -----------

COSTS AND EXPENSES:
  Cost of Government Research                              1,582,431        1,563,861       4,496,842        4,483,965
  Research and Development                                   342,968        2,076,438         950,054        4,685,563
  General and Administrative                                 555,742          688,654       1,510,937        2,015,246
  Noncash Charge for Stock Option Grants                       6,489          370,400          19,467        1,949,816

                                                         -----------      -----------     -----------      -----------
       Total Costs and Expenses Including Provision
           for Income Taxes                                2,487,630        4,699,353       6,977,300       13,134,590
                                                         -----------      -----------     -----------      -----------

       NET INCOME (LOSS)                                 $  (467,972)     $   841,487     $(1,374,199)     $ 2,749,114
                                                         ===========      ===========     ===========      ===========


NET INCOME (LOSS) PER COMMON SHARE                       $     (0.04)     $      0.04     $     (0.11)     $      0.16
                                                         ===========      ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                           12,470,154       20,022,584      12,009,349       17,565,343
                                                         ===========      ===========     ===========      ===========

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------------
                                                                             Thirty-nine Weeks Ended
                                                                               May 27,           May 25,
                                                                                  1995              1996
                                                                                     (Unaudited)
- --------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income (Loss)                                                          $(1,374,199)     $  2,749,114
Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                            239,496           587,023
      Noncash Charge for Compensation Expense                                   19,467         1,949,816
      Changes in Assets and Liabilities:
          Interest Receivable                                                  (33,132)         (724,290)
          Accounts Receivable                                                  161,782           (59,189)
          Unbilled Costs and Fees                                              (58,962)         (124,974)
          Prepaid Expenses and Other Current Assets                            (89,070)          (68,438)
          Accounts Payable                                                      97,061           274,249
          Accrued Expenses                                                     (29,236)         (123,641)
          Deferred Contract Revenue                                            (28,454)          458,752
                                                                           -----------      ------------

                   Total Adjustments                                           278,952         2,169,308
                                                                           -----------      ------------

                   Net Cash Provided by (Used in) Operating Activities      (1,095,247)        4,918,422
                                                                           -----------      ------------

Cash Flows from Investing Activities:
  Purchases of Marketable Securities                                        (5,926,350)      (38,820,098)
  Proceeds from Sale of Marketable Securities                                5,500,000         7,883,708
  Purchases of Equipment and Leasehold Improvements                           (113,309)         (424,232)
  Increase in Other Assets                                                     (26,102)          (42,944)
                                                                           -----------      ------------

        Net Cash Used in Investing Activities                                 (565,761)      (31,403,566)
                                                                           -----------      ------------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                                         2,030,477        41,522,123
  Proceeds from Exercise of Stock Options and Warrants                         265,361         1,008,396
  Payments on Capital Lease Obligations                                       (244,535)         (500,216)
                                                                           -----------      ------------

        Net Cash Provided by Financing Activities                            2,051,303        42,030,303
                                                                           -----------      ------------

Net Increase in Cash and Cash Equivalents                                      390,295        15,545,159
Cash and Cash Equivalents, at Beginning of Period                            1,208,836         5,886,184
                                                                           -----------      ------------

Cash and Cash Equivalents, at End of Period                                $ 1,599,131      $ 21,431,343
                                                                           ===========      ============

Supplemental Disclosure of Cash Flow Information:
  Interest Paid during Period                                              $    39,373      $    175,793
                                                                           ===========      ============

Supplemental Schedule of Non-cash Investing Activities:
  Property and Equipment Acquired under Capital Leases                     $   830,974      $  1,990,283
                                                                           ===========      ============

See Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)
- ----------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 and 39 week period ended May 25, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 29, 1995 and as amended on Form 10-K/A on January 10, 1996.

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

3.   Cash, Cash Equivalents and Marketable Securities
     ------------------------------------------------

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as held-to-maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investments with original maturities of greater than three months. Cash equivalents are carried at cost which approximates fair market value and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper, euro dollar bonds and medium term notes with an average maturity of fourteen months. The Company has $784,471 and $700,763 in restricted cash at August 31, 1995 and May 25, 1996, respectively, in connection with certain capital lease obligations.

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

5.   Capital Lease Obligations
     -------------------------

     The Company has various capital lease line arrangements under which it can finance up to $9,000,000 of certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rate ranges from prime (8.25% at May 25, 1996) less .7% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note
     3). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has $5,000,000 available under these various capital lease agreements at May 25, 1996.

     Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

6.  Public Offering
    ---------------

     In February 1996, the Company closed a public offering of 3,000,000 shares of its Common Stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs. In March 1996, the Company sold an additional 450,000 shares of its Common Stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs.

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

     In the 13 week period ended May 25, 1996, the Company recorded $2.2 million in collaborative revenue under this agreement, which consisted of a $1.8 million milestone payment and $.4 million of collaborative research funding. In the 39 week period ended May 25, 1996, the Company recorded $6.2 million in collaborative revenue under this agreement, which consisted of a $3.0 million up-front license fee, $2.8 million in milestone payments and $.4 million of collaborative research funding.

Astra AB
- --------

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

     In the 13 week period ended May 25, 1996, the Company recorded $.8 million in collaborative revenue under this agreement, which consisted of collaborative research funding. In the 39 week period ended May 25, 1996, the Company recorded $3.7 million in collaborative revenue under this agreement, which consisted of $2.2 million of collaborative research funding and a $1.5 million milestone payment.

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

As of May 25, 1996, the Company had outstanding approximately $8,667,000 of government grants and research contracts under which services had yet to be performed over approximately the next 15 to 21 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the United States Congress. As of May 25, 1996, the funded portion of these grants and contracts was $3,442,000. For the 39 week period ended May 27, 1995 and May 25, 1996, revenue recognized pursuant to United States government grants and research accounted for approximately 92% and 30%, respectively, of the Company's total revenues. The decrease in government research revenue, as a percentage of total revenues, for the 39 week period ended May 25, 1996 reflects a substantial increase in revenue derived from the Company's collaborative partnerships. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $32,425,000 at May 25, 1996. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaboration agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

Results of Operations
- ---------------------

Thirteen Week Period Ended May 25, 1996 and May 27, 1995
- --------------------------------------------------------

Revenue
- -------

Total revenues increased 174% from $2,020,000 for the 13 week period ended May 27, 1995 to $5,541,000 for the 13 week period ended May 25, 1996. Government research revenue decreased slightly from $1,833,000 for the 13 week period ended May 27, 1995 to $1,815,000 for the 13 week period ended May 25, 1996. The decrease in government research revenue for the 13 week period ended May 25, 1996 was primarily attributable to a change in the mix of government grants and contracts under which services were performed to grants and contracts which contain provisions for lower overhead reimbursement rates. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies as well as an allocation for reimbursement of a portion of overhead.

Collaborative research, license fees and royalties increased from $107,000 for the 13 week period ended May 27, 1995 to $3,008,000 for the 13 week period ended May 25, 1996, primarily due to $790,000 and $2,168,000 in milestone payments and sponsored research revenues received under the Company's collaborations with Astra and Schering-Plough, respectively.

Interest and other income increased 798% from $80,000 for the 13 week period ended May 27, 1995 to $718,000 for the 13 week period ended May 25, 1996 reflecting the increase in funds available for investment as a result of proceeds received from the Company's public offering as well as payments received under the Astra and Schering-Plough collaborations.

Cost and Expenses
- -----------------

Total cost and expenses, excluding a $370,400 noncash charge for stock option grants, increased 75% from $2,481,000 for the 13 week period ended May 27, 1995 to $4,329,000 for the 13 week period ended May 25, 1996. Cost of government and collaborative research consists of payroll and related costs, laboratory supplies and overhead expenses (including facilities and equipment expenses). The cost of government research decreased slightly from $1,582,000 for the 13 week period ended May 27, 1995 to $1,564,000 for the 13 week period ended May 25, 1996. Cost of government research, as a percentage of government research revenue, was 86% for both 13 week period ended May 25, 1996 and May 27, 1995. Cost of government research, as a percentage of government research revenue, fluctuates based upon the nature of the government contracts and grants, the overhead reimbursement rates under such contracts and grants, as well as changes in the Company's overhead structure.

Research and development expense, which includes both company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 505% from $343,000 for the 13 week period ended May 27, 1995 to $2,076,000 for the 13 week period ended May 25, 1996. This increase was primarily related to increased expenses related to the Company's pathogen and human gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in fiscal 1996, particularly with respect to its human gene discovery programs.

General and administrative expenses increased 24% from $556,000 for the 13 week period ended May 27, 1995 to $689,000 for the 13 week period ended May 25, 1996. The increase in general and administrative expenses for the 13 week period ended May 25, 1996 was primarily due to an increase in payroll and related expenses, interest expense and other corporate expenses.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of Common Stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the Common Stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the Common Stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $1,578,000 and $370,000 of the $2,565,000, as compensation expense in the 13 week period ended February 24, 1996 and the 13 week period ended May 25, 1996, respectively.


Thirty-nine Week Period Ended May 25,  1996 and May 27, 1995
- ------------------------------------------------------------

Revenue
- -------

Total revenues increased 184% from $5,603,000 for the 39 week period ended May 27, 1995 to $15,884,000 for the 39 week period ended May 25, 1996. Government research revenue decreased approximately 6% from $5,141,000 for the 39 week period ended May 27, 1995 to $4,833,000 for the 39 week period ended May 25, 1996. The decrease in government research revenue for the 39 week period ended May 25, 1996 was primarily attributable to a change in the mix of government grants and contracts under which services were performed to grants and contracts which contain provisions for lower overhead reimbursement rates as well as reduced purchases of equipment.

Collaborative research, license fees and royalties increased from $271,000 for the 39 week period ended May 27, 1995 to $10,005,000 for the 39 week period ended May 25, 1996, primarily due to $3,735,000 and $6,168,000 in milestone payments, license fee and sponsored research revenues received under the Company's collaboration with Astra and Schering-Plough which began in August 1995 and December 1995, respectively.

Interest and other income increased 448% from $191,000 for the 39 week period ended May 27, 1995 to $1,046,000 for the 39 week period ended May 25, 1996 reflecting the increase in funds available for investment as a result of proceeds received from the Company's public offering in the 13 week period ended February 24, 1996, as well as payments received under Astra and Schering-Plough collaboration agreements.

Cost and Expenses
- -----------------

Total cost and expenses, excluding a $1,950,000 noncash charge for stock option grants, increased 61% from $6,958,000 for the 39 week period ended May 27, 1995 to $11,185,000 for the 39 week period ended May 25, 1996. The cost of government research decreased slightly from $4,497,000 for the 39 week period ended May 27, 1995 to $4,484,000 for the 39 week period ended May 25, 1996. Cost of government research, as a percentage of government research revenue, was 93% for the 39 week period ended May 25, 1996 and 87% for the 39 week period ended May 27, 1995. This increase was primarily due to a change in the mix of government grants and contracts under which services were performed during the 39 week period ended May 25, 1996 to grants and contracts which contain provisions for lower overhead reimbursement rates.

Research and development expense, which includes both company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 393% from $950,000 for the 39 week period ended May 27, 1995 to $4,686,000 for the 39 week period ended May 25, 1996. This increase was primarily due to increased expenses related to the Company's pathogen and human gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

General and administrative expenses increased 33% from $1,511,000 for the 39 week period ended May 27, 1995 to $2,015,000 for the 39 week period ended May 25, 1996. The increase in general and administrative expenses for the 39 week period ended May 25, 1996 was primarily due to an increase in payroll and related expenses, interest expense, legal fees and other corporate expenses.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of Common Stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the Common Stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the Common Stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $1,948,000 of the $2,565,000 as compensation expense in the 39 week period ended May 25, 1996.

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

In December 1995, the Company entered into a collaborative agreement with Schering-Plough under which it received an up-front license fee of $3,000,000 in December 1995 and $2,750,000 milestone payments through May 1996.

In February 1996, the Company closed a public offering of 3,000,000 shares of its Common Stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs. In March 1996, the Company sold an additional 450,000 shares of its Common Stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs. In the 39 week period ended May 25, 1996, the Company received proceeds of $1,008,000 from the issuance of 428,018 shares of Common Stock resulting from the exercise of stock options and warrants.

As of May 25, 1996, the Company had cash, cash equivalents and long and short-term marketable securities of approximately $55,493,000 (of which approximately $701,000 is restricted in connection with certain capital lease obligations). The Company has various arrangements under which it can finance up to $9,000,000 of certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At May 25, 1996, the Company had approximately $5,000,000 available under these arrangements and had an outstanding balance of approximately $2,860,000 which is repayable over the three year period ending June 1999.

The Company's operating activities provided cash of approximately $4,918,000 for the 39 week period ended May 25, 1996 reflecting primarily the up-front license fee from Schering-Plough of $3,000,000 as well as milestone payments from both Astra and Schering-Plough totaling $4,250,000. These payments were partially offset by cash used to fund the Company's operations. The Company's operating activities used cash of approximately $1,095,000 for the 39 week period ended May 27, 1995 primarily to fund the Company's operating losses.

The Company's investing activities used cash of approximately $31,404,000 for the 39 week period ended May 25, 1996 primarily for the purchases of marketable securities and to a lesser extent the purchase of equipment and leasehold improvements.

The Company's financing activities provided cash of approximately $42,030,000 for the 39 week period ended May 25, 1996 from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations.

The Company estimates that it will acquire $2,500,000 of capital equipment during the next three months, consisting primarily of computer systems, laboratory equipment and office equipment. The Company plans to utilize capital lease arrangements to finance the acquisition of this equipment.

At August 31, 1995, the Company had net operating loss and tax credit carryforwards of approximately $35,007,000 and $1,120,000 respectfully. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period excess of 50%. The Company does not believe that it has experienced cumulative ownership changes in excess of 50% or that the consummation of this offering will result in a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next 60 months. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.

The Company may seek additional funding through public or private financing and expects additional funding through collaborative or other arrangements with corporate partners. There can be no assurance , however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

Statements in this Form 10-Q that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward looking statement due to risks and uncertainties that exist in the Company's operations and business environment, described more fully in the Company's Annual Report on Form 10-K for the year ended August 31, 1995, filed with the Securities and Exchange Commission.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      a) Exhibits:
         ---------

         None.

      b) Reports on Form 8-K
         -------------------

         None.

                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                        Genome Therapeutics Corporation


                            /s/ Fenel M. Eloi
                        -----------------------------
                                Fenel M. Eloi
                        (Principal Financial Officer)

                             Date: July 9, 1996