Form 10-K
period 1996-08-31
GENOME THERAPEUTICS CORP
filed 1996-11-27
CIK 356830

                                                                           2925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
 ---  ACT OF 1934 [NO FEE REQUIRED]
      For the fiscal year ended: AUGUST 31, 1996
                                 ---------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
      For the transition period from __________ to __________.


                         Commission file number: 0-10824
                                                 -------

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                               04-2297484
                -------------                               ----------
      (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                     identification number)


100 BEAVER STREET, WALTHAM, MASSACHUSETTS                          02154
-----------------------------------------                          -----
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number: (617) 398-2300
                                                  -------------

Securities registered pursuant to Section 12 (b) of the Act:  NONE


          Securities registered pursuant to Section 12 (g) of the Act:
                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 25, 1996 was approximately $129,258,765.

      The number of shares outstanding of the registrant's common stock as of November 25, 1996 was 17,503,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement for use at its Special Meeting of Shareholders in lieu of an Annual Meeting to be held on February 7, 1997 are incorporated by reference into Part III.

                                     PART I
                                     ------


Item 1.    BUSINESS
           --------

OVERVIEW

      Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics -- the identification and characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in pathogen functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. In 1995, the Company entered into two corporate collaborations in connection with its pathogen gene discovery programs, an agreement with Astra and an agreement with Schering-Plough.

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

      The human genome consists of 23 pairs of chromosomes. These chromosomes contain approximately 100,000 human genes distributed over approximately three billion nucleotides. Human genes are found in the chromosomes as coding regions of DNA ("exons") interrupted by non-coding regions of DNA ("introns"). The number of exons found in human genes can be quite large as can be the distance between exons. The function of the majority of human DNA is unknown. The DNA sequence of a human gene is transcribed into a messenger RNA molecule ("mRNA") which is processed to contain only the exon sequences. The information in the mRNA molecule is, in turn, translated into a protein product.

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

      In genetic linkage mapping, DNA probes are used to detect genetic markers, regions of DNA that vary in sequence content from person to person. The position of these genetic markers on a chromosome, as detected by the DNA probes, constitutes a genetic linkage map of the chromosome. The chromosomal regions which are initially examined are those regions which have been identified as containing genes that are likely candidates for causing or predisposing an individual to the disease. Because only a limited number of human genes have been mapped to date, most genetic mapping is done genome-wide with a set of DNA probes that span the genome. By following the inheritance patterns of genetic markers and looking for the coinheritance of the genetic markers and the disease, the gene responsible for causing or predisposing an individual to that disease can be located within a specific chromosomal region. Using additional DNA probes, the chromosomal region containing the targeted disease gene can be narrowed to a region consisting of approximately 1,000,000 to 3,000,000 nucleotides in size containing between approximately 30 and 100 genes.

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

COMPANY TECHNOLOGY

      The Company applies its proprietary technologies and know-how in high-throughput sequencing and positional cloning in its gene discovery programs. In its pathogen programs, the Company uses its high- throughput sequencing capabilities to sequence the genomes of pathogens. In its human gene discovery programs, the Company combines its proprietary positional cloning capabilities, together with its high-throughput sequencing capabilities, in its efforts to identify and characterize human genes associated with disease. Both the Company's pathogen and human genomics programs utilize substantial bioinformatics skills to identify genes, tentatively assign them a likely function, and possibly select genes as targets for drug and vaccine development. In its pathogen program, the Company has fully developed functional genomics and drug discovery skills, including drug discovery target validation (via gene "knock-outs") and high-throughput drug discovery assay development. A similar set of functional genomics and drug discovery skills is currently being built in the Company's human genomics program.

 High-Throughput Sequencing

      GTC uses an automated process using DNA sequencers, robotics and computers to sequence and analyze genes in its discovery research programs. The Company has reduced its reliance on the multiplex sequencing technology as its primary means to sequence DNA and has transitioned to the use of automated, high-throughput fluorescent-based sequencers.

      Using its sequencing technology, the Company has randomly sequenced the genomes of H. pylori, Staph. aureus, Streptococcus pneumoniae, and portions of the genomes of other pathogens. The Company has also sequenced a 60,000 nucleotide region of human chromosome 4 thought to contain the gene responsible for FSHD and a 40,000 nucleotide region on human chromosome 10 which was subsequently determined by a third party to contain the gene responsible for a type of thyroid cancer.

  Positional Cloning

      The Company has over 10 years of experience in various aspects of positional cloning. GTC was one of the pioneers in the use of genetic linkage mapping and developed numerous techniques and tools that are widely used in the positional cloning field. GTC has considerable experience in identifying genetic markers for specific chromosomal regions. This ability is needed when additional genetic markers are required to narrow the size of the chromosomal region believed to contain the disease gene. The Company also has several libraries of large DNA fragments arranged in a format which facilitates the isolation of DNA fragments from a specific chromosomal region. These libraries are used to develop physical maps of chromosomal regions thought to contain disease genes. In addition, the Company uses specialized tools to trap the exons present in large DNA fragments. These tools are used to isolate exons from the genes present in chromosomal regions believed to contain disease genes.

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

      The Company continually refines its bioinformatics systems. The Company currently is focusing these efforts in four areas: upgrading and standardizing its bioinformatics hardware and software; developing enhanced data management systems; expanding its software engineering capabilities; and expanding its resources in computational molecular biology. These enhancements are expected to result in more effective data management by allowing for higher-throughput sequencing, providing for smooth integration of laboratory automation, supporting more rapid analyses and comparison of genomic data and facilitating the identification of gene targets for the development of therapeutic, vaccine and diagnostic products. As part of its enhancement of its bioinformatics capabilities, the Company continues to increase the number of its bioinformatics personnel.

Functional Genomics (Pathogen)

      Once the genome of a pathogen has been sequenced, the Company uses its bioinformatics expertise and the information in its proprietary and public databases to identify and locate the genes within the genome and assign features to the genes which helps identify their likely function. Relying on these assigned functions and using the criteria for the product to be developed (drug or vaccine; narrow or broad spectrum), the Company examines sequences form the genomes of various pathogens in its proprietary and public databases and from human cDNAs and the entire genome of Saccharomyces cerevisiae (bakers yeast) to select genes as potential targets for drug or vaccine development

      The criteria used for selecting gene targets against which small molecules (drugs) will be developed include such features as essentiality, uniqueness, and assayability. The gene should be essential for the survival of the organism. The gene or its protein product should have novel biochemistry or special characteristics to make it unique to the organism(s) against which the drug is to be active. In order to reduce possible side effects, such genes should be absent or have little homology to genes found in humans. The gene or its protein product should have general features which make it possible to construct high-throughput screening assays.

      If protein or polypeptide vaccines are to be developed, then the criteria used for selecting gene targets include such features as whether the protein product is likely to be secreted or found on the cell surface or in the membrane of the organism or shows homology to a major antigen in other organisms.

      For small molecule targets , the transition from bioinformatics to functional genomics begins by demonstrating that the gene is essential for the viability or virulence of the organism. That is, is the gene required for the survival of the organism on a culture plate (in vitro) or in an animal model (in vivo). To determine the essentiality of a gene, the Company has developed high-throughput techniques for either directly or randomly inactivating, i.e. "knocking-out", specific genes within the genome of a pathogen. After targets have been validated for their biological relevance, the Company then develops screening assays for these targets. These assays include conventional biochemical assays in which the gene target is over-expressed in a recombinant host and the protein product is purified and used to develop a non-cellular, high-throughput assay. Assay systems for gene targets of unknown function include the construction of an over or under-expressing strain for use in high-throughput bio- or genetic whole cell assays.

      For vaccine targets, functional genomics begins with the demonstration that the gene product is not subject to significant antigenic variation between strains or under different growth conditions. Gene targets are then over-expressed in a recombinant host, and the resulting protein product is purified for testing in an appropriate animal model.

Functional Genomics (Human)

      In many cases, the protein products of a gene or genes causing a human disease are pharmaceutically not suitable as drug discovery targets. Therefore, new targets need to be identified, based on a thorough understanding of the gene's functions, including interaction with other proteins and genes. Thus, in order to bridge the gap between gene discovery and drug discovery target identification, the Company has created a new department of Functional Genomics. This department will focus on new technologies to accelerate the functional analysis of important disease genes, including high-throughput signaling pathway analyses in mammalian and non-mammalian systems, gene knock-outs and transgenics. This will be complemented with high-throughput drug discovery assay development skills which are already implemented in the Company's pathogen program.

GTC STRATEGY

      The Company's objective is to use its sequencing, positional cloning, functional genomics and bioinformatics capabilities to identify gene targets for the development of novel therapeutic, vaccine and diagnostic products in collaboration with pharmaceutical and biotechnology company partners. The Company is using the following strategies to achieve this objective:

  Sequencing of Pathogens

      Over the past four years, the Company has devoted a significant portion of its resources to, and obtained considerable experience in, sequencing the genomes of pathogens. The Company has randomly sequenced the genomes of H. pylori, Staph. aureus, Streptococcus pneumoniae, and portions of the genomes of other disease-causing pathogens. The Company plans to continue to identify and characterize genes of these and other pathogens for which the Company believes new or improved therapeutic, vaccine or diagnostic products represent a significant commercial opportunity. In particular, the Company plans to focus its efforts on pathogens where the incidence of antibiotic resistance or other factors limit the use or efficacy of currently available therapies, creating a need for novel antibiotics and vaccines. The Company believes its pathogen gene discovery programs will lead to product development candidates more quickly than human gene discovery efforts.

  Discovery of Human Disease Genes

      In the human gene discovery area, the Company plans to build on its decade of experience and knowledge in positional cloning, genotyping, sequencing and bioinformatics capabilities by obtaining exclusive rights to collections of DNA samples from relevant family resources in order to map, identify and characterize genes responsible for selected human diseases. The Company actively seeks collaborations with clinicians and academic researchers to obtain these rights. The Company believes that access to these family and other resources will bolster its existing human gene discovery programs and enable it to initiate additional programs directed at human genes associated with significant diseases.

  Strategic Collaborations

      The Company continues to seek strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy is designed to provide the Company access to the scientific and product development expertise of its partners and permit the Company to benefit from the commercialization of products based on the Company's gene discoveries without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to license (either exclusively or non-exclusively) to its partners most rights to therapeutic products and vaccines (and, depending upon the gene, diagnostic products) which may be developed from the particular genetic database licensed-out by the Company. In exchange, the Company generally expects to receive a combination of up-front license fees, research funding, milestone payments and royalty payments on product sales. To date, the Company has entered into two collaborations relating to pathogens, one with Astra for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori, and one with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of Staph. aureus to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms.

  Government Grants and Contracts

      The Company has served as one of the primary researchers under genomic programs sponsored by the United States government and actively seeks to continue its participation in government sponsored genomics research programs. These programs add to the Company's genomics technology base and increase the number and enhance the expertise of its scientific personnel. From January 1991 through August 1996, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. Moreover, subject to certain rights of the government, under most of these programs the Company becomes the owner of any resulting discoveries or inventions.

  Non-Exclusive Database Subscriptions

      GTC has recently developed a database of genomic information from over a dozen pathogens and fungi, PathoGenome[Trademark]. This database is available through non-exclusive subscriptions to pharmaceutical and other drug discovery companies. Together with the sequence modules, GTC will offer some functional genomics modules which would allow for exclusive collaborations. As of November 27, 1996, the Company had not sold any subscriptions to the PathoGenome[Trademark] database.

  Drug Development Programs

      In order to maximize the commercial utilization of novel drug discovery targets derived from GTC's genomics approach, our alliance strategy with pharmaceutical companies will be complemented by internal drug discovery programs. These internal drug discovery efforts will initially be focused on the Pathogen area, since GTC has extensive expertise in this field based on our existing pharmaceutical alliances. The non-exclusive business strategy of the PathoGenome[Trademark] database allows GTC to choose its own drug discovery targets. The Company's internal programs will include drug discovery target validation through gene knock-outs, protein expression and purification, development of high-throughput assays, and -- via external collaborations -- lead compound identification and lead optimization. In the second phase of the Company's drug development program, the expertise from the Pathogen drug discovery efforts will be transferred to select targets derived from its Human Genetics and Functional Genomics Program.

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

  Pathogen Programs

      Antibiotics are the standard therapy for bacterial and fungal infections. During the twelve month period ended August 1996, approximately 300 million prescriptions for antibiotics were written in the United States for such infections and approximately $7 billion was expended in the United States for oral and injectable antibiotics. The approximately 100 antibiotics in use in the United States today are primarily variations of a small number of original antibiotic compounds. In the past decade, a growing number of infections have been caused by pathogens which are becoming resistant to an increasing number of currently available antibiotics. This problem of growing resistance to antibiotics is particularly problematic in the approximately 6,500 acute care hospitals in the United States in which approximately 2.1 million patients each year develop infections. Examples of pathogens that have exhibited resistance to a number of current antibiotics include Staph., M. tuberculosis, Streptococcus pneumonia, and Enterococcus. To date, the primary response of pharmaceutical companies to the resistance problem has been to modify existing antibiotics. However, in many cases, the pathogens that are the targets of these antibiotics have further mutated, often quite rapidly, and thereby developed resistance to the modified antibiotics. The Company believes that the development of novel antibiotics and vaccines based on new pathogen targets identified using genomic information may be less prone to the rapid development of resistance than antibiotics that are only modified versions of existing drugs.

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

      The most common medication for treating peptic ulcers are anti-secretory drugs, such as H2 antagonists (e.g., Tagamet and Zantac), and proton pump inhibitors (e.g., Prilosec[Trademark]). Although anti-secretory drugs reduce ulcer symptoms by inhibiting gastric acid secretion, they do not eradicate the
H. pylori which is the primary cause of the disease. In 1994, the market for such drugs for the treatment of ulcers totaled approximately $7 billion worldwide. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of H. pylori and involves the administration of antibiotics, often in combination with bismuth or anti-secretory drugs. The most effective antibiotic treatments may be complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

      Using its sequencing technology, the Company completed the random sequencing of the genome of a clinical isolate of H. pylori in December 1994. Under its agreement with Astra, the Company is identifying the genes critical to the survival of H. pylori and proteins on the surface of the bacterium that are believed to be likely targets for therapeutic products and vaccines, respectively. See "Collaborative Agreements -- Pharmaceutical Company Collaborations."

Staphylococcus aureus. Staph. is the most common cause of skin, wound and blood infections. Staph. infections are typically treated with antibiotics. The percentage of Staph. isolates resistant to penicillin and certain other antibiotics increased from 2.4% in 1975 to 29% by 1991. Moreover, clinical isolates of Staph. exist which are resistant to all known antibiotics other than vancomycin. Vancomycin resistance has appeared in Enterococcus, a pathogen related to Staph., which has raised the possibility that untreatable strains of Staph. could appear. Using its high-throughput sequencing capabilities, the Company has randomly sequenced the genome of a clinical isolate of methicillin-resistant Staph. Under its agreement with Schering-Plough, the Company is using the sequence of Staph. aureus to identify and validate gene targets for the development of new small molecules to treat pathogens which have become resistant to current antibiotics.

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

      Using its high-throughput sequencing technology, the Company has sequenced over 800,000 bases of the genome of M. tuberculosis, which the Company estimates represents approximately 20% of the total genome of this pathogen. See "Collaborative Agreements--Government Collaborations."

HUMAN GENE DISCOVERY PROGRAMS

      GTC has initiated a variety of programs to identify human genes that are responsible for various diseases. In some of these programs, the Company is using positional cloning strategies, while in others it is employing a multi-faceted approach incorporating positional cloning and comparative gene expression. The Company's current primary human gene discovery programs are directed at asthma, cancer, osteoporosis and neuropsychiatric disorders.

Asthma. Asthma is a significant health problem that affects approximately 5% of the U.S. population. Both twin and family studies suggest a strong genetic component in the etiology of the disease. Despite a clear genetic contribution to the disease, no consistent mode of inheritance has been observed, suggesting that multiple genetic factors as well as environmental influences play a role. The Company has initiated a research program to use positional cloning strategies to identify genes involved in the etiology of asthma. Newly identified asthma genes will facilitate the development of superior diagnostics and novel therapeutic agents. This program is being conducted in collaboration with a leading academic asthma research center which provides access to appropriate family resources and clinical insight to asthma pathophysiology.

Osteoporosis. Osteoporosis is a major health problem that affects roughly 50% of post-menopausal women and nearly 25% of elderly men. In the U.S. alone, there are in excess of 1.3 million osteoporotic bone fractures per year. As defined by low bone mineral density, both twin and family studies suggest a strong genetic component to the disease. The Company has initiated a research program to identify genes involved in the etiology of osteoporosis. Given the complex nature of this disorder, and the lack of information about biochemical defects involved, the Company is using a multi-faceted approach including positional cloning and comparative gene expression strategies to identify osteoporosis genes. The Company expects the identification of genes regulating bone density and disease progression will significantly influence the development of diagnostic tests and the discovery of novel therapeutic agents.

Prostate Cancer. Cytogenetic studies suggest the presence of tumor suppressor genes on human chromosome 10 involved in prostate, endometrial and breast cancer. The Company is employing a variety of mapping and gene identification technologies to clone these cancer genes. Candidate tumor variety of mapping and gene identification technologies to clone these cancer genes. Candidate tumor suppressor genes will be analyzed functionally to dissect signal transduction pathways to facilitate identification of drug discovery targets.

Other Programs. The Company is also conducting preliminary research on schizophrenia and manic depressive illness. These neuropsychiatric disorders affect large numbers of people in the U.S. and throughout the world and are believed to have a genetic basis. The Company is currently evaluating various family resources for research on these diseases and may expand its research in this area.

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

      Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 are creditable against any future royalties payable to GTC by Astra under the agreement. The Company received approximately $8.0 million in license fees, expense allowances and research funding under the Astra agreement through August 31, 1996. For the Company's fiscal years ended August 31, 1995 and 1996, revenue recognized by the Company under its agreement with Astra accounted for approximately 31% and 21%, respectively, of the Company's total revenue. Astra is obligated to provide funding for the research program for a minimum of two and one-half years; Astra may terminate the research collaboration at any time after the second year on six months' notice.

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

Schering-Plough. In December 1995, the Company entered into a collaboration and license agreement with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of Staph. aureus to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering- Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

      Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to in the previous sentence) in research funding and milestone payments. The Company received approximately $7.9 million in up-front license fees, research funding and milestone payments through August 31, 1996. For the Company's fiscal year ended August 31, 1996, revenue recognized by the Company under its agreement with Schering-Plough accounted for approximately 37% of the Company's total revenue.

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

      Under the Company's government grants, the Company has, subject to certain rights of the government described below, exclusive ownership rights to any commercial applications of inventions first reduced to practice under the grants, including all gene discoveries and technology improvements created or discovered. The Company is strongly encouraged under certain of the government grants to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. Under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other inventions developed solely by the Company under the contracts. The government also retains certain rights, described below under the caption "Patents and Proprietary Technology", to the inventions first reduced to practice by the Company under the government grants and contracts. The Company currently has two principal government research contracts, one with the National Institute of Neurological Disorders and Stroke relating to the preparation of DNA samples for sequencing, the isolation of DNA fragments and genotyping, and one with the NIMH relating to the identification of genes responsible for manic depressive illness. See "Patent and Proprietary Technology" and "Human Gene Discovery Programs -- Other Programs."

      The Company's government grants and research contracts include both cost-plus-fixed-fee arrangements and fixed price contracts. Under cost-plus-fixed-fee arrangements, the Company receives reimbursement of its direct costs associated with the research, a portion of its indirect or overhead costs as well as fees in excess of such costs. The amount of overhead reimbursement varies with each contract. Under fixed price contracts, the Company agrees to perform a particular research plan for an agreed upon payment.

      From January 1991 through August 1996, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. These grants and research contracts are typically funded annually and are subject to the appropriation by the United States Congress of funding in each year. In addition, funding under these grants and contracts may be discontinued or reduced at any time by the United States Congress. For the Company's fiscal year ended August 31, 1996, the Company recognized revenue under its government collaborations of $6.8 million which accounted for approximately 32% of the Company's total revenue.

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

      There have been, and continue to be, intensive discussions on the scope of patent protection for both gene fragments and full-length genes. In November 1995, the PTO scheduled a hearing and requested public comment on the patenting of a complete genome of an organism as well as the patenting of human gene fragments. Although the PTO canceled the hearings and request for comments, they may be rescheduled at a future date. There can be no assurance that these or other proposals will not result in changes in, or interpretations of, the patent laws which will adversely affect the Company's patent position.

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

      The Company has filed patent applications and will continue to do so with respect to a number of full length genes and corresponding proteins and partial genes resulting from its pathogens program. The Company plans to file foreign counterparts of these U.S. applications within the appropriate time frames. These applications seek to protect these full length and partial gene sequences and corresponding proteins, as well as equivalent sequences, such as substantially homologous sequences, and products derived therefrom and uses therefor. These applications also identify possible biological functions for the genes and gene fragments based in part on a comparison to genes or gene fragments included in public databases but do not contain any laboratory or clinical data with respect to such biological functions.

      Under the Company's government grants and contracts, the government has a statutory right to practice or have practiced, and, under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees), to grant to other parties licenses under any inventions first reduced to practice under the government grants and contracts. In addition, under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other technology developed solely by the Company under the contracts. Under the Company's CRADA with the NIH, any inventions or discoveries made in whole or in part by NIH researchers are the property, either solely or jointly with the Company, of NIH, and the Company has the right to negotiate with the NIH to obtain an exclusive license to such inventions and discoveries. The Company is also strongly encouraged under certain government grants to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. If this requirement results in premature publication of the Company's discoveries and inventions, the Company's ability to obtain patent protection for such discoveries and inventions may be adversely affected.

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

      Many of the Company's competitors have greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying or sequencing genes or developing products earlier than the Company or its collaborators, obtaining authorization from the FDA for such products more rapidly than the Company or its collaborators or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases targeted by the Company. There can be no assurance that products developed by others will not render the products which the Company or its collaborators may seek to develop obsolete or uneconomical or result in diagnoses, treatments or cures superior to any products developed by the Company or its collaborators, or that any product developed by the Company or its strategic collaboration partners will be preferred to any existing or newly developed technologies.

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

HUMAN RESOURCES

      As of August 31, 1996, the Company had 176 full-time employees, of whom 155 were engaged in research and development activities, and 21 in general and administrative functions. Twenty-eight of the Company's employees hold Ph.D. degrees and 44 others hold other advanced degrees.

      None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACILITIES

      The Company's executive offices and its research and development activities are conducted at facilities located at 100 Beaver Street and 1365 Main Street, Waltham, Massachusetts. The Company has leased approximately 14,000 square feet of space at 1365 Main Street under a lease expiring December 31, 1997 with the option for a five-year renewal. The Company's executive offices and additional labs are located at 100 Beaver Street, Waltham, Massachusetts, where the Company has leased approximately 23,305 square feet of space under a lease expiring July 1999 with the option for a five-year renewal. On July 29, 1996, the Company negotiated an amendment to its current lease of 100 Beaver Street, giving it access to the entire building (approximately 80,000 sq. ft.) in two phases. The new lease expires on November 15, 2006, subject to the right of the Company to extend the lease for two consecutive five-year periods.

      During fiscal 1996, the Company incurred aggregate rental costs, excluding maintenance, taxes and utilities, for all facilities of approximately $472,000. The aggregate minimum rental cost to be paid in Fiscal 1997 is expected to be approximately $1,400,000.

Item 3.    LEGAL PROCEEDINGS
           -----------------

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------

           None.


                                     PART II
                                     -------


Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           --------------------------------------------------------------------
           MATTERS
           -------

      The Company's common stock is traded on the NASDAQ National Market System
(ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter of the Company during 1996 and 1995 as furnished by the National Association of Securities Dealers Quotation System.

                                    1996                       1995
                              High         Low         High           Low
                              ----         ---         ----           ---
First Quarter                 8 1/2       6 5/8       2 11/16        1 13/16
Second Quarter                15          7           2 7/8          1 1/2
Third Quarter                 15          8 1/2       6 1/4          2 1/2
Fourth Quarter                12 1/8      6 1/8       8 5/8          5 1/8


      As of November 25, 1996, there were approximately 1,382 shareholders of record of the Company's Common Stock.

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


For the Year Ended August 31,                      1992           1993        1994            1995         1996
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Collaborative research, license fees,
    product, service and royalties             $   952,991   $ 1,254,577   $   399,987    $ 3,961,161   $12,675,836
  Government research                            4,170,635     5,021,975     6,077,346      7,014,280     6,795,393
  Interest income                                  384,710       173,788       141,584        231,662     1,785,164
  Total                                        $ 5,508,336   $ 6,450,340   $ 6,618,917    $11,207,103   $21,256,393

Net income (loss)                              $(2,078,711)  $(3,481,857)  $(1,078,718)   $   585,204   $ 1,920,710
Net income (loss) per common share             $     (0.19)  $     (0.33)  $     (0.10)   $      0.05   $      0.11
Weighted average common and common
equivalent shares                               10,662,551    10,668,628    11,097,224     12,961,734    18,129,794

Cash, cash equivalents, restricted cash
and long and short-term marketable securities  $ 7,144,140   $ 3,915,306   $ 4,311,854    $ 9,011,247   $53,768,562
Working capital                                  5,768,331     3,264,454     3,244,260      5,498,782    25,904,641
Total assets                                     9,354,613     5,288,691     5,910,682     11,528,674    63,279,017
Shareholders' equity                           $ 7,081,311   $ 3,676,333   $ 4,224,555    $ 7,238,503   $54,312,758


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS OVERVIEW
           ------------------------------

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

      For fiscal 1994, 1995, and 1996, the Company expended $5,522,000, $7,892,000 and $14,074,000, respectively, on research and development, of which $5,144,000, $6,414,000 and $6,150,000, respectively, was sponsored by the United States government. As of August 31, 1996, the Company had outstanding approximately $8,129,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for these services to be performed over approximately the next 5 to 36 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. As of August 31, 1996, the funded portion of these grants and contracts was $5,841,000. For fiscal 1994, 1995 and 1996, revenue recognized pursuant to United States government grants and research accounted for approximately 92%, 63% and 32%, respectively, of the Company's total revenues. The decrease in government research revenue, as a percentage of total revenues, over the last two years reflects a substantial increase in revenue derived from the Company's collaborative partnerships. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.

      The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $33,254,000 at August 31, 1996. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS
---------------------

REVENUE
-------

      Total revenues increased 90% from $11,207,000 in fiscal 1995 to $21,256,000 in fiscal 1996 and increased 69% from $6,619,000 in fiscal 1994 to $11,207,000 in fiscal 1995. Collaborative research, license fees, product and royalties increased 220% from $3,961,000 in fiscal 1995 to $12,676,000 in fiscal 1996 primarily due to milestone payments, license fee and sponsored research revenue of $4,539,000 and $7,868,000 received under the Company's collaboration agreements with Astra and Schering-Plough, respectively. Collaborative research, license fees, product and royalties increased from $400,000 in fiscal 1994 to $3,961,000 in fiscal 1995 primarily due to a $3,500,000 payment received from Astra in August 1995.

      Government research revenue decreased slightly by 3% from $7,014,000 in fiscal 1995 to $6,795,000 in fiscal 1996 and increased 15% from $6,077,000 in fiscal 1994 to $7,014,000 in fiscal 1995. The decrease in government research revenue in fiscal 1996 was primarily attributable to a decrease in research effort on existing government grants and contracts. The increase in government research revenue in fiscal 1995 was primarily attributable to the commencement of work performed under the Company's 3-year, $10 million Genome Sequencing Center grant from the NIH and existing government grants and contracts. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies as well as an allocation for reimbursement of a portion of overhead.

      The Company had royalty revenue of $148,000, $91,000 and $127,000 in fiscal 1994, 1995 and 1996, respectively, from the Company's rennin patent. In October 1996, the Company assigned its rights to the rennin patent to Pfizer, Inc. for $671,000 and no further royalty payments will be received.

      Interest income increased 669% from $232,000 in fiscal 1995 to $1,785,000 in fiscal 1996 and increased 63% from $142,000 in fiscal 1994 to $232,000 in fiscal 1995 reflecting the increase in funds available for investment as a result of proceeds received from the sale of Common Stock through a public offering in February 1996, sale of Common Stock in a private placement in March 1995, as well as payments received under the Astra and Schering-Plough collaborations.

COST AND EXPENSES
-----------------

      Total cost and expenses, excluding noncash charges for stock option grants, increased 61% from $10,596,000 in fiscal 1995 to $17,015,000 in fiscal 1996 and increased 38% from $7,671,000 in fiscal 1994 to $10,596,000 in fiscal 1995. Research and development expense, which includes company-sponsored research and development, research funded pursuant to arrangements with the Company's corporate collaborators and cost of product revenue, increased 436% from $1,478,000 in fiscal 1995 to $7,924,000 in fiscal 1996 and increased 291% from $378,000 in fiscal 1994 to $1,478,000 in fiscal 1995. The increase in research and development expense in both fiscal 1995 and fiscal 1996 was primarily related to the Company's expansion of its pathogen and gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures, particularly with respect to its human gene discovery programs.

      The cost of government research decreased 4% from $6,414,000 in fiscal 1995 to $6,150,000 in fiscal 1996 and increased 25% from $5,144,000 in fiscal 1994 to $6,414,000 in fiscal 1995. The fluctuation in cost of government research in both fiscal 1996 and fiscal 1995 was due primarily to the fluctuation in government research revenue. Cost of government research, as a percentage of government research revenue, was 91%, 91% and 85% in fiscal 1996, 1995 and 1994, respectively.

      Selling, general and administrative expenses increased 9% from $2,704,000 in fiscal 1995 to $2,941,000 in fiscal 1996 and increased 26% from $2,150,000 in fiscal 1994 to $2,704,000 in fiscal 1995. The increase in selling, general and administrative expenses in fiscal 1996 was primarily due to increases in payroll and related expenses, consulting and interest expense. The increase in selling, general and administrative expenses in fiscal 1995 was primarily due to approximately $495,000 of severance and relocation expenses as well as increases in payroll and related expenses and facilities expenses.

      In fiscal 1996, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of Common Stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the Common Stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the Common Stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $2,320,000 of the $2,565,000, as compensation expense in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Since September 1, 1992, the Company's primary sources of cash have been revenue from government grants and contract, revenue from collaborative research agreements, borrowing under capital leases and proceeds from sale of equity securities. In fiscal 1994, the Company received net proceeds of approximately $1,601,000 from the sale of Common Stock and the exercise of certain stock options. In fiscal 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of Common Stock and warrants and the exercise of stock options. In August 1995, the Company entered into a collaborative agreement with Astra under which it received $3,500,000. In fiscal 1996, the Company received $4,421,000 in collaborative payments from Astra consisting of a $1,500,000 milestone payment and $2,921,000 in sponsored research. In December 1995, the Company entered into a collaborative agreement with Schering-Plough under which it received a $3,000,000 up-front license fee, $2,750,000 in milestone payments and $1,500,000 in sponsored research payments through August 31, 1996.

      In February 1996, the Company closed a public offering of 3,000,000 shares of its Common Stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs.

In March 1996, the Company sold an additional 450,000 shares of its Common Stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs. Additionally, the Company received proceeds of $1,311,000 from the issuance of 534,831 shares of Common Stock resulting from the exercise of stock options and warrants during fiscal 1996.

      As of August 31, 1996, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $53,769,000. The Company has various arrangements under which it can finance up to $9,000,000 of certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At August 31, 1996, the Company had approximately $2,267,000 available under these arrangements and had an outstanding balance of approximately $5,335,000 which is repayable over the three year period ending August 1999.

      The Company's operating activities provided cash of approximately $2,976,000 and $2,693,000 in fiscal 1996 and 1995, respectively, and used cash of approximately $639,000 in fiscal 1994. Net cash provided in fiscal 1996 and 1995 was comprised primarily of deferred contract revenue, accounts payable, accrued expenses and operating income. Cash was utilized in fiscal 1994 primarily to fund the Company's operating loss.

      The Company's investing activities used cash of approximately $40,258,000 and $1,550,000 in fiscal 1996 and 1994, respectively. The Company's investing activities provided cash of approximately $5,600 in fiscal 1995. The Company used cash primarily for purchases of marketable securities and to a lesser extent the purchase of equipment and leasehold improvements. In addition, the Company acquired $1,340,000 and $4,724,000 of property and equipment in fiscal 1995 and 1996, respectively, under capital lease arrangements.

      Financing activities provided cash of approximately $42,075,000, $2,074,000 and $1,410,000 in fiscal 1996, 1995, and 1994, respectively, primarily from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations.

      Capital expenditures totaled $4,888,000 during fiscal 1996. The Company currently estimates that it will acquire $5,800,000 of capital equipment, consisting primarily of computer systems, laboratory equipment and office equipment in fiscal 1997. The Company plans to utilize capital lease arrangements to finance the acquisition of this equipment.

      At August 31, 1996, the Company had net operating loss and tax credit carryforwards of approximately $33,968,000 and $1,128,000 respectfully. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period excess of 50%. The Company does not believe it has experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

      The Company believes that its existing capital resources are adequate to meet its cash requirements for the foreseeable future. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.

      The Company may seek additional funding through public or private financing and expects additional funding through collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

      Statements in this Form 10K that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward looking statement due to risks and uncertainties that exist in the Company's operations and business environment.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

      Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14 (a) below.

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ----------------------------------------------------

      None.


                                    PART III
                                    --------

      Pursuant to General Instruction G (3) to Form 10-K, the information required for Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's proxy statement for the Special Meeting of Shareholders in Lieu of an Annual Meeting to be held on February 7, 1997.


                                     PART IV
                                     -------

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

            (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

                            GENOME THERAPEUTICS CORP.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 1995 AND 1996              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED AUGUST 31, 1994, 1995 AND 1996                              F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996                          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED AUGUST 31, 1994, 1995 AND 1996                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genome Therapeutics Corp.:

We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiaries (a Massachusetts corporation) as of August 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.







Boston, Massachusetts
October 18, 1996

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                         AUGUST 31,
                                                                   1995             1996

CURRENT ASSETS:
  Cash and cash equivalents                                    $  5,886,184      $ 10,679,287
  Marketable securities                                           2,340,592        17,429,488
  Accounts receivable                                               280,904         1,338,418
  Interest receivable                                                79,889         1,296,657
  Unbilled costs and fees                                           259,005           345,773
  Prepaid expenses and other current assets                          50,140           552,903
                                                               ------------      ------------

      Total current assets                                        8,896,714        31,642,526
                                                               ------------      ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
  Laboratory and scientific equipment                             2,049,432         6,403,221
  Equipment and furniture                                           319,501           581,533
  Leasehold Improvements                                          1,597,069         1,939,545
  Construction-in-progress                                          206,103            77,027
                                                               ------------      ------------
                                                                  4,172,105         9,001,326
  Less--Accumulated depreciation                                  2,451,632         3,266,068
                                                               ------------      ------------
                                                                  1,720,473         5,735,258

RESTRICTED CASH                                                     784,471           195,500

LONG-TERM MARKETABLE SECURITIES                                          --        25,464,287

OTHER ASSETS                                                        127,016           241,446
                                                               ------------      ------------

                                                               $ 11,528,674      $ 63,279,017
                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                             $    409,282      $    864,279
  Accrued expenses                                                1,736,569         1,731,220
  Deferred contract revenue                                         774,048         1,035,504
  Current maturities of capital lease obligations                   478,033         2,106,882
                                                               ------------      ------------

      Total current liabilities                                   3,397,932         5,737,885
                                                               ------------      ------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES                892,239         3,228,374
                                                               ------------      ------------

COMMITMENTS  AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value-
   Authorized--34,375,000 shares
   Issued and outstanding--13,476,135 and 17,460,966
     shares at August 31, 1995 and 1996, respectively             1,347,613         1,746,097
  Series B restricted stock, $.10 par value-
   Authorized--625,000 shares
   Issued and outstanding--none                                          --                --
  Additional paid-in capital                                     41,066,932        86,067,176
  Accumulated deficit                                           (35,174,225)      (33,253,515)
  Deferred compensation                                              (1,817)         (247,000)
                                                               ------------      ------------

      Total shareholders' equity                                  7,238,503        54,312,758
                                                               ------------      ------------

                                                               $ 11,528,674      $ 63,279,017
                                                               ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  ----------- YEARS ENDED AUGUST 31,----------
                                                      1994            1995            1996

REVENUES:
  Collaborative research, license fees,
   product and royalties                          $   399,987      $ 3,961,161     $12,675,836
  Government research                               6,077,346        7,014,280       6,795,393
  Interest income                                     141,584          231,662       1,785,164
                                                  -----------      -----------     -----------

      Total revenues                                6,618,917       11,207,103      21,256,393
                                                  -----------      -----------     -----------
COSTS AND EXPENSES:
  Cost of government research                       5,144,071        6,414,148       6,150,234
  Research and development                            377,654        1,478,247       7,924,113
  Selling, general and administrative               2,149,566        2,703,546       2,941,119
  Noncash charge for stock option grants               26,344           25,958       2,320,217
                                                  -----------      -----------     -----------

      Total costs and expenses                      7,697,635       10,621,899      19,335,683
                                                  -----------      -----------     -----------

      Net income (loss)                           $(1,078,718)     $   585,204     $ 1,920,710
                                                  ===========      ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Primary                                         $     (0.10)     $      0.05     $      0.11
                                                  ===========      ===========     ===========
  Fully diluted                                   $        --      $      0.04     $        --
                                                  ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
  Primary                                          11,097,224       12,961,734      18,129,794
                                                  ===========      ===========     ===========
  Fully diluted                                            --       13,036,741              --
                                                  ===========      ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               ADDITIONAL                                         TOTAL
                                         COMMON STOCK           PAID-IN      ACCUMULATED       DEFERRED       SHAREHOLDERS'
                                    SHARES        AMOUNT        CAPITAL        DEFICIT       COMPENSATION        EQUITY

BALANCE, AUGUST 31, 1993          10,693,166    $1,069,316    $37,341,847    $(34,680,711)    $   (54,119)     $ 3,676,333
  Exercise of stock options           84,276         8,428        138,779              --              --          147,207
  Amortization of
   deferred compensation                  --            --             --              --          26,344           26,344
  Sale of common stock
   and warrants                    1,001,504       100,150      1,353,239              --              --        1,453,389
  Net loss                                --            --             --      (1,078,718)             --       (1,078,718)
                                  ----------    ----------    -----------    ------------     -----------      -----------

BALANCE, AUGUST 31, 1994          11,778,946     1,177,894     38,833,865     (35,759,429)        (27,775)       4,224,555
  Exercise of stock options          244,166        24,417        394,982              --              --          419,399
  Amortization of
   deferred compensation                  --            --             --              --          25,958           25,958
  Sale of common stock
   and warrants                    1,453,023       145,302      1,838,085              --              --        1,983,387
  Net income                              --            --             --         585,204              --          585,204
                                  ----------    ----------    -----------    ------------     -----------      -----------

BALANCE, AUGUST 31, 1995          13,476,135     1,347,613     41,066,932     (35,174,225)         (1,817)       7,238,503
  Exercise of stock options,
   including tax effects             496,756        49,676      1,151,079              --              --        1,200,755

  Exercise of warrants                38,075         3,808        106,643              --              --          110,451
  Deferred compensation
   from grant of stock options            --            --      2,565,400              --      (2,565,400)              --

  Amortization of
   deferred compensation                  --            --             --              --       2,320,217        2,320,217
  Sale of common stock             3,450,000       345,000     41,177,122              --              --       41,522,122
  Net income                              --            --             --       1,920,710              --        1,920,710
                                  ----------    ----------    -----------    ------------     -----------      -----------

BALANCE, AUGUST 31, 1996          17,460,966    $1,746,097    $86,067,176    $(33,253,515)    $  (247,000)     $54,312,758
                                  ==========    ==========    ===========    ============     ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   ------ YEARS ENDED AUGUST 31, ------
                                                                   1994            1995            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $(1,078,718)    $   585,204     $  1,920,710
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
   Depreciation and amortization                                   205,889         350,230          887,907
   Deferred compensation                                            26,344          25,958        2,320,217
   Changes in assets and liabilities-
     Accounts receivable                                           227,822          77,544       (1,057,514)
     Interest receivable                                            (4,589)        (47,186)      (1,216,768)
     Unbilled costs and fees                                       (86,281)        (29,960)         (86,768)
     Prepaid expenses and other current assets                      70,727         (27,754)        (502,763)
     Accounts payable                                              176,178         124,568          454,997
     Accrued expenses                                             (128,912)        897,974           (5,349)
     Deferred contract revenue                                     (47,289)        736,057          261,456
                                                               -----------     -----------     ------------

         Total adjustments                                         439,889       2,107,431        1,055,415
                                                               -----------     -----------     ------------
         Net cash provided by (used in)
         operating activities                                     (638,829)      2,692,635        2,976,125
                                                               -----------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                            (4,985,970)     (5,332,248)     (49,553,183)
  Proceeds from the sale of marketable securities                4,000,000       6,000,000        9,000,000
  Purchases of equipment and leasehold improvements               (191,907)        (97,016)        (164,211)
  (Increase) decrease in restricted cash                           (94,674)       (689,797)         588,971
  (Increase) decrease in other assets                             (277,398)        124,687         (129,233)
                                                               -----------     -----------     ------------

         Net cash provided by (used in) investing activities    (1,549,949)          5,626      (40,257,656)
                                                               -----------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options,
   including tax benefits                                          147,207         419,399        1,200,755
  Proceeds from the exercise of warrants                                --              --          110,451
  Proceeds from sale of common stock and warrants                1,453,389       1,983,387       41,522,122
  Payments on capital lease obligations                           (190,588)       (329,025)        (758,694)
                                                               -----------     -----------     ------------

         Net cash provided by financing activities               1,410,008       2,073,761       42,074,634
                                                               -----------     -----------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (778,770)      4,772,022        4,793,103

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,892,932       1,114,162        5,886,184
                                                               -----------     -----------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 1,114,162     $ 5,886,184     $ 10,679,287
                                                               ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                $    19,482     $    85,759     $    214,264
                                                               ===========     ===========     ============
  Taxes paid during the year                                   $    13,049     $     6,824     $     43,240
                                                               ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING
AND INVESTING ACTIVITIES:
  Deferred compensation from grant of stock options            $        --     $        --     $  2,565,400
                                                               ===========     ===========     ============
  Property and equipment acquired under capital leases         $   264,379     $ 1,340,611     $  4,723,678
                                                               ===========     ===========     ============



The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Genome Therapeutics Corp. and subsidiaries (the Company) is engaged in the field of genomics--the discovery and characterization of genes. The Company's primary activity is genomic research and development.

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

      (a) Revenue Recognition

         Research and contract revenues are derived from government grants and contract arrangements as well as under collaborative agreements with pharmaceutical companies. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred contract revenue represents amounts received prior to revenue recognition. Royalty revenue is recorded as earned.

     (b) Equipment and Leasehold Improvements

         Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to ten years. The majority of the Company's equipment and leaseholds are financed through capital leases.

     (c) Net Income (Loss) per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d) Concentration of Credit Risk

         Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no instruments with significant off-balance-sheet risk or concentration of credit risk. The Company maintains its cash and cash equivalents and marketable securities balances with several institutions.

         The Company had revenues from the following significant customers:

                                   NUMBER OF
                                  SIGNIFICANT     PERCENTAGE OF
                                   CUSTOMERS     TOTAL REVENUES
                                                  A     B     C
          Year Ended August 31,
            1994                       1         92%    -%    -%
            1995                       2         63    31     -
            1996                       3         32    21    37


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

     (f) Financial Instruments

         The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates carrying value.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g) New Accounting Standard

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
         123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value-based method beginning in the year ending August 31, 1997, with comparable disclosures for the year ended August 31, 1996. The Company has not determined the impact of these pro forma adjustments.

     (h) Reclassifications

         The Company has reclassified certain prior year information to conform with the current year's presentation.

(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At August 31, 1996, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value, at August 31, 1995 and 1996. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

     The aggregate fair value and costs of investments at August 31, 1995 and 1996 were as follows:
                                                          1995                      1996
                                                AMORTIZED      MARKET      AMORTIZED      MARKET
                  MATURITY                        COST          VALUE         COST         VALUE

     Less than one year-
       Corporate and other debt securities     $ 2,340,592   $ 2,340,592   $17,429,488  $17,413,011
                                               ===========   --=========   ===========  ===========
     Greater than one year-
       U.S. Government and agency securities   $        --   $        --   $ 2,998,931  $ 2,988,420
       Corporate and other debt securities
        (average maturity of 1.7 years)                 --            --    22,465,356   22,296,279
                                               -----------   -----------   -----------  -----------

                                               $        --   $        --   $25,464,287  $25,284,699
                                               ===========   ===========   ===========  ===========


     The Company has $784,471 and $195,500 in restricted cash at August 31, 1995 and 1996, respectively, in connection with certain capital lease obligations (see Note 6).

(3)  INCOME TAXES

     The Company applies SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

     At August 31, 1996, the Company had net operating loss and tax credit carryforwards of approximately $33,968,000 and $1,128,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. In the years ended August 31, 1995 and 1996, respectively, the Company utilized approximately $1,100,000 and $4,398,000 of net operating loss carryforwards to offset taxable income.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(3)  INCOME TAXES (Continued)

     The net operating loss carryforwards and tax credits expire approximately as follows:
                       NET OPERATING    RESEARCH      INVESTMENT
                            LOSS       TAX CREDIT     TAX CREDIT
     EXPIRATION DATE   CARRYFORWARDS  CARRYFORWARDS  CARRYFORWARDS

     1997              $        --      $ 80,000      $103,000
     1998                5,069,000       208,000        90,000
     1999                5,039,000       273,000       143,000
     2000                3,829,000        84,000        75,000
     2001                4,812,000        24,000         3,000
     2002-2011          15,219,000         8,000        37,000
                       -----------      --------      --------

                       $33,968,000      $677,000      $451,000
                       ===========      ========      ========


     The components of the deferred tax assets recognized in the Company's balance sheet at the respective dates are as follows:

                                                 AUGUST 31,
                                             1995          1996

     Net operating loss carryforwards    $12,428,000  $11,997,000
     Research and development credits        669,000      677,000
     Investment tax credits                  451,000      451,000
     Other, net                            1,143,000    1,173,000
                                         -----------  -----------
                                          14,691,000   14,298,000
     Valuation allowance                 (14,691,000) (14,298,000)
                                         -----------  -----------
                                         $        --  $        --
                                         ===========  ===========


     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(4)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               AUGUST 31,
                                             1995        1996

     Payroll and related expenses        $  630,290  $  893,303
     Severance                              326,723      93,000
     Employee relocation                    230,468     137,622
     License and other fees                 283,971     335,434
     All other                              265,117     271,861
                                         ----------  ----------

                                         $1,736,569  $1,731,220
                                         ==========  ==========

(5)  COMMITMENTS

     (a) Lease Commitments

         At August 31, 1996, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006.
         Subsequent to year-end, the Company expanded its operating facilities.
         Minimum lease payments and facilities charges under the leases, including the expanded facilities at August 31, 1996, are as follows:

          Year Ending August 31,
            1997                       $ 1,483,524
            1998                         1,705,731
            1999                         1,591,992
            2000                         1,591,992
            2001                         1,591,992
            Thereafter                   8,576,182
                                       -----------

                                       $16,541,413
                                       ===========


         Rental expense was approximately $208,000, $411,000 and $472,000 in the years ended August 31, 1994, 1995 and 1996, respectively. Rental expense for the year ended August 31, 1994 was offset by approximately $100,000 of sublease rental income.

     (b) Employment Agreements

         The Company has employment agreements with certain executive officers which provide for bonuses, as defined, and severance benefits upon termination of employment, as defined.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(6)  CAPITAL LEASE OBLIGATIONS

     The Company has various capital lease line arrangements under which it can finance up to $9,000,000 of certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rate ranges from 7.97% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has approximately $2,267,000 available under these various capital lease agreements at August 31, 1996. Subsequent to August 31, 1996, the Company entered into approximately $1,403,000 of additional capital lease obligations under its capital lease line arrangements.

     Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

     Capital lease obligations at August 31, 1996 are as follows:

     Year Ending August 31,
       1997                                               $2,492,253
       1998                                                2,112,900
       1999                                                1,371,173
                                                          ----------

           Total minimum lease payments                    5,976,326

       Less--Amount representing interest                    641,070
                                                          ----------

       Present value of total minimum lease payments       5,335,256


       Less--Current portion                               2,106,882
                                                          ----------

                                                          $3,228,374
                                                          ==========


                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



(7)  SHAREHOLDERS' EQUITY

     (a) Public Offering

         In February 1996, the Company closed a public offering of 3,000,000 shares of its common stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs. In March 1996, the Company sold an additional 450,000 shares of its common stock in the underwriter's overallotment, resulting in proceeds of approximately $5,515,000, net of issuance costs.

     (b) Private Placement

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

     (c) Stock Options

         The Company has granted stock options to key employees and consultants under its 1988, 1991, and 1993 Stock Option Plans. In February 1996, the Company's stockholders approved the 1995 Stock Option Plan (the 1995 Plan) covering 750,000 options. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. Under separate agreements not covered by any plan, the Company has granted certain key employees and certain directors of the Company, options to purchase common stock.

         On November 16, 1995, the Board of Directors of the Company granted, and the shareholders approved on February 16, 1996, nonqualified stock options outside the 1995 Plan for the purchase of an aggregate of 80,000 shares of common stock to four members of the Board of Directors. The options were granted with an exercise price of $7.25 per share, the fair market value on the date of grant by the Board of Directors, and vest at the end of five years or earlier as follows:
         (i) 50% will become fully vested if the average closing price of the stock for a period of 10 out of 20 consecutive trading days is $9.425 or higher; and (ii) an additional 50% will become fully vested if the average closing price for the stock for a period of 10 out of 20 consecutive trading days is $11.60 or higher.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



(7)  SHAREHOLDERS' EQUITY (Continued)

     (c) Stock Options (Continued)

         On December 21, 1995, the Board of Directors of the Company granted, and the shareholders approved on February 16, 1996, nonqualified stock options outside the 1995 Plan for the purchase of 300,000 shares of common stock to the Company's Chief Executive Officer. The options were granted with an exercise price of $8.87 per share, the fair market value on the date of grant by the Board of Directors, and vest at the end of five years or earlier as follows: (i) 75,000 vest if the average closing price of the common stock for a period of 10 out of 20 consecutive trading days is $10.25 or higher; (ii) 100,000 vest if the average closing price of common stock for a period of 10 out of 20 consecutive trading days is $12.25 or higher; and (iii) 125,000 vest if the average closing price of the common stock for a period of 10 out of 20 consecutive trading days is $14.25 or higher.

         On January 2, 1996, the Board of Directors of the Company granted, and the shareholders approved on February 16, 1996, stock options for the purchase of 60,000 shares of common stock to an employee. The options were granted with an exercise price of $9.56 per share, the fair market value on the date of grant, and vest over a four-year period.

         On July 11, 1996, the Board of Directors of the Company granted nonqualified stock options outside the 1995 Plan for the purchase of an aggregate of 600,000 shares of common stock to the Company's Chief Scientific Officer. The options were granted with an exercise price of $7.44 per share, the fair market value on the date of grant, and vest as follows: (a) an option covering 300,000 shares shall vest in four equal annual installments with the first installment vesting on July 11, 1997; (b) an option covering 300,000 shares shall vest on July 11, 2001 or earlier as follows: (i) 33-1/3% will become fully vested if the average closing price of the common stock for a period of 10 out of 20 consecutive trading days is $14.25 or higher; (ii) 33-1/3% will become fully vested if the average closing price of the common stock for a period of 10 out of 20 consecutive trading days is $18.25 or higher; and (iii) 33-1/3% will become fully vested if the average closing price of the common stock for a period of 10 out of 20 trading days is $20.25 or higher.

         The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price multiplied by the number of options granted. In 1996, the Company recorded $2,565,400 of deferred compensation for certain options described above based upon a grant date represented by shareholder approval. Deferred compensation will be recognized as an expense over the estimated vesting period of the underlying options. Compensation expense included in the statements of operations was approximately $26,000, $26,000 and $2,320,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(7)  SHAREHOLDERS' EQUITY (Continued)

     (c) Stock Options (Continued)

         There were 564,242 common shares available for future grants at August
         31, 1996 under the 1995 Plan. The following is a summary of all stock option activity:
                                           -------YEARS ENDED AUGUST 31,-------
                                              1994         1995          1996
          Options shares-
            Granted                          970,100      355,275     1,361,775
            Exercised                        (84,276)    (244,166)     (496,756)
            Canceled                        (108,288)     (70,624)      (56,992)
                                          ----------   ----------   -----------

            Outstanding                    3,499,702    3,540,187     4,348,214
                                          ==========   ==========   ===========
          Price range of outstanding
          options, end of period          $.20-$8.00   $.20-$8.00   $.20-$14.50
                                          ==========   ==========   ===========
          Price range of exercised
          options during the period       $.88-$2.94   $.81-$4.00   $ .20-$8.00
                                          ==========   ==========   ===========



     (d) Warrants

         In connection with the sales of common stock in March and May, 1994, the Company issued three-year warrants for the purchase of 30,075 shares of common stock at $3.09 per share and 8,000 shares of common stock at $2.19 per share, respectively. These warrants were exercised during the year ended August 31, 1996. In connection with the Company's public offering described in Note 7(a), the Company issued two-year warrants to its underwriters for the purchase of 224,250 shares of common stock at $15.60 per share.

(8)  INCENTIVE SAVINGS PLAN 401(k)

     The Company maintains an incentive savings plan (the Plan) for the benefit of all employees, as defined. Matching contributions are made to the Plan by the Company at a rate of 50% for the first 2% of salary and 25% for the next 4% of salary, limited to the first $50,000 of annual salary. The Company contributed $43,233, $43,533 and $58,354 to the Plan for the years ended August 31, 1994, 1995 and 1996, respectively.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(9)  COLLABORATION AGREEMENTS

     (a) Astra AB

         In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB (Astra) to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties.

         Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years; Astra may terminate the research collaboration at any time after the second year on six months' notice.

         The Company will also be entitled to receive royalties on Astra's sale of products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which were enabled in a significant manner by the genomic database licensed to Astra by the Company. The Company has the right, under certain circumstances, to convert Astra's license to a nonexclusive license in the event Astra is not actively pursuing commercialization of the technology.

         The Company has recognized $3,500,000 and $4,539,496 under the agreement in the years ended August 31, 1995 and 1996, respectively. The revenue in the year ended August 31, 1995 consisted of a nonrefundable license fee and capital allowance. The revenue in the year ended August 31, 1996 consisted of a $1.5 million milestone payment and $3,039,496 of collaborative research revenues. The Company recorded $768,750 and $650,504 of deferred collaborative research revenues under this agreement at August 31, 1995 and 1996, respectively.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(9)  COLLABORATION AGREEMENTS (Continued)

     (b) Schering-Plough

         In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of a specified pathogen. The Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

         Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of $10.3 million in additional research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional $40.5 million (inclusive of the $10.3 million referred to above) in research funding and milestone payments.

         The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(9)  COLLABORATION AGREEMENTS (Continued)

     (b) Schering-Plough (Continued)

         The Company has recognized $7,867,579 in revenue in the year ended August 31, 1996 under this collaborative arrangement, which consisted of a $3.0 million license fee, $1.1 million in collaborative research revenues and a $3.75 million in milestone payments. The Company recorded $382,421 as deferred collaborative research revenues at August 31, 1996.

(10) HARVARD LICENSE AGREEMENT

     On November 12, 1993, the Company entered into an agreement with Harvard College for an exclusive worldwide license for commercial applications of their patented multiplex sequencing technology. Under this agreement, the Company has paid a nonrefundable license fee of $100,000, of which $50,000 can be credited against future royalties. In addition, the Company must pay minimum royalties ranging from $5,000 in 1995 to $35,000 in 1998. The Company may terminate this agreement upon 90 days' notice. The Company recorded a $10,000, $115,000 and $135,000 expense under this agreement in the years ended August 31, 1994, 1995 and 1996, respectively, primarily relating to the Astra and Schering-Plough collaborative agreements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 1996.

                                          GENOME THERAPEUTICS CORP.



                                          /s/ Robert J. Hennessey
                                          ---------------------------------
                                          Robert J. Hennessey
                                          Chief Executive Officer



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 27, 1996.

Signature                           Title
---------                           -----

/s/ Robert J. Hennessey             Chairman, President,
-----------------------------       Chief Executive Officer
Robert J. Hennessey


/s/ Orrie M. Friedman               Director
-----------------------------
Orrie M. Friedman


/s/ Philip Leder                    Director
-----------------------------
Philip Leder


/s/ Lawrence Levy                   Director
-----------------------------
Lawrence Levy


/s/ Donald J. McCarren              Director
-----------------------------
Donald J. McCarren


/s/ Steven M. Rauscher              Director
-----------------------------
Steven M. Rauscher


/s/ Fenel M. Eloi                   Vice President, Treasurer
-----------------------------       Chief Financial Officer
Fenel M. Eloi                       (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

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

10.35            Cooperative agreement from the United States Department of
                 Energy for Microbial Genome Sequencing dated December 21,
                 1994, as amended. (17)

10.36 Credit Agreement between the Company and Silicon Valley Bank dated June 1, 1995, as amended. (17)

10.37 Lease amendment dated November 15, 1996 to certain property in Watham, MA (21)

11.1             Calculation of Shares Used in Determining Net Income (Loss)
                 Per Share (21)

23.              Consent of Arthur Andersen LLP Independent Public Accounts (21)

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