Form 10-K/A
period 1996-10-31
GENOME THERAPEUTICS CORP
filed 1996-12-04
CIK 356830

                                                                           2925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

(17) Filed as an Exhibit to the Company's Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.

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

(21)     Filed herewith.