Form 10-Q
period 1996-11-30
GENOME THERAPEUTICS CORP
filed 1997-01-14
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: November 30, 1996
                                         -----------------

                           Commission File No: 0-10824
                                               -------

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                     04-2297484
------------------------------                ----------------------------------
 (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER IDENTIFICATION OF
INCORPORATION OR ORGANIZATION)                                NO.)

100 BEAVER STREET; WALTHAM, MASSACHUSETTS                    02154
-----------------------------------------                  ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (617) 398-2300
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                       17,546,489
       --------------                             ----------------------------
       $.10 PAR VALUE                             Outstanding January 10, 1997
       --------------

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                      Page
                                                                      ----
Part I
Financial Information (Unaudited) :

     Consolidated Condensed Balance Sheets as of
         August 31, 1996 and November 30, 1996                         3

     Consolidated Condensed Statements of Operations
         for the 13 week period ended November 30, 1996
         and November 25, 1995                                         4

     Consolidated Statements of Cash Flows for the
         13 week period ended November 30, 1996
         and November 25, 1995                                         5

     Notes to Consolidated Condensed Financial
         Statements for the 13 week period ended
         November 30, 1996 and November 25, 1995                       6-9

     Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                         10-14

Part II
Other Information:

         Other Information                                            15

         Signature                                                    16

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------------------
                                                             August 31,         November 30,
                                                                   1996                 1996
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                 $10,679,287         $10,449,632
   Marketable securities                                      17,429,488          22,445,778
   Interest receivable                                         1,296,657           1,229,010
   Accounts receivable                                         1,338,418             262,727
   Unbilled costs and fees                                       345,773             509,587
   Prepaid expenses and other current assets                     552,903             434,831
                                                             -----------         -----------

        Total current assets                                  31,642,526          35,331,565

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                         6,403,221           8,139,174
   Leasehold improvements                                      1,939,545           1,940,547
   Office equipment and furniture                                581,533             734,261
   Construction-in-progress                                       77,027              82,062
                                                             -----------         -----------
                                                               9,001,326          10,896,044
   Less accumulated depreciation
       and amortization                                        3,266,068           3,624,231
                                                             -----------         -----------
                                                               5,735,258           7,271,813

Restricted cash                                                  195,500             195,500
Long-term marketable securities                               25,464,287          19,718,395

Other assets                                                     241,446             227,510
                                                             -----------         -----------
        Total assets                                         $63,279,017         $62,744,783
                                                             ===========         ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                          $   864,279         $   448,525
   Accrued expenses                                            1,731,220           2,036,370
   Deferred contract revenue                                   1,035,504             941,552
   Current maturities of capital lease obligations             2,106,882           2,611,728
                                                             -----------         -----------
        Total current liabilities                              5,737,885           6,038,175
                                                             -----------         -----------

Capital lease obligations, net of current maturities           3,228,374           4,006,750

Shareholders' equity                                          54,312,758          52,699,858
                                                             -----------         -----------

        Total liabilities and shareholders' equity           $63,279,017         $62,744,783
                                                             ===========         ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------
                                                                              Thirteen Weeks Ended
                                                                         November 25,       November 30,
                                                                                 1995               1996
                                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------

REVENUES:
  Collaborative research, license fees and royalties                       $  729,101        $ 2,041,037
  Government research                                                       1,365,893          1,974,410
  Interest income                                                             118,385            773,080
                                                                           ----------        -----------

       TOTAL REVENUES                                                       2,213,379          4,788,527
                                                                           ----------        -----------

COSTS AND EXPENSES:
  Research and development                                                  1,079,501          3,733,164
  Cost of government research                                               1,282,178          1,847,646
  General, selling and administrative                                         472,891            876,157
  Interest expense                                                             40,558            125,926
                                                                           ----------        -----------

       Total costs and expenses                                             2,875,128          6,582,893
                                                                           ----------        -----------

       NET LOSS                                                            $ (661,749)       $(1,794,366)
                                                                           ==========        ===========

NET LOSS PER COMMON SHARE                                                  $    (0.05)       $     (0.10)
                                                                           ==========        ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                            13,539,632         17,476,170
                                                                           ==========        ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                                                    Thirteen Weeks Ended
                                                                               November 25,      November 30,
                                                                                       1995              1996
                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                        $  (661,749)      $(1,794,366)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                 132,375           437,913
      Deferred compensation                                                           1,817            18,525
      Changes in assets and liabilities:
          Interest receivable                                                       (43,873)           67,647
          Accounts receivable                                                         5,597         1,075,691
          Unbilled costs and fees                                                    87,625          (163,814)
          Prepaid expenses and other current assets                                 (30,247)          118,072
          Accounts payable                                                          (81,470)         (415,754)
          Accrued expenses                                                         (119,398)          305,150
          Deferred contract revenue                                                 173,153           (93,952)
                                                                                -----------       -----------

                   Total adjustments                                                125,579         1,349,478
                                                                                -----------       -----------

                   Net cash used in operating activities                           (536,170)         (444,888)
                                                                                -----------       -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                             (3,864,233)       (1,070,398)
  Proceeds from sale of marketable securities                                       500,000         1,800,000
  Purchases of equipment and leasehold improvements                                 (15,876)          (18,384)
  Decrease in other assets                                                                0            10,235
                                                                                -----------       -----------

        Net cash provided by (used in) investing activities                      (3,380,109)          721,453
                                                                                -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants                                    17,520                 0
  Proceeds from exercise of stock options and warrants                              404,356           162,941
  Payments on capital lease obligations                                            (115,133)         (669,161)
                                                                                -----------       -----------

        Net cash provided by (used in) financing activities                         306,743          (506,220)
                                                                                -----------       -----------

Net Increase in Cash and Cash Equivalents                                        (3,609,536)         (229,655)
Cash and Cash Equivalents, at beginning of period                                 5,886,184        10,679,287
                                                                                -----------       -----------

Cash and Cash Equivalents, at end of period                                     $ 2,276,648       $10,449,632
                                                                                ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                      $         0       $    14,400
                                                                                ===========       ===========

  Interest paid during period                                                   $    40,740       $   125,926
                                                                                ===========       ===========

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital leases                          $   591,853       $ 1,876,334
                                                                                ===========       ===========



See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 week period ended November 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 27, 1996 and as amended on Form 10-K/A on December 4, 1996.

2.   NET LOSS PER SHARE
     ------------------

     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the calculation of net loss per share, as their effects would be anti-dilutive.

3.   NEW ACCOUNTING STANDARD
     -----------------------

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value-based method at year ending August 31, 1997, with comparable disclosures for the year ended August 31, 1996. The Company has not determined the impact of these pro forma adjustments.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
     ------------------------------------------------

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has $195,500 in restricted cash at August 31, 1996 and November 30, 1996 in connection with certain capital lease obligations.

5.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
     -----------------------------------------------------------

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

6.   CAPITAL LEASE OBLIGATIONS
     -------------------------

     The Company has various capital lease line arrangements under which it can finance certain office and laboratory equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has approximately $984,000 available under these capital lease agreements at November 30, 1996.

7.   COLLABORATIVE AGREEMENTS
     ------------------------

     SCHERING-PLOUGH
     ---------------

     In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough") providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for development of antibiotics effective against drug resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

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

     The agreement grants Schering-Plough exclusive world wide rights to make, use and sell pharmaceutical and vaccine products based on the Company's Staph. aureus genomic database and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against Staph. aureus. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's database licensed to Schering-Plough or the technology developed in the course of the research program.

     For the 13 week period ended November 30, 1996, the Company recorded $817,000 in collaborative revenue under this agreement, which consisted of sponsored research funding.

     SUBSEQUENT EVENT
     ----------------

     The Company entered into a second research collaboration agreement with Schering-Plough in December 1996. This agreement calls for the use of genomics to discover new therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput positional cloning, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third party research agreements,
     (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products based on the technology developed in the course of the research program. The Company will retain all rights to develop and commercialize diagnostic products that may result from this collaboration.

     Under the agreement, Schering-Plough paid an upfront license fee and expense allowance and will fund a research program for a minimum of three years, make milestone payments and pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development objectives.

ASTRA AB
--------

     In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. Under the terms of the agreement, the Company granted Astra exclusive access to its H. pylori genomic sequence database and agreed to undertake certain research efforts in exchange for a minimum of approximately $11 million and up to $22 million in license fees, expense allowances, research funding and milestone payments. The agreement granted Astra exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology and requires Astra to provide research funding to the Company over a minimum period of two and one-half years to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. The Company will also be entitled to receive royalties on Astra's sale of any products (i) protected by claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) the discovery of which were enabled in a significant manner by the genomic database licensed to Astra by the Company.

     For the 13 week period ended November 30,1996 and November 25, 1995, the Company recorded revenue of $606,000 and $692,000, respectively, under this agreement, which consisted of sponsored research funding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company is engaged in the field of genomics -- the discovery and characterization of genes. Currently, the Company's primary activity is genomic research and development. For the past several years, the Company's primary source of revenues have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to
H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma.

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

As of November 30, 1996, the Company had outstanding approximately $6,355,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for services to be performed over approximately the next 2 to 33 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. As of November 30, 1996, the funded portion of these grants and contracts was $5,054,000. For the thirteen week period ended November 30, 1996 and November 25, 1995, revenue recognized pursuant to United States government grants and research accounted for approximately 41% and 62%, respectively, of the Company's total revenues. The decrease in government research revenue, as a percentage of total revenues, reflects a substantial increase in revenue derived from the Company's collaborative partnerships. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able successfully to pursue this strategy.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $35,048,000 at November 30, 1996. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEK PERIOD ENDED NOVEMBER 25, 1995 AND NOVEMBER 30, 1996
------------------------------------------------------------------

REVENUE
-------

Total revenues increased 116% from $2,213,000 for the 13 week period ended November 25, 1995 to $4,789,000 for the 13 week period ended November 30, 1996. Collaborative research, license fees and royalties increased 180% from $729,000 for the 13 week period ended November 25, 1995 to $2,041,000 for the 13 week period ended November 30, 1996. The increase was primarily due to sponsored research revenue of $817,000 received in the current quarter under the Company's collaboration agreement with Schering-Plough which began in December 1995. The increase in collaborative research, license fees and royalties was also due to increased royalty revenue of $587,000 due to an assignment of the Company's rights to its rennin patent to Pfizer, Inc. for $671,000 in October 1996. No further royalty payments will be received under this agreement.

Government research revenue increased 45% from $1,366,000 for the 13 week period ended November 25, 1995 to $1,974,000 for the 13 week period ended November 30, 1996. The increase in government research revenue was primarily attributable to an increase in work performed on existing government grants and contracts, particularly, the Company's 3-year, $3 million Microbial Genome Sequencing grant from the U.S. Department of Energy and the Company's 3-year, $10 million Genome Sequencing Center grant from the National Institutes of Health. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead.

Interest income increased from $118,000 for the 13 week period ended November 25, 1995 to $773,000 for the 13 week period ended November 30, 1996 reflecting the increase in funds available for investment as a result of proceeds received from the sale of common stock through a public offering in February 1996, as well as payments received under the Astra and Schering-Plough collaborations.

COST AND EXPENSES
-----------------

Total cost and expenses increased 129% from $2,875,000 for the 13 week period ended November 25, 1995 to $6,583,000 for the 13 week period ended November 30, 1996. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 246% from $1,080,000 for the 13 week period ended November 25, 1995 to $3,733,000 for the 13 week period ended November 30, 1996. The increase in research and development cost was primarily related to the Company's expansion of its pathogen and gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures, particularly with respect to its human gene discovery programs.

The cost of government research increased 44% from $1,282,000 for the 13 week period ended November 25, 1995 to $1,848,000 for the 13 week period ended November 30, 1996. The increase in cost of government research was due to an increase in work performed on existing government research programs. Cost of government research, as a percentage of government research revenue, was 94% for both 13 week period ended November 25, 1995 and November 30, 1996.

General, selling, and administrative expenses increased 85% from $473,000 for the 13 week period ended November 25, 1995 to $876,000 for the 13 week period ended November 30, 1996. The increase in general, selling, and administrative expenses was primarily due to increases in payroll and related expenses, consulting and facility expenses.

Interest expense increased from $41,000 for the 13 week period ended November 25, 1995 to $126,000 for the 13 week period ended November 30, 1996 reflecting an increase in the Company's capital lease obligations from year to year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of cash have been revenue from government grants and contract, revenue from collaborative research agreements, borrowing under capital leases and proceeds from sale of equity securities. In August 1995, the Company entered into a collaborative agreement with Astra under which it received $3,500,000.

In fiscal 1996, the Company received $4,421,000 in collaborative payments from Astra consisting of a $1,500,000 milestone payment and $2,921,000 in sponsored research. In December 1995, the Company entered into a collaborative agreement with Schering-Plough under which it received a $3,000,000 up-front license fee, $2,750,000 in milestone payments and $1,500,000 in sponsored research through August 31, 1996.

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

As of November 30, 1996, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $52,809,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At November 30, 1996, the Company had approximately $984,000 available under these arrangements and had an outstanding balance of approximately $6,618,000 which is repayable over the three year period ending November 1999.

The Company's operating activities used cash of approximately $536,000 and $445,000 for the thirteen week period ended November 25, 1995 and November 30, 1996, respectively, primarily to fund operating losses.

The Company's investing activities provided cash of approximately $721,000 for the 13 week period ended November 30, 1996 and used cash of approximately $3,380,000 for the 13 week period ended November 25, 1995. The Company used cash primarily for purchases of marketable securities and to a lesser extent the purchase of equipment and leasehold improvements. In addition, the Company acquired $592,000 and $1,876,000 of property and equipment for the 13 week periods ended November 30, 1996 and November 25, 1995, respectively, under capital lease arrangements.

Financing activities used cash of approximately $506,000 for the 13 week period ended November 30, 1996 primarily for payments of capital lease obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $307,000 for the 13 week period ended November 25, 1995 primarily from the exercise of stock options, partially offset by the payments of capital lease obligations.

Capital expenditures totaled $1,895,000 during the 13 week period ended November 30, 1996. The Company currently estimates that it will acquire an additional $3,900,000 of capital equipment, consisting primarily of computer systems, laboratory equipment and office equipment in fiscal 1997. The Company plans to utilize capital lease arrangements to finance the acquisition of this equipment.

At August 31, 1996, the Company had net operating loss and tax credit carryforwards of approximately $33,968,000 and $1,128,000 respectfully. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company does not believe it has experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

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

Statements in this Form 10Q that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward looking statement due to risks and uncertainties that exist in the Company's operations and business environment, described more fully in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended August 31, 1996, filed with the Securities and Exchange Commission.

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

                             Date: January 10, 1997