Form 10-Q
period 1997-03-01
GENOME THERAPEUTICS CORP
filed 1997-04-15
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended: March 1, 1997
                                           -------------

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
                                                       --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                    17,660,477
       --------------                           --------------------------
       $.10 PAR VALUE                           Outstanding April 11, 1997

                    Genome Therapeutics Corp. and Subsidiaries


           Index to Financial Information (Unaudited) and Other Information

                                                                          Page
                                                                          -----
Part I
Financial Information  (Unaudited) :

     Consolidated Condensed Balance Sheets as of                           3
         August 31, 1996 and March 1, 1997

     Consolidated Condensed Statements of Operations                       4
         for the 26 week period ended February 24, 1996
         and March 1,1997

     Consolidated Statements of Cash Flows for the                         5
         26 week period ended February 24, 1996
         and March 1,1997

     Notes to Consolidated Condensed Financial                             6-10
         Statements for the 26 week period ended
         February 24, 1996 and March 1,1997

     Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                             11-17


Part II
Other Information:
         Other Information                                                18

         Signature                                                        19

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
                                                                     August 31,              March 1,
                                                                          1996                  1997
                                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash and cash equivalents                                       $10,679,287           $15,365,723
   Marketable securities                                            17,429,488            26,336,305
   Interest receivable                                               1,296,657             1,231,255
   Accounts receivable                                               1,338,418               435,877
   Unbilled costs and fees                                             345,773               528,596
   Prepaid expenses and other current assets                           552,903               402,056
                                                                   -----------           -----------

        Total current assets                                        31,642,526            44,299,812

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                               6,403,221             9,863,132
   Leasehold improvements                                            1,939,545             1,945,748
   Office equipment and furniture                                      581,533               749,278
   Construction-in-progress                                             77,027               100,128
                                                                   -----------           -----------
                                                                     9,001,326            12,658,286
   Less-Accumulated depreciation
       and amortization                                              3,266,068             4,163,904
                                                                   -----------           -----------
                                                                     5,735,258             8,494,382

Restricted cash                                                        195,500               395,500
Long-term marketable securities                                     25,464,287            11,313,488

Other assets                                                           241,446               290,108
                                                                   -----------           -----------

        Total assets                                               $63,279,017           $64,793,290
                                                                   ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable                                                $   864,279           $   434,585
   Accrued expenses                                                  1,731,220             1,652,077
   Deferred contract revenue                                         1,035,504             2,459,938
   Current maturities of capital lease obligations                   2,106,882             2,833,696
                                                                   -----------           -----------
        Total current liabilities                                    5,737,885             7,380,296
                                                                   -----------           -----------

Capital lease obligations, net of current maturities                 3,228,374             4,479,496

Shareholders' equity                                                54,312,758            52,933,498
                                                                   -----------           -----------

        Total liabilities and shareholders' equity                 $63,279,017           $64,793,290
                                                                   ===========           ===========



See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
                                                           Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                       February 24,         March 1,        February 24,           March 1,
                                                               1996            1997                1996               1997
                                                                 (Unaudited)                          (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

REVENUES:
  Collaborative research, license fees and royalties    $ 6,287,083      $ 4,787,798         $ 7,016,184        $ 6,828,835
  Government research                                     1,652,080        1,336,153           3,017,973          3,310,563
  Interest income                                           190,323          756,678             308,708          1,529,758
                                                        -----------      -----------         -----------        -----------

       Total revenues                                     8,129,486        6,880,629          10,342,865         11,669,156
                                                        -----------      -----------         -----------        -----------

COSTS AND EXPENSES:
  Research and development                                1,530,130        4,487,912           2,609,125          8,221,076
  Cost of government research                             1,637,420        1,429,670           2,920,104          3,277,316
  General, selling and administrative                       772,215        1,013,253           1,243,290          1,870,885
  Interest expense                                           42,744          145,553              83,302            271,479
  Noncash charge for stock option grants                  1,577,600           18,525           1,579,416             37,050
                                                        -----------      -----------         -----------        -----------

       Total costs and expenses                           5,560,109        7,094,913           8,435,237         13,677,806
                                                        -----------      -----------         -----------        -----------

       NET INCOME (LOSS)                                $ 2,569,377      $  (214,284)        $ 1,907,628        $(2,008,650)
                                                        ===========      ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Primary                                                     $0.15           ($0.01)              $0.12             ($0.11)
                                                        ===========      ===========         ===========        ===========
  Fully diluted                                               $0.15                -               $0.11                  -
                                                        ===========      ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
  Primary                                                16,604,609       17,566,018          16,325,491         17,521,094
                                                        ===========      ===========         ===========        ===========
  Fully diluted                                          16,861,637                -          16,650,695                  -
                                                        ===========      ===========         ===========        ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Twenty-six Weeks Ended
                                                                                             February 24,             March 1,
                                                                                                     1996                 1997
                                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income (loss)                                                                             $ 1,907,628         $ (2,008,650)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                               313,140              981,286
      Deferred compensation                                                                     1,579,416               37,050
      Changes in assets and liabilities:
          Interest receivable                                                                    (128,131)              65,402
          Accounts receivable                                                                    (158,573)             902,541
          Unbilled costs and fees                                                                 (82,183)            (182,823)
          Prepaid expenses and other current assets                                               (26,887)             150,847
          Accounts payable                                                                        638,822             (429,694)
          Accrued expenses                                                                        223,600              (79,143)
          Deferred contract revenue                                                                90,546            1,424,434
                                                                                              -----------          -----------

                   Total adjustments                                                            2,449,750            2,869,900
                                                                                              -----------          -----------

                   Net cash provided by operating activities                                    4,357,378              861,250
                                                                                              -----------          -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                                           (6,070,048)          (8,105,018)
  Proceeds from sale of marketable securities                                                   1,595,000           13,349,000
  (Increase) decrease in restricted cash                                                           19,158             (200,000)
  Purchases of equipment and leasehold improvements                                                   418             (409,128)
  Increase in other assets                                                                              0              (56,064)
                                                                                              -----------          -----------

        Net cash provided by (used in) investing activities                                    (4,455,472)           4,578,790
                                                                                              -----------          -----------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants                                              36,064,824                    0
  Proceeds from exercise of stock options and warrants                                            708,111              592,339
  Payments on capital lease obligations                                                          (262,371)          (1,345,943)
                                                                                              -----------          -----------

        Net cash provided by (used in) financing activities                                    36,510,564             (753,604)
                                                                                              -----------          -----------

Net Increase in Cash and Cash Equivalents                                                      36,412,470            4,686,436
Cash and Cash Equivalents, at beginning of period                                               5,886,184           10,679,287
                                                                                              -----------          -----------

Cash and Cash Equivalents, at end of period                                                   $42,298,654          $15,365,723
                                                                                              ===========          ===========

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                                    $     1,350          $    23,798
                                                                                              ===========          ===========
  Interest paid during period                                                                 $    83,302          $   271,479
                                                                                              ===========          ===========

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital leases                                        $ 1,385,275          $ 3,725,508
                                                                                              ===========          ===========



See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 26 week period ended March 1, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 27, 1996 and as amended on Form 10-K/A on December 4, 1996.


2.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
     --------------------------------------------------------

     Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

3.   NEW ACCOUNTING STANDARD
     -----------------------

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended August 31, 1998 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of operations.

     In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value-based method for year ending August 31, 1997, with comparable disclosures for the year ended August 31, 1996. The Company has not determined the impact of these pro forma adjustments.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
     ------------------------------------------------

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has restricted cash of $195,500 and $395,500 at August 31, 1996 and March 1, 1997, respectively, in connection with certain capital lease obligations.

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

6.   CAPITAL LEASE OBLIGATIONS
     -------------------------

     On February 28, 1997, the Company entered into a leasing arrangement under which it can finance up to $6.0. million of laboratory, computer and office equipment. The lease is payable in 48 monthly installments at a variable interest rate of prime plus one-quarter of one percent (.25%). At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company has approximately $5.3 million available under this capital lease agreement at March 1, 1997.

     The Company has other capital lease line arrangements under which it financed certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has no funds available under these capital lease agreements at March 1, 1997.

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

     For the 13 week period and 26 week period ended March 1, 1997, the Company recorded revenue of $1.0 million and $1.8 million, respectively, under this agreement, which consisted of sponsored research funding. For the 13 week period and 26 week period ended February 24, 1996, the Company recorded revenue of $4.0 million under this agreement, which consisted of a license fee and a milestone payment.

     The Company entered into its second research collaboration agreement with Schering-Plough in December 1996. This agreement calls for the use of genomics to discover new therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput positional cloning, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products based on the technology developed in the course of the research program. The Company will retain all rights to develop and commercialize diagnostic products that may result from this collaboration.

     Under the agreement, Schering-Plough made an initial payment for a license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments and $44.5 million represents milestone payments based on achievement of research and product development objectives.

     For the 13 and 26 week periods ended March 1, 1997, the Company recorded revenue of $2.8 million under this agreement, which consisted primarily of a license fee, expense allowance and subcontract activity.

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

     For the 13 week period ended March 1, 1997, the Company recorded revenue of $1.0 million, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended February 24, 1996, the Company recorded revenue of $2.3 million under this agreement which also consisted of sponsored research funding and a milestone payment.

     For the 26 week period ended March 1, 1997, the Company recorded revenue of $1.6 million, which consisted of sponsored research funding and a milestone payment. For the 26 week period ended February 24, 1996, the Company recorded revenue of $2.9 million under this agreement which also consisted of sponsored research funding and a milestone payment.

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

As of March 1, 1997, the Company had outstanding approximately $3,900,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for services to be performed over the next 36 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. As of March 1, 1997, the funded portion of these grants and contracts was $3,737,000. For the 26 week periods ended February 24, 1996 and March 1, 1997, revenue recognized pursuant to United States government grants and research accounted for approximately 29% and 28%, respectively, of the Company's total revenues. The Company plans to continue to seek government grants and contracts in the genomics field and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able to pursue this strategy successfully.

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

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $35,262,000 at March 1, 1997. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEK PERIOD ENDED FEBRUARY 24, 1996 AND MARCH 1, 1997
--------------------------------------------------------------

REVENUE
-------

Total revenues decreased 15% from $8,129,000 for the 13 week period ended February 24, 1996 to $6,881,000 for the 13 week period ended March 1, 1997. Collaborative research, license fees and royalties decreased 24% from $6,287,000 for the 13 week period ended February 24, 1996 to $4,788,000 for the 13 week period ended March 1, 1997. The decrease was primarily due to $5,500,000 of license fees and milestone payments received in the prior year under the Company's collaboration agreements with Schering-Plough and Astra which began in December 1995 and August 1995, respectively. This decrease was partially offset by an increase in sponsored research revenue earned under the Company's collaborative research programs, a milestone payment achieved under the Astra agreement, as well as a license fee and expense allowance earned under the Company's asthma program with Schering-Plough which began in December 1996.

Government research revenue decreased 19% from $1,652,000 for the 13 week period ended February 24, 1996 to $1,336,000 for the 13 week period ended March 1, 1997. The decrease in government research revenue was primarily attributable to a higher concentration of research effort on Company sponsored research and development programs, particularly the microbial genetic database program. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead.

Interest income increased from $190,000 for the 13 week period ended February 24, 1996 to $757,000 for the 13 week period ended March 1, 1997 reflecting an increase in funds available for investment as a result of proceeds received from the sale of common stock through a public offering in February 1996.

COST AND EXPENSES
-----------------

Total cost and expenses increased 28% from $5,560,000 for the 13 week period ended February 24, 1996 to $7,095,000 for the 13 week period ended March 1, 1997. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 193% from $1,530,000 for the 13 week period ended February 24, 1996 to $4,488,000 for the 13 week period ended March 1, 1996. The increase in research and development cost was primarily related to the Company's expansion of its pathogen, microbial genetic database and gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures, particularly with respect to its human gene discovery and microbial genetic database programs.

The cost of government research decreased 13% from $1,637,000 for the 13 week period ended February 24, 1996 to $1,430,000 for the 13 week period ended March 1, 1997. The decrease in cost of government research was due to an decrease in work performed on existing government research programs. Cost of government research, as a percentage of government research revenue, was 99% for the 13 week period ended February 24, 1996 and 107% for the 13 week period ended March 1, 1997. The increase was primarily due to an increase in overhead expenses associated with the expansion of laboratory space, such as facility expenses and related depreciation.

General, selling, and administrative expenses increased 31% from $772,000 for the 13 week period ended February 24, 1996 to $1,013,000 for the 13 week period ended March 1, 1997. The increase in general, selling, and administrative expenses was primarily due to increases in payroll and related expenses, legal fees and facility expenses.

Interest expense increased from $43,000 for the 13 week period ended February 24, 1996 to $146,000 for the 13 week period ended March 1, 1997 reflecting an increase in the Company's capital lease obligations from year to year.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $19,000 and $1,578,000 of the $2,565,000, as compensation expense in the 13 week periods ended March 1, 1997 and February 24, 1996, respectively.

TWENTY-SIX WEEK PERIOD ENDED FEBRUARY 24, 1996 AND MARCH 1, 1997
----------------------------------------------------------------

REVENUE
-------

Total revenues increased 13% from $10,343,000 for the 26 week period ended February 24, 1996 to $11,669,000 for the 26 week period ended March 1, 1997. Collaborative research, license fees and royalties decreased slightly by 3% from $7,016,000 for the 26 week period ended February 24, 1996 to $6,829,000 for the 26 week period ended March 1, 1997.

Government research revenue increased 10% from $3,018,000 for the 26 week period ended February 24, 1996 to $3,311,000 for the 26 week period ended March 1, 1997. The increase in government research revenue was primarily attributable to an increase in work performed on existing government grants and contracts, primarily in the first quarter of this year. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead.

Interest income increased from $309,000 for the 26 week period ended February 24, 1996 to $1,530,000 for the 26 week period ended March 1, 1997 reflecting the increase in funds available for investment as a result of proceeds received from the sale of common stock through a public offering in February 1996.

COST AND EXPENSES
-----------------

Total cost and expenses increased 62% from $8,435,000 for the 26 week period ended February 24, 1996 to $13,678,000 for the 26 week period ended March 1, 1997. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 215% from $2,609,000 for the 26 week period ended February 24, 1996 to $8,221,000 for the 26 week period ended
March 1, 1996. The increase in research and development cost was primarily related to the Company's expansion of its pathogen, microbial genetic database and gene discovery programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies, and overhead expenses.

The Company expects to continue to increase research and development expenditures, particularly with respect to its human gene discovery and microbial genetic database programs.

The cost of government research increased 12% from $2,920,000 for the 26 week period ended February 24, 1996 to $3,277,000 for the 26 week period ended March 1, 1997. The increase in cost of government research was due to an increase in work performed on existing government research programs, Cost of government research, as a percentage of government research revenue, was 97% for the 26 week period ended February 24, 1996 and 99% for the 26 week period ended March 1, 1997.

General, selling, and administrative expenses increased 12% from $1,243,000 for the 26 week period ended February 24, 1996 to $1,871,000 for the 26 week period ended March 1, 1997. The increase in general, selling, and administrative expenses was primarily due to increases in payroll and related expenses, legal fees and facility expenses.

Interest expense increased from $83,000 for the 26 week period ended February 24, 1996 to $271,000 for the 26 week period ended March 1, 1997 reflecting an increase in the Company's capital lease obligations from year to year.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. The Company recorded $37,000 and $1,578,000 of the $2,565,000, as compensation expense in the 26 week periods ended March 1, 1997 and February 24, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of cash have been revenue from government grants and contract, revenue from collaborative research agreements, borrowing under capital leases and proceeds from sale of equity securities. In August 1995, the Company entered into a collaborative agreement with Astra under which it received an up-front payment of $3,500,000.

In fiscal 1996, the Company received $4,421,000 in collaborative payments from Astra consisting of a milestone payment and sponsored research. In December 1995, the Company entered into a collaborative agreement with Schering-Plough under which it received a $7,250,000 consisting of an up-front license fee, milestone payments and sponsored research through August 31, 1996.

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

In December 1996, the Company entered into a second collaborative agreement with Schering-Plough under which it received a total of $4,041,000 in an up-front license fee, expense allowance and sponsored research funding. The Company also received $2,748,000 in sponsored research payments under its other collaborative agreements with Schering-Plough and Astra for the 26 week period ended March 1, 1997.

As of March 1, 1997, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $53,411,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At March 1, 1997, the Company had approximately $5,340,000 available under these arrangements and had an outstanding balance of approximately $7,313,000 which is repayable over the four year period ending December 2001.

The Company's operating activities provided cash of approximately $861,000 for the 26 week period ended March 1, 1997 primarily from the up-front payment of $4,041,000 received from Schering-Plough (described above), partially offset by cash used to fund the Company's operations. The Company's operating activities provided cash of approximately $4,357,000 for the 26 week period ended February 24, 1996 primarily from the up-front license fee from Schering-Plough, as well as milestone payments from both Astra and Schering-Plough. These payments were partially offset by cash used to fund the Company's operations.

The Company's investing activities provided cash of approximately $4,579,000 for the 26 week period ended March 1, 1997 from the sale of marketable securities, partially offset by purchases of marketable securities, and property and equipment. The Company investing activities for the 26 week period ended February 24, 1996 used cash of approximately $4,455,000 for purchases of marketable securities.

Financing activities used cash of approximately $754,000 for the 26 week period ended March 1, 1997 primarily for payments of capital lease obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $36,511,000 for the 26 week period ended February 24, 1996 primarily from the sale of equity securities, exercise of stock options, partially offset by the payments of capital lease obligations.

Capital expenditures totaled $3,741,000 during the 26 week period ended March 1, 1997. The Company currently estimates that it will acquire an additional $2,054,000 in capital equipment in fiscal 1997, consisting primarily of laboratory, computer and office equipment. The Company also plans to consolidate its operations at its Beaver Street facility at an estimated cost of $6,000,000 which consists of laboratory and office renovations. The Company plans to utilize capital lease arrangements to finance substantially all of these capital expenditures which will be incurred through October 1997.

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



                          Genome Therapeutics Corp.


                                /s/ Fenel M. Eloi
                          -----------------------------
                                  Fenel M. Eloi
                          (Principal Financial Officer)

                              Date: April 15, 1997

                                    INSERT A
                                    --------



The Company's Special Meeting in lieu of an Annual Meeting was held on February
7, 1997. At the meeting, shareholders took the following actions:

1) Election of Directors

                                                    Shares Voted
   Name of Nominee                            For           Withhold Authority
   ---------------                        ----------        ------------------
   Robert J. Hennessey                    15,440,526              55,713
   Philip J. Leder                        15,390,476             105,763
   Lawrence Levy                          15,425,076              71,163
   Donald J. McCarren                     15,378,576             117,663
   Steven M. Rauscher                     15,431,526              64,713

2) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 1997.

   For                       Against               Abstain           No Voting
   ----------                -------               -------           ---------
   15,282,726                135,869                77,644               0