Form 10-Q/A
period 1997-03-01
GENOME THERAPEUTICS CORP
filed 1997-06-23
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended: March 1, 1997

                           Commission File No: 0-10824

                            GENOME THERAPEUTICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                       04-2297484
         (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION
         OF INCORPORATION OR ORGNIZATION)               NO.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                 17,660,477
        ------------                                 ----------
       $.10 PAR VALUE                         Outstanding April 11, 1997
       --------------

     This Form 10Q/A is being filed for the sole purpose of adding Exhibit 10.38, Collaboration and License Agreement between the Company, Schering Corporation, and Schering-Plough Ltd. dated December 20, 1996, to the Company's Quarterly Report on Form 10Q for quarter ended March 1, 1997, which was filed on April 15, 1997.

                                  EXHIBIT INDEX


10.38 Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 20, 1996
         (22)*



                                    FOOTNOTES

*Confidential treatment requested with respect to a portion of this Exhibit.

(22)     Filed herewith.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                            Genome Therapeutics Corp.


                                /s/ Fenel M. Eloi
                             ----------------------

                                  Fenel M. Eloi
                          (Principal Financial Officer)

                               Date: June 1, 1997