Form 10-Q
period 1997-05-31
GENOME THERAPEUTICS CORP
filed 1997-07-15
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended: May 31, 1997
                                            ------------

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

                  REGISTRANT'S TELEPHONE NUMBER: (617) 398-2300
                                                 --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                17,704,977
        ------------                                ----------
       $.10 PAR VALUE                        Outstanding July 9, 1997
       --------------

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information

                                                                    Page
                                                                    ----
Part I
Financial Information  (Unaudited) :

   Consolidated Condensed Balance Sheets as of                          3
      August 31, 1996 and May 31, 1997

   Consolidated Condensed Statements of Operations                      4
      for the 39 week period ended May 25, 1996
      and May 31,1997

   Consolidated Statements of Cash Flows for the                        5
      39 week period ended May 25, 1996
      and May 31,1997

   Notes to Consolidated Condensed Financial                         6-11
      Statements for the 39 week
      period ended May 25, 1996 and May 31,1997

   Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                          12-18


Part II
Other Information:
      Other Information                                             19-20

      Signature                                                        21

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                          August 31,         May 31,
                                                            1996              1997
                                                                 (Unaudited)
------------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash and cash equivalents                             $10,679,287     $ 7,125,677
   Marketable securities                                  17,429,488      39,027,019
   Interest receivable                                     1,296,657       1,293,732
   Accounts receivable                                     1,338,418       1,899,856
   Unbilled costs and fees                                   345,773         252,063
   Prepaid expenses and other current assets                 552,903         583,973

                                                         -----------     -----------
        Total current assets                              31,642,526      50,182,320

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                     6,403,221      11,012,048
   Leasehold improvements                                  1,939,545       1,964,981
   Office equipment and furniture                            581,533         807,217
   Construction-in-progress                                   77,027         414,014
                                                         -----------     -----------
                                                           9,001,326      14,198,260
   Less-Accumulated depreciation
       and amortization                                    3,266,068       4,733,255
                                                         -----------     -----------
                                                           5,735,258       9,465,005

Restricted cash                                              195,500         395,500
Long-term marketable securities                           25,464,287       2,929,560

Other assets                                                 241,446         318,532

                                                         -----------     -----------
        Total assets                                     $63,279,017     $63,290,917
                                                         -----------     -----------


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable                                      $   864,279     $   692,794
   Accrued expenses                                        1,731,220       2,186,688
   Deferred revenue                                        1,035,504       2,932,403
   Current maturities of capital lease obligations         2,106,882       3,292,412
                                                         -----------     -----------
        Total current liabilities                          5,737,885       9,104,297
                                                         -----------     -----------

Capital lease obligations, net of current maturities       3,228,374       4,549,151

Shareholders' equity                                      54,312,758      49,637,469

                                                         -----------     -----------
        Total liabilities and shareholders' equity       $63,279,017     $63,290,917
                                                         -----------     -----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                            May 25,         May 31,         May 25,          May 31,
                                                            1996             1997            1996             1997
                                                                (Unaudited)                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------
REVENUES:
  Collaborative research, license fees and royalties     $ 3,024,264     $ 2,987,210      $10,040,447     $ 9,816,045
  Government research                                      1,815,077         918,999        4,833,051       4,229,562
  Interest income                                            701,499         741,152        1,010,206       2,270,910

                                                         -----------     -----------      -----------     -----------
       Total revenues                                      5,540,840       4,647,361       15,883,704      16,316,517
                                                         -----------     -----------      -----------     -----------

COSTS AND EXPENSES:
  Research and development                                 2,076,438       5,787,821        4,685,563      13,975,650
  Cost of government research                              1,563,861         918,999        4,483,965       4,229,562
  General, selling and administrative                        596,163       1,166,428        1,839,453       3,037,313
  Interest expense                                            92,491         159,066          175,793         430,545
  Noncash charge for stock option grants                     370,400          20,633        1,949,816          57,683

                                                         -----------     -----------      -----------     -----------

       Total costs and expenses                            4,699,353       8,052,947       13,134,590      21,730,753
                                                         -----------     -----------      -----------     -----------

       NET INCOME (LOSS)                                 $   841,487     $(3,405,586)     $ 2,749,114     $(5,414,236)
                                                         -----------     -----------      -----------     -----------


Net income (loss) per common share                       $      0.04     $     (0.19)     $      0.16     $     (0.31)
                                                         -----------     -----------      -----------     -----------

Weighted average number of common and
  equivalent shares outstanding                           20,022,584      17,666,731       17,565,343      17,569,640
                                                         -----------     -----------      -----------     -----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                Thirty-nine Weeks Ended
                                                                               May 25,           May 31,
                                                                                1996              1997
                                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income (loss)                                                           $  2,749,114      $ (5,414,236)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                              587,023         1,554,338
      Deferred compensation                                                    1,949,816            57,683
      Changes in assets and liabilities:
          Interest receivable                                                   (724,290)            2,925
          Accounts receivable                                                    (59,189)         (561,438)
          Unbilled costs and fees                                               (124,974)           93,710
          Prepaid expenses and other current assets                              (68,438)          (31,070)
          Accounts payable                                                       274,249          (171,485)
          Accrued expenses                                                      (123,641)          455,468
          Deferred revenue                                                       458,752         1,896,899
                                                                            ------------      ------------

                   Total adjustments                                           2,169,308         3,297,030
                                                                            ------------      ------------

                   Net cash provided by  (used in) operating activities        4,918,422        (2,117,206)
                                                                            ------------      ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                         (38,820,098)      (18,236,804)
  Proceeds from sale of marketable securities                                  7,883,708        19,174,000
  Increase in restricted cash                                                          0          (200,000)
  Purchases of equipment and leasehold improvements, net                        (424,232)         (643,716)
  Increase in other assets                                                       (42,944)          (88,189)
                                                                            ------------      ------------

        Net cash provided by (used in) investing activities                  (31,403,566)            5,291
                                                                            ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants                             41,522,123                 0
  Proceeds from exercise of stock options and warrants                         1,008,396           681,265
  Payments on capital lease obligations                                         (500,216)       (2,122,960)
                                                                            ------------      ------------

        Net cash provided by (used in) financing activities                   42,030,303        (1,441,695)
                                                                            ------------      ------------

Net Increase in Cash and Cash Equivalents                                     15,545,159        (3,553,610)
Cash and Cash Equivalents, at beginning of period                              5,886,184        10,679,287
                                                                            ------------      ------------

Cash and Cash Equivalents, at end of period                                 $ 21,431,343      $  7,125,677
                                                                            ------------      ------------

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                  $    117,000      $     29,142
                                                                            ------------      ------------
  Interest paid during period                                               $    175,793      $    430,545
                                                                            ------------      ------------

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital leases                      $  1,990,283      $  4,629,267
                                                                            ------------      ------------


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.    BASIS OF PRESENTATION
      ---------------------

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 39 week period ended May 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 27, 1996 and as amended on Form 10-K/A on December 4, 1996.

2.    REVENUE RECOGNITION
      -------------------

      Research and contract revenues are derived from government grant and contract arrangements as well as under collaborative agreements with pharmaceutical companies. Research revenues are recognized as earned under grants, which consist of cost-plus-fixed-fee contracts and fixed price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees are recognized as earned. Subscription revenues are recognized ratably over the term of the subscription agreement. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

3.    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
      --------------------------------------------------------

      Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

4.    NEW ACCOUNTING STANDARD
      -----------------------

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

5.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
      ------------------------------------------------

      The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has restricted cash of $195,500 and $395,500 at August 31, 1996 and May 31, 1997, respectively, in connection with certain capital lease obligations.

6.    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
      -----------------------------------------------------------

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

7.    CAPITAL LEASE OBLIGATIONS
      -------------------------

      On February 28, 1997, the Company entered into a leasing arrangement under which it can finance up to $6.0. million of laboratory, computer and office equipment. The lease is payable in 48 monthly installments at a variable interest rate of prime (8.5% as of May 31, 1997) plus one-quarter of one percent. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 5). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company has approximately $4.2 million available under this capital lease agreement at May 31, 1997.

      The Company has other capital lease line arrangements under which it financed certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 5). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and maximum loss. The Company has no funds available under these capital lease agreements at May 31, 1997.

8.    COLLABORATIVE AGREEMENTS
      ------------------------

      SCHERING-PLOUGH
      ---------------

      In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough") providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for development of antibiotics effective against drug resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering- Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

      Under the agreement, Schering-Plough made an up-front payment to the Company of $3 million. In addition, upon completion of certain development milestones, Schering-Plough has agreed to pay the Company a minimum of an additional $10.3 million in expense allowances, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering- Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $40.5 million (inclusive of the $10.3 million referred to in the previous sentence) in expense allowances, research funding and milestone payments.

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

      For the 13 and 39 week periods ended May 31, 1997, the Company recorded revenue of $1.0 million and $2.8 million, respectively, under this agreement, which consisted of sponsored research funding. For the 13 week period ended May 25, 1996, the Company recorded revenue of $2.2 million under this agreement, which consisted of sponsored research and a milestone payment. For the 39 week period ended May 25, 1996, the Company recorded revenue of $6.2 million under this agreement, which consisted of a license fee, sponsored research and milestone payments.

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

      In December 1996, Schering-Plough made an initial payment for a license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development objectives.

      For the 13 week period ended May 31, 1997, the Company recorded revenue of $0.7 million under this agreement, which consisted primarily of sponsored research and subcontract activity. For the 39 week period ended May 31, 1997, the Company recorded revenue of $3.5 million under this agreement, which consisted primarily of a license fee, expense allowance, sponsored research and subcontract activity.


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

      For the 13 week period ended May 31, 1997, the Company recorded revenue of $0.8 million under this agreement, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended May 25, 1996, the Company recorded revenue of $0.8 million under this agreement, which consisted of sponsored research funding.

      For the 39 week periods ended May 31, 1997 and May 25, 1996, the Company recorded revenue of $2.4 million and $3.7 million, respectively, under this agreement, which consisted of sponsored research funding and milestone payments.


      9.  DATABASE SUBSCRIPTIONS
          ----------------------

      BAYER AG
      --------

      In May 1997, the Company entered into a license agreement with Bayer AG, ("Bayer") to provide Bayer with a non-exclusive license to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Bayer with periodic data updates, analysis tools and software support. Under the agreement, Bayer has agreed to pay a license fee, annual subscription fees and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM). The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

      The Company records an upfront license fee and revenue derived from subscription fees ratably over the term of the subscription agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company is engaged in the field of genomics -- the discovery and characterization of genes. Currently, the Company's primary activity is genomic research and development. For the past several years, the Company's primary source of revenues have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to
H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In May 1997, the Company entered into an agreement with Bayer AG ("Bayer") to provide Bayer with non-exclusive license to the Company's proprietary genome sequence database, PathoGenome(TM).

As of May 31, 1997, the Company had outstanding approximately $3,000,000 of government grants and research contracts under which services were yet to be performed. These grants and contracts call for services to be performed over the next 33 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by the Congress. For the 39 week periods ended May 25, 1996 and May 31, 1997, revenue recognized pursuant to United States government grants and research accounted for approximately 30% and 26%, respectively, of the Company's total revenues. The Company expects government revenue, in absolute dollars and as a percentage of total revenues, to decline in the future periods as the Company focuses its resources towards Company sponsored research and development in order of obtaining additional corporate partnerships. The Company plans to continue to seek government grants and contracts which are synergistic to the Company's overall strategic focus and to enter into additional corporate partnering arrangements with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able to pursue this strategy successfully.

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

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $38,668,000 as of May 31, 1997. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new government grants and contracts and collaborative agreements. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEK PERIOD ENDED MAY 25, 1996 AND MAY 31, 1997
--------------------------------------------------------

REVENUE
-------

Total revenues decreased 16% from $5,541,000 for the 13 week period ended May 25, 1996 to $4,647,000 for the 13 week period ended May 31, 1997. Collaborative research, license fees and royalties remained relatively constant for the 13 week period ended May 31, 1997 when compared to the same period last year. Government research revenue decreased 49% from $1,815,000 for the 13 week period ended May 25, 1996 to $919,000 for the 13 week period ended May 31, 1997. The decrease in government research revenue was primarily attributable to a higher concentration of research effort on Company sponsored research and development programs, particularly the microbial genetic database program. The Company expects government research revenue to continue to decrease, in absolute dollars and as a percentage of total revenues, in the future periods as the Company focuses its resources toward Company sponsored research and development programs. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead.

Interest income increased 6% from $701,000 for the 13 week period ended May 25, 1996 to $741,000 for the 13 week period ended May 31, 1997 reflecting an increase in the return on invested cash.

COST AND EXPENSES
-----------------

Total cost and expenses increased 71% from $4,699,000 for the 13 week period ended May 25, 1996 to $8,053,000 for the 13 week period ended May 31, 1997. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 179% from $2,076,000 for the 13 week period ended May 25, 1996 to $5,788,000 for the 13 week period ended May 31, 1997. The increase in research and development expenses was directly related to the Company's expansion of its pathogen, microbial genetic database and gene discovery programs which consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in the future periods, particularly with respect to its human gene discovery and microbial genetic database programs.

The cost of government research decreased 41% from $1,564,000 for the 13 week period ended May 25, 1996 to $919,000 for the 13 week period ended May 31, 1997. The decrease in cost of government research was primarily attributable to the decrease in government research revenues. Cost of government research, as a percentage of government research revenue, was 86% for the 13 week period ended May 25, 1996 and 100% for the 13 week period ended May 31, 1997. The increase was primarily due to an increase in overhead expenses associated with the expansion of the Company's laboratory space as well as purchases of research and development equipment.

General, selling, and administrative expenses increased 96% from $596,000 for the 13 week period ended May 25, 1996 to $1,166,000 for the 13 week period ended May 31, 1997. The increase in general, selling, and administrative expenses was primarily due to increases in payroll and related expenses, legal fees and facility expenses.

Interest expense increased from $92,000 for the 13 week period ended May 25, 1996 to $159,000 for the 13 week period ended May 31, 1997 which was attributable to the increase in the Company's outstanding balance under its capital lease arrangements.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. Additionally, in March 1997, the Company granted options valued at $51,000 to certain consultants in lieu of cash for services. The Company recorded $370,000 and $21,000 as compensation expense in the 13 week periods ended May 25, 1996 and May 31, 1997, respectively.

THIRTY-NINE WEEK PERIOD ENDED MAY 25, 1996 AND MAY 31, 1997
-----------------------------------------------------------

REVENUE
-------

Total revenues increased 3% from $15,884,000 for the 39 week period ended May 25, 1996 to $16,317,000 for the 39 week period ended May 31, 1997. Collaborative research, license fees and royalties decreased 12% from $10,040,000 for the 39 week period ended March 25, 1996 to $9,816,000 for the 39 week period ended May 31, 1997. The decrease reflects a reduction in milestone payments and license fees received from the Company's corporate partners, partially offset by an increase in collaborative research revenues.

Government research revenue decreased 12% from $4,833,000 for the 39 week period ended May 25, 1996 to $4,230,000 for the 39 week period ended May 31, 1997. The decrease in government research revenue was primarily attributable to a higher concentration of research effort on Company sponsored research and development programs, particularly the microbial genetic database program. The Company expects government research revenue to continue to decrease, in absolute dollars and as a percentage of total revenues, in the future periods as the Company focuses its resources toward Company sponsored research and development programs. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses.

Interest income increased from $1,010,000 for the 39 week period ended May 25, 1996 to $2,271,000 for the 39 week period ended May 31, 1997 reflecting the increase in funds available for investment as a result of proceeds received from the sale of common stock through a public offering in February 1996.

COST AND EXPENSES
-----------------

Total cost and expenses increased 65% from $13,135,000 for the 39 week period ended May 25, 1996 to $21,731,000 for the 39 week period ended May 31, 1997. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 198% from $4,686,000 for the 39 week period ended May 25, 1996 to $13,976,000 for the 39 week period ended May 31, 1997. The increase in research and development expenses was directly associated with the Company's expansion of its pathogen, microbial genetic database and gene discovery programs which consisted of increases in payroll and related expenses, laboratory supplies, and overhead expenses. The Company expects to continue to increase research and development expenditures in the future periods, particularly with respect to its human gene discovery and microbial genetic database programs.

The cost of government research decreased 6% from $4,484,000 for the 39 week period ended May 25, 1996 to $4,230,000 for the 39 week period ended May 31, 1997. The decrease in cost of government research revenue was primarily attributable to a decrease in government research revenue. Cost of government research, as a percentage of government research revenue, was 93% for the 39 week period ended May 25, 1996 and 100% for the 39 week period ended May 31, 1997. The increase was primarily due to an increase in overhead expenses associated with the expansion of the Company's laboratory space as well as purchases of research and development equipment.

General, selling, and administrative expenses increased 65% from $1,839,000 for the 39 week period ended May 25, 1996 to $3,037,000 for the 39 week period ended May 31, 1997. The increase in general, selling, and administrative expenses was primarily due to increases in payroll and related expenses, legal fees, and facility expenses.

Interest expense increased from $176,000 for the 39 week period ended May 25, 1996 to $431,000 for the 39 week period ended May 31, 1997 which was attributable to the increase in the Company's outstanding balance under its capital lease arrangements.

In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. Additionally, in March 1997, the Company granted options valued at $51,000 to certain consultants in lieu of cash for services. The Company recorded $1,950,000 and $58,000 as compensation expense in the 39 week periods ended May 25, 1996 and May 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of cash have been revenue from government grants and contract, revenue from collaborative research agreements, borrowings under capital leases and proceeds from sale of equity securities.

In fiscal 1996, the Company received $11,671,000 in payments from its corporate partners consisting of an up-front license fee, milestone payments and sponsored research funding.

In fiscal 1996, the Company closed a public offering of 3,000,000 shares of its common stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs. The Company also sold an additional 450,000 shares of its common stock in the underwriter's over-allotment, resulting in proceeds of

$5,515,000, net of issuance costs. Additionally, the Company received proceeds of $1,311,000 from the issuance of 534,831 shares of common stock resulting from the exercise of stock options and warrants during fiscal 1996.

For the 39 week period ending May 31, 1997, the Company received payments of $9,304,000 from its corporate partners consisting of an up-front license fee, expense allowance, milestone payments and sponsored research funding.

As of May 31, 1997, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $49,478,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, and minimum restricted cash balances. At May 31, 1997, the Company had approximately $4,168,000 available under these arrangements and had an outstanding balance of approximately $7,842,000 which is repayable over the four year period ending May 2001.

The Company's operating activities used cash of approximately $2,117,000 for the 39 week period ended May 31, 1997 primarily to fund the Company's operations. The Company's operating activities provided cash of approximately $4,918,000 for the 39 week period ended May 25, 1996 primarily from an up-front license fee from Schering-Plough, as well as milestone payments under its collaborative agreements. These payments were partially offset by cash used to fund the Company's operations.

The Company's investing activities provided cash of approximately $5,000 for the 39 week period ended May 31, 1997 from the sale of marketable securities, partially offset by purchases of marketable securities, and property and equipment. The Company investing activities for the 39 week period ended May 25, 1996 used cash of approximately $31,404,000 for purchases of marketable securities.

Financing activities used cash of approximately $1,442,000 for the 39 week period ended May 31, 1997 primarily for payments of capital lease obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $42,030,000 for the 39 week period ended May 25, 1996 primarily from the sale of equity securities and the exercise of stock options, net of payments of capital lease obligations.

Capital expenditures totaled $5,273,000 during the 39 week period ended May 31, 1997. The Company currently estimates that it will acquire an additional $2,000,000 in capital equipment in fiscal 1997, consisting primarily of laboratory, computer and office equipment. The Company also plans to consolidate its operations at its Beaver Street facility at an estimated cost of $6,000,000 which consists of laboratory and office renovations. The Company plans to utilize capital lease arrangements to finance substantially all of these capital expenditures which will be incurred through October 1997.

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

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibits:
              --------

              Exhibit 10.39 filed herewith.

         b)   Reports on Form 8-K
              -------------------

              None.

                                  EXHIBIT INDEX


10.39 Credit agreement between the Company and Fleet National Bank dated February 28, 1997. (22)



                                    FOOTNOTES

 (22)   Filed herewith.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                                                  Genome Therapeutics Corp.


                                                  /s/ Fenel M. Eloi
                                                  -----------------
                                                  Fenel M. Eloi
                                                  (Principal Financial Officer)

                                                  Date: July 14, 1997