Form 10-K
period 1997-08-31
GENOME THERAPEUTICS CORP
filed 1997-11-28
CIK 356830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED: AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-10824

                           GENOME THERAPEUTICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                   04-2297484
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

  100 BEAVER STREET, WALTHAM, MASSACHUSETTS                       02154
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 1997 was approximately $123,461,072.

     The number of shares outstanding of the registrant's common stock as of November 24, 1997 was 18,211,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for use at its Special Meeting of Shareholders in lieu of an Annual Meeting to be held on January 26, 1998 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics-based drug discovery -- the identification and functional characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in pathogen functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. The Company has entered into several corporate collaborations in connection with its pathogen and human gene discovery programs.

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

     Although random discovery permits the rapid identification of pathogen and human genes, it generally does not provide an understanding of the function of a gene or of the gene's role in a particular disease. Any determination of function of randomly discovered genes is dependent on the detection of structural similarities, or homology, existing between the protein product of such sequenced genes and genes with a known function or the analysis of the signaling pathways both upstream and downstream from such sequenced genes.

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

     In genetic linkage mapping, DNA probes are used to detect genetic markers, regions of DNA that vary in sequence content from person to person. The position of these genetic markers on a chromosome, as detected by the DNA probes, constitutes a genetic linkage map of the chromosome. The chromosomal regions which are initially examined are those regions which have been identified as containing genes that are likely candidates for causing or predisposing an individual to the disease. Because only a limited number of human genes have been mapped to date, most genetic mapping is done genome-wide with a set of DNA probes that span the genome. By following the inheritance patterns of genetic markers and looking for the coinheritance of the genetic markers and the disease, the gene responsible for causing or predisposing an individual to that disease can be located within a specific chromosomal region. Using additional DNA probes, the chromosomal region containing the targeted disease gene can be narrowed to a region consisting of approximately 1,000,000 to 3,000,000 nucleotides in size containing between approximately 30 to 100 genes.

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

COMPANY TECHNOLOGY

     The Company applies its proprietary technologies and know-how in high-throughput sequencing, positional cloning and functional genomics in its gene discovery programs. In its pathogen programs, the Company uses its high-throughput sequencing capabilities to sequence the genomes of pathogens. In its human gene discovery programs, the Company combines its proprietary positional cloning capabilities, together with its high-throughput sequencing capabilities, in its efforts to identify human genes associated with disease. Both the Company's pathogen and human genomics programs utilize substantial bioinformatics skills to identify genes, tentatively assign them a likely function, and possibly select genes as targets for drug and vaccine development. In its pathogen program, the Company has fully developed functional genomics and drug discovery skills, including drug discovery target validation (via gene "knock-outs") and high-throughput drug discovery assay development.

  HIGH-THROUGHPUT SEQUENCING AND FINISHING

     GTC has an automated process using DNA sequencers and computers to sequence and analyze genes in its discovery research programs. Using its technology, the Company has randomly sequenced the genomes of several pathogens and various chromosomal regions of the human genome. GTC's sequencing production currently generates approximately .5 billion nucleotides of raw sequence annually.

     Finishing is the "end game" of high-throughput sequencing. It is the process of producing a complete genome once the majority of the sequence has been generated by the high-throughput shotgun process. Finishing is necessary because shotgun sequencing is a random process; the individual clones that are sequenced contain small randomly selected fragments of the complete genome. These fragments are assembled using sophisticated computer software which identifies overlapping regions of sequence and arranges the fragments into large contiguous sequence regions called "contigs". As more sequence is generated, the fragments assemble into larger contigs covering more of the genome. At an appropriate point in a sequencing project, the process moves from a random to a directed sequencing approach in order to specifically target and obtain sequence for the missing regions and, thereby, "finish" the genome sequence.

     The Company has developed a proprietary quality control process to assure a high-quality sequenced genome. Sequence quality is expressed in terms of the probability of error at any given base location in the sequence. The integrated computational and biochemical techniques used in the finishing process, when coupled with the sequence quality measurements generated by the high-throughput sequencing process, allow the Company to specify the required quality of the end-product sequence and then direct the process to achieve the desired quality level.

     Finishing is also very important in the later stages of human gene discovery where the identification of disease-associated mutations requires gene sequences of much higher quality than in the early stages of gene identification. The quality of the sequence must be such as to allow the detection of two different nucleotides in a given position.

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

FUNCTIONAL GENOMICS (PATHOGEN)

     Once the genome of a pathogen has been sequenced, the Company uses its bioinformatics expertise and the information in its proprietary and public databases to identify and locate the genes within the genome and assign features to the genes which helps identify their likely function. Relying on these assigned functions and using the criteria for the product to be developed (drug or vaccine; narrow or broad spectrum), the Company examines sequences from the genomes of various pathogens in its proprietary and public databases and from human cDNAs and the entire genome of Saccharomyces cerevisiae (bakers yeast) to select genes as potential targets for drug or vaccine development

     The criteria used for selecting gene targets against which small molecules (drugs) will be developed include such features as essentiality, uniqueness, and assayability. The gene should be essential for the survival of the organism. The gene or its protein product should have novel biochemistry or special characteristics to make it unique to the organism(s) against which the drug is to be active. In order to reduce possible side effects, such genes should be absent or have little homology to genes found in humans. The gene or its protein product should have general features which make it possible to construct high-throughput screening assays.

     If protein or polypeptide vaccines are to be developed, then the criteria used for selecting gene targets include such features as whether the protein product is likely to be secreted or found on the cell surface or in the membrane of the organism or shows homology to a major antigen in other organisms.

     For small molecule targets, the transition from bioinformatics to functional genomics begins by demonstrating that the gene is essential for the viability or virulence of the organism. That is, the gene must be required for the survival of the organism on a culture plate (in vitro) or in an animal model (in vivo). To determine the essentiality of a gene, the Company has developed high-throughput techniques for either directly or randomly inactivating, i.e. "knocking-out", specific genes within the genome of a pathogen. After targets have been validated for their biological relevance, the Company then develops screening assays for these targets. These assays include conventional biochemical assays in which the gene target is over-expressed in a recombinant host and the protein product is purified and used to develop a non-cellular, high-throughput assay. Assay systems for gene targets of unknown function include the construction of an over or under-expressing strain for use in high-throughput bio- or genetic whole cell assays.

     For vaccine targets, functional genomics begins with the demonstration that the gene product is not subject to significant antigenic variation between strains or under different growth conditions. Gene targets are then over-expressed in a recombinant host, and the resulting protein product is purified for testing in an appropriate animal model.

FUNCTIONAL GENOMICS (HUMAN)

     In many cases, the protein products of a gene or genes causing a human disease are pharmaceutically not suitable as drug discovery targets. Therefore, new targets need to be identified, based on a thorough understanding of the gene's function, including interaction with other proteins and genes. Thus, in order to bridge the gap between gene discovery and drug discovery target identification, the Company mobilized a group which solely focuses on Functional Genomics. This department is developing new technologies to accelerate the functional analysis of important disease genes, including high-throughput signaling pathway analyses in mammalian and non-mammalian systems, gene knock-outs and transgenics. This will be complemented with high-throughput drug discovery assay development skills which are already implemented in the Company's pathogen functional genomics program.

     The Company's integrated approach to gene function and signal pathway analysis is supported by multiple technology platforms. These include:

          a) Rapid analysis of differential gene expression profiles. Such analysis can be applied to identify genes differentially expressed in normal vs. disease states, or, using cellular model systems developed by the Company, of genes differentially expressed in response to conditional and controlled expression of specific disease genes.

          b) Functional expression cloning of signaling molecules, associated with and regulating specific disease pathways. This approach takes advantage of recent advances in retroviral gene transfer technologies to search for regulatory components of signaling pathways encoded by complex cDNA libraries.

          c) High-throughput protein-protein interaction screening, to identify critical interactors and regulators of disease gene-encoded protein products and their downstream signaling mediators. The Company employs various in vitro and cell-based technologies to identify physiologically relevant and novel protein-protein interactions. These include yeast and mammalian cell-based screening assays. The Company's high-throughput DNA sequencing, automation, and bioinformatics capabilities provide critical support to the gene identification process, data analysis and management, and the development of signal pathway databases.

          The identification of novel disease pathway-associated signaling molecules represents a critical step towards the selection of novel candidate therapeutic targets. Candidate targets are validated by multiple approaches, including antisense and gene "knock-out" technologies. High-throughput drug discovery assay development skills, which are already implemented in the Company's pathogen programs, will be applied to specific validated targets towards the identification of novel therapeutic agents.

GTC STRATEGY

     The Company's objective is to use its sequencing, positional cloning, functional genomics and bioinformatics capabilities to identify and validate gene targets for the development of novel therapeutic, vaccine and diagnostic products in collaboration with pharmaceutical and biotechnology company partners. The Company is using the following strategies to achieve this objective:

  SEQUENCING OF PATHOGENS

     Over the past four years, the Company has devoted a significant portion of its resources to, and obtained considerable experience in, sequencing the genomes of pathogens. The Company has randomly sequenced the genomes of several disease-causing pathogens. The Company plans to continue to identify and characterize genes of these and other pathogens for which the Company believes new or improved therapeutic, vaccine or diagnostic products represent a significant commercial opportunity. In particular, the Company plans to focus its efforts on pathogens where the incidence of antibiotic resistance or other factors limit the use or efficacy of currently available therapies, creating a need for novel antibiotics and vaccines. The Company believes its pathogen gene discovery programs will lead to product development candidates more quickly than human gene discovery efforts.

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

  STRATEGIC COLLABORATIONS

     The Company continues to seek strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy is designed to provide the Company access to the scientific and product development expertise of its partners and permit the Company to benefit from the commercialization of products based on the Company's gene discoveries without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to license (either exclusively or non-exclusively) to its partners most rights to therapeutic products and vaccines (and, depending upon the gene, diagnostic products) which may be developed from the particular genetic database licensed-out by the Company. In exchange, the Company generally expects to receive a combination of up-front license fees, research funding, milestone payments and royalty payments on product sales. Through August 1997, the Company has entered into three collaborations, two of which relates to pathogens and one which relates to asthma genetics. The collaboration with Astra is for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori, and the one with Schering-Plough is providing for the use by Schering-Plough of the genomic sequence of Staph. aureus to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms.

  GOVERNMENT GRANTS AND CONTRACTS

     The Company has served as one of the primary researchers under genomic programs sponsored by the United States government programs. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel. From January 1991 through August 1997, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. However, as of the end of fiscal 1997, the Company has substantially reduced its reliance on government grants and contracts as it implements its commercial strategy.

  NON-EXCLUSIVE DATABASE SUBSCRIPTIONS

     In May 1997, the Company introduced to the market a database of genomic information from over a dozen pathogens and fungi, PathoGenome(TM). This database is available through non-exclusive subscriptions to pharmaceutical and other drug discovery companies. Together with the sequence modules, GTC will offer some functional genomics modules which would allow for exclusive collaborations. As of August 31, 1997, the Company had subscribed one customer to the PathoGenome(TM) database; however, subsequent to the fiscal year end, the company added two additional subscribers to the PathoGenome(TM) database.

  DRUG DEVELOPMENT PROGRAMS

     In order to maximize the commercial utilization of novel drug discovery targets derived from GTC's genomics approach, the Company's alliance strategy with pharmaceutical companies will be complemented with internal drug discovery programs. These internal drug discovery efforts were initially focused in the Pathogen area, since GTC has extensive expertise in this field based on its existing pharmaceutical alliances. The non-exclusive business strategy of the PathoGenome(TM) database allows GTC to choose its own drug discovery targets. The Company's internal programs include drug discovery target validation through gene knock-outs, protein expression and purification, development of high-throughput assays, and -- via external collaborations -- lead compounds identification and lead optimization. In the second phase of the Company's drug development program, the expertise from the Pathogen drug discovery efforts will be transferred to select targets derived from its Human Genetics and Functional Genomics Program.

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

  PATHOGEN PROGRAMS

     Antibiotics are the standard therapy for bacterial and fungal infections. During the twelve month period ended August 1997, approximately 300 million prescriptions for antibiotics were written in the United States for such infections and approximately $7 billion was expended in the United States for oral and injectable antibiotics. The approximately 100 antibiotics in use in the United States today are primarily variations of a small number of original antibiotic compounds. In the past decade, a growing number of infections have been caused by pathogens which are becoming resistant to an increasing number of currently available antibiotics. This problem of growing resistance to antibiotics is particularly problematic in the approximately 6,500 acute care hospitals in the United States in which approximately 2.1 million patients each year develop infections. Examples of pathogens that have exhibited resistance to a number of current antibiotics include Staph., M. tuberculosis, Streptococcus pneumonia, and Enterococcus. To date, the primary response of pharmaceutical companies to the resistance problem has been to modify existing antibiotics. However, in many cases, the pathogens that are the targets of these antibiotics have further mutated, often quite rapidly, and thereby developed resistance to the modified antibiotics. The Company believes that the development of novel antibiotics and vaccines based on new pathogen targets identified using genomic information may be less prone to the rapid development of resistance than antibiotics that are only modified versions of existing drugs.

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

     The most common medication for treating peptic ulcers are anti-secretory drugs, such as H2 antagonists (e.g., Tagamet(TM) and Zantac(TM)), and proton pump inhibitors (e.g., Prilosec(TM)). Although anti-secretory drugs reduce ulcer symptoms by inhibiting gastric acid secretion, they do not eradicate the H. pylori which is the primary cause of the disease. In 1994, the market for such drugs for the treatment of ulcers totaled approximately $7 billion worldwide. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of H. pylori and involves the administration of antibiotics, often in combination with bismuth or anti-secretory drugs. The most effective antibiotic treatments may be complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

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

     Atherosclerosis. The Company's atherosclerosis programs focuses on identifying genes which regulate high density lipoproteins (HDL). Epediomiological studies in man and animal experimentation have established that HDL is a major risk factor for atherosclerosis. Although there is strong evidence for genetic determinants, genes that regulate HDL levels have not yet been identified. In addition, there currently are no effective drugs for raising HDL levels. Given these opportunities, the company is using positional cloning to identify genes regulating HDL levels for the purpose of defining new atherosclerotic drug discovery targets.

     Cancer Program. The Company's strategy is to identify novel signaling molecules in cellular pathways that control tumor cell survival and are linked to the most commonly mutated cancer genes known to date, such as the p53 tumor suppressor gene. Multiple technology platforms are used to paint a comprehensive picture of such cancer gene signaling pathways. These include tools for the development of biological model systems, differential gene expression profiling, functional expression cloning, and protein-protein interaction analysis.

     The identification of cancer pathway signaling molecules is expected to provide an important resource of new therapeutic targets whose inhibition selectively sensitizes tumor cells to cell death, and, thus, the development of novel anticancer agents that may be administered either alone or in combination with currently known chemotherapeutic agents to inhibit tumor growth.

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

     Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 are creditable against any future royalties payable to GTC by Astra under the agreement. The Company received approximately $10.7 million in license fees, expense allowances and research funding under the Astra agreement through August 31, 1997. For the Company's fiscal years ended August 31, 1995, 1996 and 1997, revenue recognized by the Company under its agreement with Astra accounted for approximately 31%, 21% and 15%, respectively, of the Company's total revenue. Astra is obligated to provide funding for the research program for a minimum of two and one-half years. On July 21, 1997, Astra elected to extend the research program to at least September 1998.

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

     Under the agreement, Schering-Plough has agreed to pay the Company a minimum of $13.3 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional approximately $30.2 million in research funding and milestone payments. The Company received approximately $11.9 million in an up-front license fee, research funding and milestone payments through August 31, 1997. For the Company's fiscal years ended August 31, 1996 and 1997, revenue recognized by the Company under its agreement with Schering-Plough accounted for approximately 37% and 17%, respectively, of the Company's total revenue.

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

     In December 1996, the Company entered into its second research collaboration and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput positional cloning, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products based on the rights to develop and commercialize diagnostic products that may result from this collaboration.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development objectives. The company received approximately $5.8 million in up-front license fees, research funding and expense allowances through August 31, 1997. For the Company's fiscal year ended August 31, 1997, revenue recognized under this agreement with Schering-Plough accounted for approximately 23% of the Company's total revenue.

  Government Collaborations

     Since 1989, the Company has been awarded a number of grants and contracts by various agencies of the United States government pursuant to the government's genomics programs. The scope of the research covered by the grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects.

     Under the government grants, the Company has, subject to certain rights of the government described below, exclusive ownership rights to any commercial applications of inventions first reduced to practice under the grants, including all gene discoveries and technology improvements created or discovered. The Company is strongly encouraged under certain of the government grants to make data and materials resulting from the research public within 180 days from the date such data and materials are developed. Under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other inventions developed solely by the Company under the contracts. The government also retains certain rights, described below under the caption "Patents and Proprietary Technology", to the inventions first reduced to practice by the Company under the government grants and contracts. The Company currently has two principal government research contracts, one with the National Institute of Neurological Disorders and Stroke relating to the preparation of DNA samples for sequencing, the isolation of DNA fragments and genotyping, and one with the NIMH relating to the identification of genes responsible for manic depressive illness. See "Patent and Proprietary Technology" and "Human Gene Discovery Programs -- Other Programs."

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

     From January 1991 through August 1997, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. These grants and research contracts are typically funded annually and are subject to the appropriation by the United States Congress of funding in each year. In addition, funding under these grants and contracts may be discontinued or reduced at any time by the United States Congress. For the Company's fiscal year ended August 31, 1997, the Company recognized revenue under its government collaborations of $4.5 million which accounted for approximately 23% of the Company's total revenue.

DATABASE SUBSCRIPTIONS

     Bayer AG. In May 1997, the Company entered into a license agreement with Bayer AG, (Bayer) to provide Bayer with a non-exclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Bayer with periodic data updates, analysis tools and software support. Under the agreement, Bayer has agreed to pay a license fee, annual subscription fee and royalties on any molecules developed as a result of access to the information provided by Pathogenome(TM). The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products. For the Company's fiscal year ended August 31, 1997, revenue recognized under this agreement with Bayer accounted for approximately 3% of the Company's total revenue.

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

COMPETITION

     The Company faces intense competition both with respect to its human gene and pathogen gene discovery programs. There is a finite number of genes in the human genome and the Company believes virtually all of such genes will be identified albeit largely without known function. The Company also believes that the primary genes that cause or predispose individuals to most common diseases will eventually be identified and characterized. In addition, the Company believes that the genomes of many commercially important pathogens will be sequenced within the next three years.

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

MANUFACTURING AND MARKETING

     The Company does not generally expect to directly manufacture or market products in the near term. However, the Company may, in the future, consider taking such actions if it believes they are appropriate under the circumstances. The Company has no recent experience in developing pharmaceutical products or in manufacturing or marketing products. The Company may not have the resources to develop or manufacture or market by itself any products based on genes identified by it. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant additional personnel and comply with the extensive "good manufacturing practice" regulations applicable to such a facility. In addition, if any products produced at the Company's facilities were regulated as biologics, the Company would be required to file and obtain approval of an ELA for its facilities.

HUMAN RESOURCES

     As of August 31, 1997, the Company had 211 full-time employees, of whom 187 were engaged in research and development activities, and 24 in general and administrative functions. Thirty-nine of the Company's employees hold Ph.D. degrees and 55 others hold other advanced degrees.

     None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACILITIES

     The Company's executive offices and its research and development activities are conducted at facilities located at 100 Beaver Street and 1365 Main Street, Waltham Massachusetts. The Company's executive offices and laboratories are located at 100 Beaver Street, Waltham Massachusetts, where the Company has leased approximately 80,000 square feet of space expiring November 15, 2006 with options to extend for two consecutive five-year periods. The Company has additional labs at 1365 Main Street where the Company has leased approximately 14,000 square feet of space under a lease expiring December 31, 1997. The Company plans to consolidate its operations at its Beaver Street facility during fiscal 1998 at an estimated cost of $6,500,000 which consists of office and laboratory renovations. As of August 31, 1997, the Company had incurred approximately $847,000 of capital improvements and plans to spend an estimated $5,653,000 during fiscal 1998 on this renovation project.

     During fiscal 1997, the Company incurred aggregate rental costs, excluding maintenance, taxes and utilities, for all facilities of approximately $949,000. The aggregate minimum rental cost to be paid in fiscal 1998 is expected to be approximately $1,015,000.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter of the Company during 1997 and 1996 as furnished by the National Association of Securities Dealers Quotation System.

                                              1997               1996
                                         --------------     --------------
                                          HIGH     LOW       HIGH     LOW
                                         ------   -----     ------   -----
        First Quarter.................   10 1/2   7 3/8      8 1/2   6 5/8
        Second Quarter................   12 1/2   8 5/8     15       7
        Third Quarter.................   10 1/8   5 7/8     15       8 1/2
        Fourth Quarter................    8 7/8   6 1/2     12 1/8   6 1/8

     As of November 24, 1997, there were approximately 1,305 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

 FOR THE YEAR ENDED AUGUST 31,      1993          1994          1995          1996           1997
-------------------------------  -----------   -----------   -----------   -----------   ------------
Revenues:
  Collaborative research,
     licenses, subscription
     fees and service..........  $ 1,114,864   $   251,529   $ 3,870,620   $12,548,724   $ 11,550,786
  Government research..........    5,021,975     6,077,346     7,014,280     6,795,393      4,454,828
  Royalties....................      139,713       148,458        90,541       127,112        647,150
  Interest income..............      173,788       141,584       231,662     1,785,164      2,965,866
  Total........................  $ 6,450,340   $ 6,618,917   $11,207,103   $21,256,393   $ 19,618,630
Net income (loss)..............  $(3,481,857)  $(1,078,718)  $   585,204   $ 1,920,710   $(11,302,391)
Net income (loss) per common
  share........................  $     (0.33)  $     (0.10)  $      0.05   $      0.11   $      (0.64)
Weighted average common and
  common equivalent shares.....   10,668,628    11,097,224    12,961,734    18,129,794     17,617,614
Cash, cash equivalents,
  restricted cash and long and
  short-term marketable
  securities...................  $ 3,915,306   $ 4,311,854   $ 9,011,247   $53,768,562   $ 47,843,597
Working capital................    3,264,454     3,244,260     5,498,782    25,904,641     35,868,618
Total assets...................    5,288,691     5,910,682    11,528,674    63,279,017     60,688,379
Shareholders' equity...........    3,676,333     4,224,555     7,238,503    54,312,758     43,946,197

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the field of genomics-based drug discovery -- the identification and functional characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in the field. The Company's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. The Company has entered into several corporate collaborations in connection with its pathogen and human gene discovery programs.

     The Company does not anticipate revenues from product sales on a sustained basis until such time that products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies generating revenues from licensing fees, sponsored research and milestone payments. Additionally, the Company will sell non-exclusive access to its proprietary genome sequence database, PathoGenome(TM). These collaborations are expected to result in the discovery and commercialization of novel therapeutics, vaccines and diagnostics, generating royalty payments to the Company from product sales downstream. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years.

     For the past several years, the Company's primary sources of revenue have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. As of August 31, 1997, the Company had three collaborative research agreements and one subscriber to its proprietary genome sequence database, PathoGenome(TM). In September 1997, subsequent to fiscal year end, the Company entered into its fourth collaborative research agreement and added two additional subscribers to its PathoGenome(TM) database. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H.

Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, subsequent to the fiscal year end, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections. In May 1997, the Company sold its first subscription to its proprietary genome sequence database, PathoGenome(TM) to Bayer AG ("Bayer"). Under the agreement, Bayer will receive nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms. In September 1997, subsequent to the fiscal year end, the Company sold two additional subscriptions to its PathoGenome(TM) database to Bristol-Myers Squibb and Schering-Plough.

     For fiscal 1995, 1996, and 1997, the Company expended $7,892,000, $14,074,000 and $26,524,000, respectively, on research and development, of which $6,414,000, $6,150,000 and $4,455,000, respectively, was sponsored by the United States government. As of August 31, 1997, the Company had outstanding approximately $2,968,000 of government research grants and contracts under which services were yet to be performed. These grants and contracts call for services to be performed over the next 30 months. The Company's government grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by Congress. As of August 31, 1997, the funded portion of these grants and contracts was $2,416,000. For fiscal 1995, 1996 and 1997, revenue recognized pursuant to United States government grants and research contracts accounted for approximately 63%, 32% and 23%, respectively, of the Company's total revenues. The Company expects government revenue, in absolute dollars and as a percentage of total revenues, to decline in the future periods as the Company focuses its resources towards company-sponsored research and development programs in order to pursue its strategy of attaining additional corporate partnerships with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able to pursue this strategy successfully.

     The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $44,556,000 at August 31, 1997. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, reliance on United States government funding, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

  REVENUE

     Total revenues decreased 8% from $21,256,000 in fiscal 1996 to $19,619,000 in fiscal 1997 and increased 90% from $11,207,000 in fiscal 1995 to $21,256,000 in fiscal 1996. Collaborative research, licenses and subscription fees decreased 8% from $12,549,000 in fiscal 1996 to $11,551,000 in fiscal 1997 due to lower license fees and milestone payments received in fiscal 1997 under the Company's collaborative research agreements with Astra and Schering-Plough. Collaborative research, licenses and subscription fees increased 224% from $3,871,000 in fiscal 1995 to $12,549,000 in fiscal 1996 primarily due to revenue received in fiscal 1996 under the Company's collaborative research agreements with Astra and Schering-Plough of $4,539,000 and $7,868,000, respectively, consisting of milestone payments, license fees and sponsored research.

     Government research revenue decreased 34% from $6,795,000 in fiscal 1996 to $4,455,000 in fiscal 1997 and decreased 3% from $7,014,000 in fiscal 1995 to $6,795,000 in fiscal 1996. The decrease in government research revenue in both fiscal 1996 and 1997 was primarily attributable to a shift in personnel from government research programs to Company sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM). Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses. The Company expects government research revenue to continue to decrease, in absolute dollars and as a percentage of total revenues, in the future periods as the Company continues to focus its resources in company-sponsored research and development programs in order to obtain additional corporate partnerships.

     The Company had royalty revenue of $91,000, $127,000 and $647,000 in fiscal 1995, 1996 and 1997, respectively, from the Company's rennin patent. In October 1996, the Company assigned its rights to the rennin patent to Pfizer, Inc. for $671,000 and no further royalties will be received.

     Interest income increased 66% from $1,785,000 in fiscal 1996 to $2,966,000 in fiscal 1997 and increased 671% from $232,000 in fiscal 1995 to $1,785,000 in fiscal 1996 reflecting the increase in funds available for investment as a result of (i) proceeds received from the sale of Common Stock through a public offering in February 1996, (ii) the sale of Common Stock in a private placement in March 1995 and (iii) payments received under the Company's collaborative agreements.

  COST AND EXPENSES

     Total cost and expenses, excluding noncash charges for stock option grants, increased 81% from $17,015,000 in fiscal 1996 to $30,842,000 in fiscal 1997 and increased 61% from $10,596,000 in fiscal 1995 to $17,015,000 in fiscal 1996.
Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 179% from $7,924,000 in fiscal 1996 to $22,069,000 in fiscal 1997 and increased 436% from $1,478,000 in fiscal 1995 to $7,924,000 in fiscal 1996. The increase in research and development expenses in both fiscal 1996 and fiscal 1997 was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in the future periods, particularly with respect to its fungal, osteoporosis, atherosclerosis, oncology and functional genomics projects.

     The cost of government research decreased 28% from $6,150,000 in fiscal 1996 to $4,455,000 in fiscal 1997 and decreased 4% from $6,414,000 in fiscal 1995 to $6,150,000 in fiscal 1996. The decrease in cost of government research in both fiscal 1996 and fiscal 1997 was due primarily to a decrease in government research revenue. Cost of government research, as a percentage of government research revenue, was 100%, 91% and 91% in fiscal 1997, 1996 and 1995, respectively.

     Selling, general and administrative expenses increased 35% from $2,727,000 in fiscal 1996 to $3,686,000 in fiscal 1997 and increased 4% from $2,618,000 in fiscal 1995 to $2,727,000 in fiscal 1996. The increase in selling, general and administrative expenses in fiscal 1997 was primarily due to increases in payroll and related expenses and legal fees. The increase in legal fees in fiscal 1997 was directly attributable to the Company's new collaborative agreements with Schering-Plough, Bayer and Bristol-Myers Squibb. The increase in selling, general and administrative expenses in fiscal 1996 was primarily due to increases in payroll and related expenses and consulting fees.

     Interest expense increased 195% from $214,000 in fiscal 1996 to $631,000 in fiscal 1997 and increased 150% from $86,000 in fiscal 1995 to $214,000 in fiscal 1996. The increase in interest expense for each period was attributable to increases in the Company's outstanding balance under its capital lease arrangements.

     In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. Additionally, in March 1997, the Company granted options valued at approximately $51,000 to certain consultants in lieu of cash for services. The Company recorded $79,000, $2,320,000 and $26,000 as compensation expense in fiscal 1997, 1996 and 1995, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     Since September 1, 1992, the Company's primary sources of cash have been revenue from government grants and contract, revenue from collaborative research agreements and subscription fees, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

     In fiscal 1995, the Company received net proceeds of approximately $2,403,000 from the private sale of common stock and warrants and the exercise of stock options. In August 1995, the Company entered into a collaborative research agreement with Astra under which it received $3,500,000.

     In fiscal 1996, the Company received approximately $11,671,000 in collaborative payments from its collaborative partners consisting of an up-front license fee, milestone payments and sponsored research funding. In fiscal 1996, the Company closed a public offering of 3,000,000 shares of its common stock at $13.00 per share, resulting in proceeds of approximately $36,007,000, net of issuance costs. The Company also sold an additional 450,000 shares of its common stock in the underwriter's over-allotment, resulting in proceeds of $5,515,000, net of issuance costs. Additionally, the Company received proceeds of $1,311,000 from the issuance of 534,831 shares of common stock from the exercise of stock options and warrants during fiscal 1996.

     In fiscal 1997, the Company received payments of $13,496,000 from its collaborative partners consisting of an up-front license fee, subscription fee, expense allowance, milestone payments and sponsored research funding.

     As of August 31, 1997, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $47,844,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. At August 31, 1997, the Company had approximately $6,420,000 available under these arrangements for future borrowings and had an outstanding balance of approximately $10,744,000 which is repayable over the five year period ending August 2002. Under one of these arrangements, the Company received a $2,500,000 advance in July 1997 to finance office and laboratory renovations at its Beaver Street facility of which approximately $1,653,000 had not been expended at August 31, 1997.

     The Company's operating activities used cash of approximately $4,757,000 in fiscal 1997 and provided cash of approximately $2,976,000 and $2,693,000 in fiscal 1996 and 1995, respectively. The Company primarily used cash in fiscal 1997 to fund the Company's operating loss which was partially offset by increases in deferred revenue, accounts payable and accrued liabilities. Net cash provided in fiscal 1995 and 1996 was comprised primarily of deferred revenue, accounts payable, accrued liabilities and operating income.

     The Company's investing activities provided cash of approximately $2,257,000 and $5,600 in fiscal 1997 and 1995, respectively, and used cash of approximately $40,258,000 in fiscal 1996. The Company used cash primarily for purchases of marketable securities and to a lesser extent the purchase of equipment and leasehold improvements. In addition, the Company financed $1,340,000, $4,724,000 and $5,843,000 of property and equipment in fiscal 1995,
1996 and 1997, respectively, under equipment financing arrangements.

     Capital expenditures totaled $6,138,000 during fiscal 1997 consisting of laboratory, computer and office equipment. The Company currently estimates that it will acquire approximately $6,200,000 in capital equipment in fiscal 1998 consisting of primarily computer and laboratory equipment which it intends to finance under existing and new financing arrangements. The Company also plans to consolidate its operations at its Beaver Street facility during fiscal 1998 at an estimated cost of $6,500,000 which consists of office and laboratory renovations. As of August 31, 1997, the Company had incurred approximately $847,000 of capital improvements and plans to spend an estimated $5,653,000 during fiscal 1998 on this renovation project. The Company plans to utilize existing and new capital lease and equipment financing arrangements to finance substantially all of these capital improvements.

     Financing activities provided cash of approximately $422,000, $42,075,000 and $2,074,000 in fiscal 1997, 1996 and 1995, respectively, primarily from the sale of equity securities and the exercise of stock options and warrants, net of payments of capital lease obligations.

     At August 31, 1997, the Company had net operating loss and tax credit carryforwards of approximately $49,065,000 and $1,128,000, respectively. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company does not believe it has experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to General Instruction G(3) to Form 10-K, the information required for Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Company's proxy statement for the Special Meeting of Shareholders in Lieu of an Annual Meeting to be held on January 26, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants....................................................................     F-2
Consolidated Balance Sheets as of August 31, 1996 and 1997..................................................     F-3
Consolidated Statements of Operations for the Years Ended August 31, 1995, 1996 and  1997...................     F-4
Consolidated Statements of Shareholders' Equity for the Years Ended August 31, 1995, 1996 and 1997..........     F-5
Consolidated Statements of Cash Flows for the Years Ended August 31, 1995, 1996 and 1997....................     F-6
Notes to Consolidated Financial Statements..................................................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corp.:

     We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiaries (a Massachusetts corporation) as of August 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
October 10, 1997

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      AUGUST 31,
                                                                              ---------------------------
                                                                                 1996            1997
                                                                              -----------     -----------
                                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................................  $10,679,287     $ 8,602,698
  Marketable securities.....................................................   17,429,488      34,814,601
  Accounts receivable.......................................................    1,338,418          55,142
  Interest receivable.......................................................    1,296,657       1,280,611
  Unbilled costs and fees...................................................      345,773         140,320
  Note receivable from officer..............................................           --         160,000
  Prepaid expenses and other current assets.................................      552,903         408,240
                                                                              -----------     -----------
         Total current assets...............................................   31,642,526      45,461,612
                                                                              -----------     -----------
Equipment and Leasehold Improvements, at cost:
  Laboratory and scientific equipment.......................................    6,403,221      11,855,630
  Equipment and furniture...................................................      581,533         792,342
  Leasehold improvements....................................................    1,939,545       1,964,981
  Construction-in-progress..................................................       77,027       1,111,526
                                                                              -----------     -----------
                                                                                9,001,326      15,724,479
Less -- Accumulated depreciation............................................    3,266,068       5,352,999
                                                                              -----------     -----------
                                                                                5,735,258      10,371,480
Restricted Cash.............................................................      195,500         301,500
Long-Term Marketable Securities.............................................   25,464,287       4,124,798
Other Assets................................................................      241,446         428,989
                                                                              -----------     -----------
                                                                              $63,279,017     $60,688,379
                                                                              ===========     ===========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................................  $   864,279     $ 1,288,391
  Accrued expenses..........................................................    1,731,220       2,373,788
  Deferred revenue..........................................................    1,035,504       2,335,695
  Current maturities of long-term obligations...............................    2,106,882       3,595,120
                                                                              -----------     -----------
         Total current liabilities..........................................    5,737,885       9,592,994
                                                                              -----------     -----------
Long-Term Obligations, net of current maturities............................    3,228,374       7,149,188
                                                                              -----------     -----------
Commitments and Contingencies (Note 4)
Shareholders' Equity:
  Common stock, $.10 par value --
    Authorized -- 34,375,000 shares
    Issued and outstanding -- 17,460,966 and 17,782,929 shares at August 31,
     1996 and 1997, respectively............................................    1,746,097       1,778,293
  Series B restricted stock, $.10 par value --
    Authorized -- 625,000 shares
    Issued and outstanding -- none..........................................           --              --
  Additional paid-in capital................................................   86,067,176      86,942,034
  Accumulated deficit.......................................................  (33,253,515)    (44,555,906)
  Deferred compensation.....................................................     (247,000)       (218,224)
                                                                              -----------     -----------
         Total shareholders' equity.........................................   54,312,758      43,946,197
                                                                              -----------     -----------
                                                                              $63,279,017     $60,688,379
                                                                              ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED AUGUST 31,
                                                     --------------------------------------------
                                                        1995            1996             1997
                                                     -----------     -----------     ------------
Revenues:
  Collaborative research, licenses and subscription
     fees..........................................  $ 3,870,620     $12,548,724     $ 11,550,786
  Government research..............................    7,014,280       6,795,393        4,454,828
  Royalties........................................       90,541         127,112          647,150
  Interest income..................................      231,662       1,785,164        2,965,866
                                                     -----------     -----------     ------------
          Total revenues...........................   11,207,103      21,256,393       19,618,630
                                                     -----------     -----------     ------------
Costs and Expenses:
  Research and development.........................    1,478,247       7,924,113       22,068,996
  Cost of government research......................    6,414,148       6,150,234        4,454,828
  Selling, general and administrative..............    2,617,787       2,726,855        3,686,385
  Interest expense.................................       85,759         214,264          631,442
  Noncash charge for stock option grants...........       25,958       2,320,217           79,370
                                                     -----------     -----------     ------------
          Total costs and expenses.................   10,621,899      19,335,683       30,921,021
                                                     -----------     -----------     ------------
          Net income (loss)........................  $   585,204     $ 1,920,710     $(11,302,391)
                                                     ===========     ===========     ============
Net Income (Loss) per Common Share:
  Primary..........................................  $      0.05     $      0.11     $       (.64)
                                                     ===========     ===========     ============
  Fully diluted....................................  $      0.04     $        --     $         --
                                                     ===========     ===========     ============
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding:
  Primary..........................................   12,961,734      18,129,794       17,617,614
                                                     ===========     ===========     ============
  Fully diluted....................................   13,036,741              --               --
                                                     ===========     ===========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              COMMON STOCK          ADDITIONAL                                     TOTAL
                         -----------------------     PAID-IN     ACCUMULATED      DEFERRED     SHAREHOLDERS'
                           SHARES       AMOUNT       CAPITAL       DEFICIT      COMPENSATION      EQUITY
                         ----------   ----------   -----------   ------------   ------------   -------------
BALANCE, AUGUST 31,
  1994.................  11,778,946   $1,177,894   $38,833,865   $(35,759,429)   $   (27,775)   $  4,224,555
  Exercise of stock
     options...........     244,166       24,417       394,982             --             --         419,399
  Amortization of
     deferred
     compensation......          --           --            --             --         25,958          25,958
  Sale of common stock
     and warrants......   1,453,023      145,302     1,838,085             --             --       1,983,387
  Net income...........          --           --            --        585,204             --         585,204
                         ----------   ----------   -----------   ------------    -----------    ------------
BALANCE, AUGUST 31,
  1995.................  13,476,135    1,347,613    41,066,932    (35,174,225)        (1,817)      7,238,503
  Exercise of stock
     options, including
     tax effects.......     496,756       49,676     1,151,079             --             --       1,200,755
  Exercise of
     warrants..........      38,075        3,808       106,643             --             --         110,451
  Deferred compensation
     from grant of
     stock options.....          --           --     2,565,400             --     (2,565,400)             --
  Amortization of
     deferred
     compensation......          --           --            --             --      2,320,217       2,320,217
  Sale of common
     stock.............   3,450,000      345,000    41,177,122             --             --      41,522,122
  Net income...........          --           --            --      1,920,710             --       1,920,710
                         ----------   ----------   -----------   ------------    -----------    ------------
BALANCE, AUGUST 31,
  1996.................  17,460,966    1,746,097    86,067,176    (33,253,515)      (247,000)     54,312,758
  Exercise of stock
     options...........     321,963       32,196       824,264             --             --         856,460
  Deferred compensation
     from grant of
     stock options.....          --           --        50,594             --        (50,594)             --
  Amortization of
     deferred
     compensation......          --           --            --             --         79,370          79,370
  Net loss.............          --           --            --    (11,302,391)            --     (11,302,391)
                         ----------   ----------   -----------   ------------    -----------    ------------
BALANCE, AUGUST 31,
  1997.................  17,782,929   $1,778,293   $86,942,034   $(44,555,906)   $  (218,224)   $ 43,946,197
                         ==========   ==========   ===========   ============    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED AUGUST 31,
                                                           ----------------------------------------------
                                                              1995             1996              1997
                                                           -----------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................   $   585,204     $  1,920,710      $(11,302,391)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
    Depreciation and amortization.......................       350,230          887,907         2,382,286
    Loss on disposal of fixed assets....................            --               --           227,864
    Deferred compensation...............................        25,958        2,320,217            79,370
    Changes in assets and liabilities--
       Accounts receivable..............................        77,544       (1,057,514)        1,283,276
       Interest receivable..............................       (47,186)      (1,216,768)           16,046
       Unbilled costs and fees..........................       (29,960)         (86,768)          205,453
       Loan to officer..................................            --               --          (160,000)
       Prepaid expenses and other current assets........       (27,754)        (502,763)          144,663
       Accounts payable.................................       124,568          454,997           424,112
       Accrued expenses.................................       897,974           (5,349)          642,568
       Deferred contract revenue........................       736,057          261,456         1,300,191
                                                           -----------     ------------      ------------
         Total adjustments..............................     2,107,431        1,055,415         6,545,829
                                                           -----------     ------------      ------------
         Net cash provided by (used in) operating
           activities...................................     2,692,635        2,976,125        (4,756,562)
                                                           -----------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities....................    (5,332,248)     (49,553,183)      (20,575,625)
  Proceeds from the sale of marketable securities.......     6,000,000        9,000,000        24,530,000
  Purchases of equipment and leasehold improvements.....       (97,016)        (164,211)       (1,370,028)
  (Increase) decrease in restricted cash................      (689,797)         588,971          (106,000)
  (Increase) decrease in other assets...................       124,687         (129,233)         (220,850)
                                                           -----------     ------------      ------------
         Net cash provided by (used in) investing
           activities...................................         5,626      (40,257,656)        2,257,497
                                                           -----------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, including tax
    benefits............................................       419,399        1,200,755           856,460
  Proceeds from the exercise of warrants................            --          110,451                --
  Proceeds from sale of common stock and warrants.......     1,983,387       41,522,122                --
  Proceeds from long-term obligations...................            --               --         2,500,000
  Payments on long-term obligations.....................      (329,025)        (758,694)       (2,933,984)
                                                           -----------     ------------      ------------
         Net cash provided by financing activities......     2,073,761       42,074,634           422,476
                                                           -----------     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     4,772,022        4,793,103        (2,076,589)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............     1,114,162        5,886,184        10,679,287
                                                           -----------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR..................   $ 5,886,184     $ 10,679,287         8,602,698
                                                           ===========     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year.........................   $    85,759     $    214,264           631,442
                                                           ===========     ============      ============
  Income taxes paid during the year.....................   $     6,824     $     43,240            36,612
                                                           ===========     ============      ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital
    leases..............................................   $ 1,340,611     $  4,723,678      $  5,843,037
                                                           ===========     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Genome Therapeutics Corp. (the Company) is a leader in the field of genomics-based drug discovery -- the identification and functional characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in pathogen functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes.

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

  (a) Revenue Recognition

     Research and contract revenues are derived from government grants and contract arrangements as well as collaborative agreements with pharmaceutical companies. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees and royalties are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

     Subscription fee revenues from the PathoGenome(TM) database are recognized ratably over the life of the subscription agreement.

  (b) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to seven years. The majority of the Company's equipment and leaseholds are financed through capital leases. Construction-in-progress primarily consists of renovations and expansions of the Company's headquarters.

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

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

     This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending August 31, 1998. For the years ended August 31,

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

1995, 1996 and 1997, basic earnings per share would have been $.05, $.12 and $(.64), respectively. Diluted earnings per share would have been $.04, $.11 and $(.64), respectively, for the same periods.

  (d) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and marketable securities balances with several nonaffiliated institutions.

     The Company had revenues from the following significant customers:

                                                                       PERCENTAGE OF
                                                      NUMBER OF       TOTAL REVENUES
                                                      SIGNIFICANT   -------------------
                                                      CUSTOMERS      A       B       C
                                                      ---------     ---     ---     ---
        Year Ended August 31,
          1995......................................    2            31%     63%     --%
          1996......................................    3            21      32      37
          1997......................................    3            15      23      41

     The Company had the following significant accounts receivable balances from the following customers:

                                                                           PERCENTAGE
                                                                          OF ACCOUNTS
                                                           NUMBER OF       RECEIVABLE
                                                           SIGNIFICANT   --------------
                                                           CUSTOMERS       A        B
                                                           ---------     -----    -----
        As of August 31,
          1996...........................................      2           25%      75%
          1997...........................................      1          100%      --%

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

  (g) Loan to Officer

     On December 6, 1996, the Company loaned $160,000 to an officer of the Company. The loan bears interest at prime plus 1% and is due August 31, 1998.

  (h) Reclassifications

     The Company has reclassified certain prior year information to conform with the current year's presentation.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At August 31, 1997, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities.

     The aggregate fair value and costs of the investments at August 31, 1996 and 1997 were as follows:

                                                  1996                          1997
                                        -------------------------     -------------------------
                                         AMORTIZED      MARKET         AMORTIZED      MARKET
                 MATURITY                  COST          VALUE           COST          VALUE
    ----------------------------------  -----------   -----------     -----------   -----------
    Less than one year--
      Corporate and other debt
         securities...................  $17,429,488   $17,413,011     $34,814,601   $34,806,434
    Greater than one year--
      U.S. Government and agency
         securities...................  $ 2,998,931   $ 2,988,420     $   654,529   $   657,406
      Corporate and other debt
         securities (average maturity
         of 1.7 and 1.5 years in 1996
         and 1997, respectively)......   22,465,356    22,296,279       3,470,269     3,462,547
                                        -----------   -----------     -----------   -----------
                                        $25,464,287   $25,284,699     $ 4,124,798   $ 4,119,953
                                        ===========   ===========     ===========   ===========

     The Company has $195,500 and $301,500 in restricted cash at August 31, 1996 and 1997, respectively, in connection with certain long-term obligations (see
Note 5).

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

     At August 31, 1997, the Company had net operating loss and tax credit carryforwards of approximately $49,065,000 and $1,128,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. In the years ended August 31, 1995 and 1996, the Company utilized approximately $1,100,000 and $4,398,000, respectively, of net operating loss carryforwards to offset taxable income. In the year ended August 31, 1997, the Company did not utilize any loss carryforwards.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

     The net operating loss carryforwards and tax credits expire approximately as follows:

                                                  NET OPERATING       RESEARCH         INVESTMENT
                                                      LOSS           TAX CREDIT        TAX CREDIT
    EXPIRATION DATE                               CARRYFORWARDS     CARRYFORWARDS     CARRYFORWARDS
    ---------------                               -------------     -------------     -------------
    1997........................................   $        --         $ 80,000          $103,000
    1998........................................     6,886,000          208,000            90,000
    1999........................................     5,039,000          273,000           143,000
    2000........................................     3,829,000           84,000            75,000
    2001........................................     4,812,000           24,000             3,000
    2002-2011...................................    28,498,000            8,000            37,000

     The components of the deferred tax assets recognized in the Company's balance sheet at the respective dates are as follows:

                                                                       AUGUST 31,
                                                              -----------------------------
                                                                  1996             1997
                                                              ------------     ------------
    Net operating loss carryforwards........................  $ 11,997,000     $ 17,743,000
    Research and development credits........................       677,000          677,000
    Investment tax credits..................................       451,000          451,000
    Other, net..............................................     1,173,000        1,856,000
                                                              ------------     ------------
                                                                14,298,000       20,727,000
    Valuation allowance.....................................   (14,298,000)     (20,727,000)
                                                              ------------     ------------
                                                              $         --     $         --
                                                              ============     ============

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

(4)  COMMITMENTS

  (a)  Lease Commitments

     At August 31, 1997, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006. Minimum lease payments and facilities charges under the leases at August 31, 1997 are as follows:

                Year Ending August 31,
                  1998..........................................  $ 1,285,061
                  1999..........................................    1,171,325
                  2000..........................................    1,171,325
                  2001..........................................    1,171,325
                  2002..........................................    1,219,780
                  Thereafter....................................    5,174,025
                                                                  -----------
                                                                  $11,192,841
                                                                  ===========

     Rental expense was approximately $411,000, $472,000 and $949,000 in the years ended August 31, 1995, 1996 and 1997, respectively. Rental expense for fiscal 1997 includes the expansion of laboratory and office space at its primary facility.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

  (b) Research and Development Commitments

     The Company has entered three research and development alliances with companies and research institutions. These agreements provide for the funding of research activities by the Company and the possibility of royalties and, in some cases, license fees. At August 31, 1997, the Company's obligations under these arrangements totaled $1,715,000, of which $1,161,000 and $554,000 was payable for the fiscal years ending August 31, 1998 and 1999, respectively.

  (c) Employment Agreements

     The Company has employment agreements with certain executive officers which provide for bonuses, as defined, and severance benefits upon termination of employment as defined.

(5)  LONG-TERM OBLIGATIONS

     On February 28, 1997, the Company entered into an equipment line of credit under which it can finance up to $6,000,000 of laboratory, computer and office equipment. Borrowings are payable in 48 monthly installments at a variable interest rate of prime (8.5% as of August 31, 1997) plus one-quarter of one percent. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company has approximately $2,920,000 available under this equipment line of credit at August 31, 1997.

     On July 31, 1997, the Company entered into a financing arrangement under which it can finance up to $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing July 1, 1998 at the prevailing 12 month Eurodollar rate (12-month Eurodollar rate was 6% as of August 31, 1997) plus
1 1/2%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. At August 31, 1997, the Company borrowed $2,500,000 under this arrangement; of which approximately $1,653,000 has not been utilized to finance the Company's purchases, and is included in cash and cash equivalents. The Company has approximately $3,500,000 available under this financing arrangement at August 31, 1997. The Company is required to maintain certain restricted cash balances, upon the occurrence of certain events, as defined.

     The Company has entered into capital lease arrangements under which it financed approximately $9,214,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at August 31, 1997.

     Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bears interest at 9% and is payable in 60 monthly payments of $2,076.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

     Long-term obligations at August 31, 1997 are as follows:

     Year Ending August 31,
          1998...................................................  $ 4,388,053
          1999...................................................    4,134,793
          2000...................................................    1,857,887
          2001...................................................    1,416,028
          2002...................................................      616,420
                                                                   -----------
               Total minimum payments............................   12,413,181
          Less -- Amount representing interest...................    1,668,873
                                                                   -----------
            Present value of total minimum payments..............   10,744,308
          Less -- Current portion................................    3,595,120
                                                                   -----------
                                                                   $ 7,149,188
                                                                   ===========

(6)  SHAREHOLDERS' EQUITY

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

  (b) Private Placement

     On March 20, 1995, the Company completed a private placement of 850,000 shares of common stock at $2.43 per share, resulting in proceeds of approximately $2,000,000, net of issuance costs. In connection with the private placement, the Company issued warrants to purchase 1,020,000 shares of common stock at an exercise price of $2.43 per share. These warrants were exercised on July 18, 1995 through a cashless exercise and resulted in the net issuance of 603,023 shares of common stock. The net issuance represents the excess fair market value of the shares purchasable pursuant to the warrants on the date of exercise over the total exercise price of such warrants.

  (c) Stock Options

     The Company has granted stock options to key employees and consultants under its 1988, 1991 and 1993 Stock Option Plans. In February 1996, the Company's stockholders approved the 1995 Stock Option Plan (the 1995 Plan) covering 750,000 options. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and certain directors of the Company, options to purchase common stock.

     On November 16, 1995 and December 21, 1995, the Board of Directors of the Company granted, and the shareholders approved on February 16, 1996, nonqualified stock options outside the 1995 Plan for the purchase of an aggregate of 380,000 shares of common stock to four members of the Board of Directors and the Company's Chief Executive Officer. The options were granted with an exercise price of $7.25 and $8.87 per share, respectively, the fair market value on the date of grant, and vest at the end of five years or in earlier installments based upon the average closing price of the Company's common stock, as defined.

     On January 2, 1996, the Board of Directors of the Company granted, and the shareholders approved on February 16, 1996, stock options for the purchase of 60,000 shares of common stock to an employee. The

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES options were granted with an exercise price of $9.56 per share, the fair market value on the date of grant, and vest over a four-year period.

     On July 11, 1996 and March 12, 1997, the Board of Directors of the Company granted nonqualified stock options outside the 1995 Plan for the purchase of 600,000 and 150,000 shares of common stock, respectively, to two executives of the Company. The options were granted with an exercise price of $7.44 and $9.06 per share, respectively, the fair market value on the date of grant and vest at the end of seven years or in earlier installments based upon the average closing price of the Company's common stock, as defined.

     During fiscal 1997, the Board of Directors of the Company granted nonqualified stock options outside of the 1995 Plan for the purchase of an aggregate 65,000 shares of common stock to a director of the company and two consultants. The options were granted with an exercise price equal to the fair market price at the date of grant and vest over a four-year period. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company computed the fair value of the options granted to the consultants at $50,594 using the Black-Scholes option pricing model. Of this amount, $5,270 was charged to operations for the year ended August 31, 1997 and the remaining amount will be amortized over the remaining vesting periods of the options.

     The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant for options granted to non-employees. Deferred compensation for employees is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options granted. In 1996 and 1997, the Company recorded $2,565,400 and $50,594, respectively, of deferred compensation for certain options described above. Deferred compensation is being recognized as an expense over the estimated vesting period of the underlying options. Compensation expense included in the statements of operations was approximately $26,000, $2,320,000 and $79,000 for the years ended August 31, 1995, 1996 and 1997, respectively.

     There were 154,430 common shares available for future grant at August 31, 1997 under the 1995 Plan. The following is a summary of all stock option activity:

                                                     NUMBER OF        EXERCISE       WEIGHTED
                                                      SHARES        PRICE RANGE      AVERAGE
                                                     ---------     --------------    --------
    Outstanding, August 31, 1994...................  3,499,702     $ .20 - $ 8.00      $1.87
      Granted......................................    355,275     $2.03 - $ 5.34       3.12
      Exercised....................................   (244,166)    $ .81 - $ 4.00       1.72
      Canceled.....................................    (70,624)    $ .81 - $ 5.25       1.60
                                                     ---------     --------------      -----
    Outstanding, August 31, 1995...................  3,540,187     $ .20 - $ 8.00      $2.01
      Granted......................................  1,361,775     $1.56 - $14.50      $7.96
      Exercised....................................   (496,756)    $ .20 - $ 8.00       2.16
      Canceled.....................................    (56,992)    $1.56 - $ 7.25       2.25
                                                     ---------     --------------      -----
    Outstanding, August 31, 1996...................  4,348,214     $ .20 - $14.50      $3.85
      Granted......................................    797,950     $6.19 - $ 9.69       8.58
      Exercised....................................   (321,963)    $ .88 - $ 7.25       2.66
      Canceled.....................................   (178,513)    $1.56 - $14.50       6.86
                                                     ---------     --------------      -----
    Outstanding, August 31, 1997...................  4,645,688     $ .20 - $14.50      $4.63
                                                     =========     ==============      =====
      Exercisable..................................  2,795,938     $ .20 - $14.50      $2.78
                                                     =========     ==============      =====

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

  (d) Pro Forma Disclosure of Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and non-employee directors under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1996 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for 1996 and 1997 are as follows:

                                                           1996              1997
                                                      --------------    --------------
        Risk-free interest rate.....................  6.13% - 6.52%     6.20% - 6.73%
        Expected life...............................     7 years           7 years
        Expected volatility.........................       65%               65%

     The total value of the options granted to employees during fiscal 1996 and fiscal 1997 was computed as $5,691,880 and $3,857,026, respectively. Of these amounts, $811,018 and $2,951,660 would be charged to operations for the years ended August 31, 1996 and 1997, respectively. The remaining amount, approximately $3,067,000, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended August 31, 1996 and 1997 is as follows:

                                                  1996                           1997
                                       --------------------------    ----------------------------
                                       AS REPORTED     PRO FORMA     AS REPORTED      PRO FORMA
                                       -----------    -----------    ------------    ------------
    Net income (loss)................  $ 1,920,710    $ 1,109,692    $(11,302,391)   $(14,254,051)
                                         =========      =========     ===========     ===========
    Net income (loss) per share......  $      0.11    $      0.06    $      (0.64)   $      (0.81)
                                         =========      =========     ===========     ===========

     The weighted average remaining contractual life of options outstanding at August 31, 1997 was 7.12 years. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as the pro forma expense may vary based on the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  (e) Warrants

     In connection with the sales of common stock in March and May 1994, the Company issued three-year warrants for the purchase of 30,075 shares of common stock at $3.09 per share and 8,000 shares of common stock at $2.19 per share, respectively. These warrants were exercised during the year ended August 31, 1996. In connection with the Company's public offering described in Note 6(a), the Company issued two-year warrants to its underwriters for the purchase of 224,250 shares of common stock at $15.60 per share. These warrants are outstanding and exercisable as of August 31, 1997.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(7)  INCENTIVE SAVINGS PLAN 401(k)

     The Company maintains an incentive savings plan (the Plan) for the benefit of all employees. On October 1, 1996, the Company changed its matching contribution from 50% of the first 2% of salary and 25% of the next 4% of salary, limited to the first $50,000 of annual salary to 100% of the first 2% of salary and 50% of the next 2% of salary, limited to the first $100,000 of annual salary. The Company contributed $43,533, $58,354 and $165,778 to the Plan for the years ended August 31, 1995, 1996 and 1997, respectively.

(8)  COLLABORATION AGREEMENTS

  (a) Astra Hassle AB

     In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB (Astra) to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's
H. plyori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties.

     Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years. On July 21, 1997, Astra elected to extend the research program to at least September 1998.

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

     The Company has recognized $3,500,000, $4,539,496 and $2,859,262 in revenue under the agreement in the years ended August 31, 1995, 1996 and 1997, respectively. The revenue in the year ended August 31, 1995 consisted of a nonrefundable license fee and capital allowance. The revenue in the years ended August 31, 1996 and 1997 consisted of milestone payments and collaborative research revenues. The Company has recorded $650,504 and $502,996 of deferred revenue under this agreement at August 31, 1996 and 1997, respectively.

  (b) Schering-Plough

     In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of a specified pathogen. The Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

     Under the agreement, Schering-Plough has agreed to pay the Company a minimum of $13.3 million for an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional $30.2 million in research funding and milestone payments.

     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company s genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

     The Company has recognized $7,867,579 and $3,364,810 in revenue in the years ended August 31, 1996 and 1997, respectively, under this collaborative agreement. The revenue in the year ended August 31, 1996 consisted of a license fee, collaborative research revenue and milestone payments. The revenue in the year ended August 31, 1997 consisted of collaborative research revenue. The Company recorded $382,421 and $17,610 as deferred revenue at August 31, 1996 and 1997, respectively.

     In December 1996, the Company entered into its second research collaboration and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput positional cloning, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third-party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products based on the rights to develop and commercialize diagnostic products that may result from this collaboration.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

     The Company has recognized $4,603,805 in revenue in the year ended August 31, 1997 under this agreement, which consisted of a license fee, expense allowance and collaborative research revenues. The Company recorded $1,399,803 as deferred revenue at August 31, 1997.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(9)  DATABASE SUBSCRIPTIONS

     In May 1997, the Company entered into a license agreement with Bayer AG, (Bayer) to provide Bayer with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Bayer with periodic data updates, analysis tools and software support. Under the agreement, Bayer has agreed to pay a license fee, an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by the PathoGenome(TM) database.

     The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     The Company has recognized $666,667 in revenue under this agreement in the year ended August 31, 1997 consisting of license and subscription fees. The Company recorded $333,333 as deferred revenue at August 31, 1997 under this agreement.

(10)  HARVARD LICENSE AGREEMENT

     On November 12, 1993, the Company entered into an agreement with Harvard College for an exclusive worldwide license for commercial applications of their patented multiplex sequencing technology. Under this agreement, the Company has paid a nonrefundable license fee of $100,000, of which $50,000 can be credited against future royalties. In addition, the Company must pay minimum royalties ranging from $5,000 in 1995 to $35,000 in 1998 and beyond. The Company may terminate this agreement upon 90 days notice. The Company recorded a $115,000, $135,000 and $20,000 expense under this agreement in the years ended August 31, 1995, 1996 and 1997, respectively, primarily relating to the collaborative agreements with Astra and Schering-Plough, as well as the subscription agreement with Bayer. In 1997, the Company discontinued use of its multiplex sequencing technology; however, the Company will continue to incur royalty expense for future sales, if any, on products developed using the multiplex sequencing technology.

(11)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                         AUGUST 31,
                                                                  -------------------------
                                                                     1996           1997
                                                                  ----------     ----------
    Payroll and related expenses................................  $  893,303     $1,130,296
    Professional fees...........................................      77,918        321,626
    Facilities..................................................      34,276        157,228
    Employee relocation.........................................     137,622        106,764
    License and other fees......................................     335,434        355,434
    All other...................................................     252,667        302,440
                                                                  ----------     ----------
                                                                  $1,731,220     $2,373,788
                                                                  ==========     ==========

(12)  SUBSEQUENT EVENTS

  (a) Bristol-Myers Squibb

     On September 16, 1997, the Company entered into a license agreement with Bristol-Myers Squibb to provide Bristol-Myers Squibb with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Bristol-Myers Squibb with periodic data updates, analysis tools and software support. Under the agreement, Bristol-Myers Squibb has agreed to pay annual subscription fees,

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES milestones and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM). The Company retains rights associated with therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

  (b) Schering-Plough

     On September 24, 1997, the Company entered into a research collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) to use genomics to discover and develop new pharmaceutical products to treat fungal infection.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the collaboration related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum number of years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $30.7 million, excluding royalties. Of the total potential payments, approximately $7.7 million represents license fees and research payments and $23 million represents milestone payments based on achievement of research and product development milestones.

     In a separate agreement, the Company entered into a license agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Schering-Plough with periodic data updates, analysis tools and software support. Under the agreement, Schering-Plough has agreed to pay annual subscription fees and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM) database. The Company retains certain rights to use the bacterial genes or gene products as therapeutics, diagnostics and vaccines.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 1997.

                                           GENOME THERAPEUTICS CORP.



                                                  /s/ ROBERT J. HENNESSEY
                                           -------------------------------------
                                                    Robert J. Hennessey
                                                  Chief Executive Officer



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


                SIGNATURE                                         TITLE
                ---------                                         -----

/s/          ROBERT J. HENNESSEY                Chairman, President,
------------------------------------------        Chief Executive Officer
             Robert J. Hennessey


/s/              PHILIP LEDER                   Director
------------------------------------------
                Philip Leder


/s/             LAWRENCE LEVY                   Director
------------------------------------------
                Lawrence Levy


/s/           DONALD J. MCCARREN                Director
------------------------------------------
             Donald J. McCarren


/s/           STEVEN M. RAUSCHER                Director
------------------------------------------
              Steven M. Rauscher


/s/             FENEL M. ELOI                   Sr. Vice President, Treasurer
------------------------------------------        Chief Financial Officer
                Fenel M. Eloi                     (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


 3.2    Amendment dated January 24, 1983 to Restated Articles of Organization(3)
 3.3    Amendment dated January 17, 1984 to Restated Articles of Organization(4)
 3.4    Amendment dated October 20, 1987 to the By-laws(8)
 3.5    Amendment dated December 9, 1987 to Restated Articles of Organization(9)
 3.6    Amendment dated October 16, 1989 to the By-laws(11)
 3.7    Amendment dated January 24, 1994 to Restated Articles of Organization(15)
 3.8    Amendment dated August 31, 1994 to Restated Articles of Organization(15)
 4      Series B Restricted Stock Purchase Plan(3)
10.1    Research Agreement with The Dow Chemical Company dated May 21, 1980(1)
10.2    Research Agreement with The Dow Chemical Company dated August 19, 1981(1)
10.3    1981 Amended Stock Option Plan and Form of Stock Option Certificate(1)
10.4    Incentive Stock Option Plan and Form of Stock Option Certificate(1)
10.5    1984 Stock Option Plan and Form of Stock Option Certificate(5)
10.6    Collaborative Research Incentive Savings Plan(6)
10.7    Amendment dated November 4, 1986 to the Collaborative Research Incentive Savings Plan dated March 1, 1985(7)
10.8    Stock Option Agreement with Mr. Lawrence Levy(8)
10.9    Form of Amendment to the 1981 Incentive Stock Option Plan(8)
10.10   Stock Option Agreement with Mr. Mark Friedman(10)
10.11   1988 Stock Option Plan and Form of Stock Option Certificate(10)
10.12   Stock Option Agreement with Dr. Rothchild(11)
10.13   Agreement with Health Sciences Research Institute (Hoken Kagaku Kenkyojyo)(12)
10.14   1991 Stock Option Plan and Form of Stock Option Certificate(13)
10.15   Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(14)
10.16   Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts(14)
10.17   License Agreement with President and Fellows of Harvard College(14)
10.18   Agreement with Becton Dickinson and Company(14)
10.19   Employment Agreement with Robert J. Hennessey(14)
10.20   Agreement with Immuno-Cor Inc. dated September 13, 1993(14)
10.21   Agreement with DIANON Systems, Inc.(14)
10.22   Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA(15)
10.23   Consulting Agreement with Dr. Philip Leder(15)
10.24   1993 Stock Option Plan and Form of Stock Option Certificate(15)
10.25   Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995(16)
10.26   Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995(16)
10.27   Form of Warrant Certificate issued pursuant to the Stock and Warrant Purchase Agreement(16)
10.28   Agreement between the Company and Astra Hassle AB dated August 31, 1995.(17)*
10.29   Collaboration and License Agreement between the Company, Schering Corporation and
        Schering-Plough Ltd., dated as of December 6, 1995.(20)*

10.30   Form of director Stock Option Agreement and schedule of director options granted(18)
10.31   United States government grant from the National Institutes of Health, National
        Institute of Arthritis and Musculoskeletal and Skin Diseases for Cloning the Gene
        Responsible for FSH Muscular Dystrophy dated September 30, 1994, as amended.(17)
10.32   United States government grant from the National Center for Human Genome Research for
        Genome Sequencing Center dated August 16, 1994, as amended.(17)
10.33   United States government grant from the National Center for Human Genome Research for
        High Resolution Physical Map of Chromosome 10 dated April 13, 1995, as amended.(17)
10.34   United States government contract from the National Institute of Neurological
        Disorders and Stroke, NIH for Large Scale Automated DNA Sequencing of Human Genes
        Involved in Neurological Disorders dated November 30, 1993, as amended.(17)
10.35   Cooperative agreement from the United States Department of Energy for Microbial
        Genome Sequencing dated December 21, 1994, as amended.(17)
10.36   Credit Agreement between the Company and Silicon Valley Bank dated June 1, 1995, as amended.(17)
10.37   Lease amendment dated November 15, 1996 to certain property in Watham, MA(21)
10.38   Collaboration and License Agreement between the Company, Schering Corporation and
        Schering-Plough Ltd., dated as of December 20, 1996(22)*
10.39   Credit agreement between the Company and Fleet National Bank dated February 28,
        1997(23)
10.40   Credit agreement between the Company and Sumitomo Bank, Limited dated July 31,
        1997(24)
11.1    Calculation of Shares Used in Determining Net Income (Loss) Per Share(24)
23.     Consent of Arthur Andersen LLP Independent Public Accounts(24)
27.     Financial Data Schedule(24)

---------------
   * Confidential treatment requested with respect to a portion of this Exhibit.

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

(21) Filed as an Exhibit to the Company's 10-K for fiscal year ended August 31, 1996.

(22) Filed as an Exhibit to the Company's 10-Q/A for the quarter ended March 1, 1997.

(23) Filed as an Exhibit to the Company's 10-Q for the quarter ended
     May 31, 1997.

(24) Filed herewith.