Form 10-Q
period 1997-11-29
GENOME THERAPEUTICS CORP
filed 1998-01-13
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: November 29, 1997
                                         -----------------

                           Commission File No: 0-10824
                                               -------

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                                 04-2297484
      (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    100 BEAVER STREET;  WALTHAM, MASSACHUSETTS               02154
    ------------------------------------------             ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                       18,212,619
       --------------                              ---------------------------
       $.10 PAR VALUE                              Outstanding January 9, 1998
       --------------

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                            PAGE
                                                                            ----
Part I
Financial Information (Unaudited) :

     Consolidated Condensed Balance Sheets as of                              3
          August 31, 1997 and November 29, 1997

     Consolidated Condensed Statements of Operations                          4
          for the 13 week period ended November 30, 1996
          and November 29,1997

     Consolidated Statements of Cash Flows for the                            5
          13 week period ended November 30, 1996
          and November 29,1997

     Notes to Consolidated Condensed Financial                             6-11
          Statements for the 13 week period ended
          November 30, 1996 and November 29,1997

     Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                            12-17


Part II
Other Information:
         Other Information                                                   18

         Signature                                                           19

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


---------------------------------------------------------------------------------------
                                                            August 31,     November 29,
                                                                 1997             1997
---------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                              $ 8,602,698      $ 9,422,246
   Marketable securities                                   34,814,601       30,197,691
   Interest receivable                                      1,280,611        1,314,268
   Accounts receivable                                         55,142           11,940
   Unbilled costs and fees                                    140,320          137,736
   Note receivable from officer                               160,000          160,000
   Prepaid expenses and other current assets                  408,240          742,701
                                                          -----------      -----------
        Total current assets                               45,461,612       41,986,582

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                     11,855,630       12,561,042
   Leasehold improvements                                   1,964,981        1,830,864
   Equipment and furniture                                    792,342          822,495
   Construction-in-progress                                 1,111,526        3,952,142
                                                          -----------      -----------
                                                           15,724,479       19,166,543
   Less accumulated depreciation
       and amortization                                     5,352,999        6,036,985
                                                          -----------      -----------
                                                           10,371,480       13,129,558

Restricted cash                                               301,500          301,500
Long-term marketable securities                             4,124,798        6,773,731

Other assets                                                  428,989          451,500

                                                          -----------      -----------
        Total assets                                      $60,688,379      $62,642,871
                                                          ===========      ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                       $ 1,288,391      $ 2,074,063
   Accrued expenses                                         2,373,788        2,851,558
   Deferred revenue                                         2,335,695        3,523,794
   Current maturities of long-term obligations              3,595,120        3,995,034
                                                          -----------      -----------
        Total current liabilities                           9,592,994       12,444,449
                                                          -----------      -----------

Capital lease obligations, net of current maturities        7,149,188        8,691,885

Shareholders' equity                                       43,946,197       41,506,537

                                                          -----------      -----------
        Total liabilities and shareholders' equity        $60,688,379      $62,642,871
                                                          ===========      ===========



See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------
                                                            Thirteen Weeks Ended
                                                       November 30,       November 29,
                                                              1996               1997
                                                                  (Unaudited)
--------------------------------------------------------------------------------------
Revenues:
  Collaborative research, licenses, subscription
     fees and royalties                                $ 2,041,037        $ 3,995,942
  Government research                                    1,974,410            261,371
  Interest income                                          773,080            679,491

                                                       -----------        -----------
       Total revenues                                    4,788,527          4,936,804
                                                       -----------        -----------

Costs and Expenses:
  Research and development                               3,878,290          6,630,915
  Cost of government research                            1,847,646            261,371
  General, selling and administrative                      731,031          1,022,137
  Interest expense                                         125,926            249,611

                                                       -----------        -----------

       Total costs and expenses                          6,582,893          8,164,034
                                                       -----------        -----------

       Net loss                                        $(1,794,366)       $(3,227,230)
                                                       ===========        ===========


Net loss per common share                              $     (0.10)        $    (0.18)
                                                       ===========         ==========

Weighted average number of
      common shares outstanding                         17,476,170         18,055,877
                                                       ===========         ==========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
                                                                       Thirteen Weeks Ended
                                                                   November 30,      November 29,
                                                                          1996              1997
                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                           $(1,794,366)      $(3,227,230)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                    437,913           756,377
      Loss on disposal of fixed assets                                       0            88,508
      Deferred compensation                                             18,525            21,687
      Changes in assets and liabilities:
          Interest receivable                                           67,647           (33,657)
          Accounts receivable                                        1,075,691            43,202
          Unbilled costs and fees                                     (163,814)            2,584
          Prepaid expenses and other current assets                    118,072          (334,461)
          Accounts payable                                            (415,754)          785,672
          Accrued expenses                                             305,150           477,770
          Deferred contract revenue                                    (93,952)        1,188,099
                                                                   -----------       -----------

                   Total adjustments                                 1,349,478         2,995,781
                                                                   -----------       -----------

                   Net cash used in operating activities              (444,888)         (231,449)
                                                                   -----------       -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                (1,070,398)       (6,252,023)
  Proceeds from sale of marketable securities                        1,800,000         8,220,000
  Purchases of equipment and leasehold improvements                    (18,384)       (2,722,862)
  Decrease in other assets                                              10,235           (22,511)
                                                                   -----------       -----------

        Net cash provided by (used in) investing activities            721,453          (777,396)
                                                                   -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options and warrants                 162,941           765,882
  Proceeds from long-term obligations                                        0         2,000,000
  Payments on long-term obligations                                   (669,161)         (937,489)
                                                                   -----------       -----------

        Net cash provided by (used in) financing activities           (506,220)        1,828,393
                                                                   -----------       -----------

Net Increase in Cash and Cash Equivalents                             (229,655)          819,548
Cash and Cash Equivalents, at beginning of period                   10,679,287         8,602,698
                                                                   -----------       -----------

Cash and Cash Equivalents, at end of period                        $10,449,632       $ 9,422,246
                                                                   ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                         $    14,400       $     6,750
                                                                   ===========       ===========


  Interest paid during period                                      $   125,926       $   249,611
                                                                   ===========       ===========


Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital lease obligations  $ 1,876,334       $   880,101
                                                                   ===========       ===========



See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 week period ended November 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 28, 1997.

2.   REVENUE RECOGNITION

     Research and contract revenues are derived from collaborative agreements with pharmaceutical companies, as well as government research grants and contract arrangements. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents cash amounts received prior to revenue recognition.

Subscription fee revenues from the PathoGenome(TM) database are recognized ratably over the access period of the subscription agreement.

3.   NET LOSS PER COMMON SHARE

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

This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for this fiscal year ending August 31, 1998. For the 13 week periods ended November 30, 1996 and November 29, 1997, basic loss per share would have been $(.10) and $(.18), respectively. Fully diluted loss per share would have been the same as basic loss per share for the same periods.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At November 29, 1997, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has $301,500 in restricted cash at August 31, 1997 and November 29, 1997 in connection with certain long-term obligations (See Note 6).

5.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

6.   LONG-TERM OBLIGATIONS

On February 28, 1997, the Company entered into an equipment line of credit under which it can finance up to $6,000,000 of laboratory, computer and office equipment. Borrowings are payable in 48 monthly installments at a variable interest rate of prime (8.5% as of November 29, 1997) plus one-quarter of one percent. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company has approximately $2,040,000 available under this equipment line of credit at November 29, 1997.

On July 31, 1997, the Company entered into a financing arrangement under which it can finance up to $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing July 1, 1998 at the prevailing 12 month Eurodollar rate (12-month Eurodollar rate was 6.125% as of November 29, 1997) plus one and a half percent. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. At November 29, 1997, the Company borrowed $4,500,000 under this arrangement; of which approximately $983,000 has not been utilized to finance the Company's purchases, and is included in cash and cash equivalents. The Company has approximately $1,483,000 available under this financing arrangement at November 29, 1997. The Company is required to maintain certain restricted cash balances, upon the occurrence of certain events, as defined.

The Company had entered into other capital lease arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has approximately $511,000 available under one of these capital lease agreements at November 29, 1997.

7.   COLLABORATIVE AGREEMENTS

SCHERING-PLOUGH

In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively, "Schering-Plough") providing for the use by Schering-Plough of the Company's Staph aureus genomic database. The Company is sequencing to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

Under the agreement, Schering-Plough has agreed to pay the Company a minimum of $13.3 million for an up-front payment, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional $30.2 million in research funding and milestone payments.

 The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, Staph. aureus, which is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

For the 13 week period ended November 29, 1997, the Company recorded revenue of $1,336,000 under this agreement, which consisted of sponsored research funding and milestone payments . For the 13 week period ended November 30, 1996, the Company recorded revenue of $817,000 under this agreement, which consisted of sponsored research funding. The Company recorded $181,000 and $18,000 as deferred revenue at November 29, 1997 and August 31, 1997, respectively.

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

Under the agreement, Schering-Plough has agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics product developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

For the 13 week period ended November 29 1997, the Company recorded revenue of $1,152,000 under this agreement, which consisted primarily of sponsored research and subcontract activity. The Company recorded $1,158,000 as deferred revenue at November 29, 1997.

In September 1997, the Company entered into its third research collaboration and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products for treating fungal infections.

Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the collaboration related to two fungal pathogens, Candida albicans and Aspergillus fumigatus . Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum number of years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $30.7 million, excluding royalties. Of the total potential payment, approximately $7.7 million represents license fees and research payments and $23 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a database subscription agreement with Schering-Plough (See Database Subscriptions).

For the 13 week period ended November 29, 1997, the Company recorded revenue of $436,000 under this agreement, which consisted of sponsored research funding. The Company recorded $437,000 as deferred revenue at November 29, 1997.

ASTRA AB

In August 1995, the Company entered into a collaboration agreement with Astra Hassle AB ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representative from both parties.

Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million ( and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 is credited against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years. On July 21, 1997, Astra elected to extend the research program to at least September 1998.

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

For the 13 week period ended November 29, 1997, the Company recorded revenue of $710,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended November 30, 1996, the Company recorded revenue of $606,000 under this agreement, which consisted of sponsored research funding. The Company recorded $536,000 and $503,000 as deferred revenue at November 29, 1997 and August 31, 1997, respectively.

8.   DATABASE SUBSCRIPTIONS

In May 1997, the Company entered into a license agreement with Bayer AG, ("Bayer") to provide Bayer with a nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Bayer with periodic data updates, analysis tools and software support. Under the agreement, Bayer has agreed to pay a license fee, annual subscription fees and royalties on any molecules developed as a result of access to the information provided by the PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

In September 1997, the Company entered into license agreements with Bristol-Myers Squibb and Schering-Plough to provide both companies with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreements call for the Company to provide both Bristol-Myers Squibb and Schering-Plough with periodic data updates, analysis tools and software support. Under the agreements, Bristol-Myers Squibb and Schering-Plough have agreed to pay annual subscription fees and royalties on any molecules developed as a result of access to the information provided by the PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

For the 13 week period ended November 29, 1997, the Company recognized revenue of $375,000 under these agreements, which consisted of subscription fees. The Company recorded deferred revenue of $1,208,000 under these agreements at November 29, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Genome Therapeutics Corp. ("the Company") is a leader in the field of genomics-based drug discovery--the identification and functional characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. The Company's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of
(i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines, and diagnostic products by it and its strategic partners. The Company has entered into several corporate collaborations in connection with its pathogen and human gene discovery programs.

The Company does not anticipate revenues from product sales on a sustained basis until such time that products based on the Company's research efforts are commercialized, if any. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies generating revenues from licensing fees, sponsored research and milestone payments. Additionally, the Company will sell nonexclusive access to its proprietary genome sequence database, PathoGenome(TM). These collaborations are expected to result in the discovery and commercialization of novel therapeutics, vaccines and diagnostics, generating royalty payments to the Company from product sales downstream. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years.

For the past several years, the Company's primary sources of revenue have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. As of November 29, 1997, the Company had signed four such collaborative agreements. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September

1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products for treating fungal infections.

In May 1997, the Company introduced its proprietary genome sequence database, PathoGenome(TM) and sold its first subscription to Bayer AG ("Bayer"). Under the agreement, Bayer will receive nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms. In September 1997, the Company sold two additional subscriptions to its PathoGenomeTM database to Bristol-Myers Squibb and Schering-Plough.

As of November 29, 1997, the Company had outstanding approximately $2,707,000 of government research grants and contracts under which services were yet to be performed. These grants and contracts call for services to be performed over the next 27 months. The Company's government research grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by Congress. As of November 29, 1997, the funded portion of these grants and contracts was $2,155,000. For the 13 week periods ended November 30, 1996 and November 29, 1997, revenue recognized pursuant to United States government research grants and research contracts accounted for approximately 41% and 5%, respectively, of the Company's total revenues. The Company expects government revenue, in absolute dollars and as a percentage of total revenues, to continue to decline in the future periods as the Company focuses its resources towards company-sponsored research and development programs in order to pursue its strategy of attaining additional corporate partnerships with the goal of advancing the Company's genomic technologies and gene discovery programs and of obtaining revenues sufficient to cover a portion of the Company's cash requirements. There can be no assurance that the Company will be able to pursue this strategy successfully.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $47,783,000 at November 29, 1997. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED NOVEMBER 30, 1996 AND NOVEMBER 29, 1997

REVENUE

Total revenues increased 3% from $4,789,000 for the 13 week period ended November 30, 1996 to $4,937,000 for the 13 week period ended November 29, 1997. Collaborative research, licenses, subscription fees and royalties increased 96% from $2,041,000 for the 13 week period ended November 30, 1996 to $3,996,000 for the 13 week period ended November 29, 1997. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Astra and Schering-Plough consisting of milestone payments and sponsored research funding. The increase in collaborative research, licenses, subscription fees and royalties was also attributable to subscription fee revenue earned in fiscal 1998 under the Company's license agreements with Bayer, Bristol-Myers Squibb and Schering-Plough providing each company with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms.

Government research revenue decreased 87% from $1,974,000 for the 13 week period ended November 30, 1996 to $261,000 for the 13 week period ended November 29, 1997. The decrease in government research revenue was primarily attributable to a shift in personnel from government research programs to company-sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM). Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses. The Company expects government research revenue to continue to decrease, in absolute dollars and as a percentage of total revenues, in the future periods as the Company continues to focus its resources in company-sponsored research and development programs in order to obtain additional corporate partnerships.

Interest income decreased 12% from $773,000 for the 13 week period ended November 30, 1996 to $679,000 for the 13 week period ended November 29, 1997 reflecting a decrease in funds available for investment.

COST AND EXPENSES

Total cost and expenses increased 24% from $6,583,000 for the 13 week period ended November 30, 1996 to $8,164,000 for the 13 week period ended November 29, 1997. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 71% from $3,878,000 for the 13 week period ended November 30, 1996 to $6,631,000 for the 13 week period ended November 29, 1997. The increase in research and development expenses was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses. The Company expects to continue to increase research and development expenditures in the future periods, particularly with respect to its fungal, osteoporosis, atherosclerosis, oncology and functional genomic projects.

The cost of government research decreased 86% from $1,848,000 for the 13 week period ended November 30, 1996 to $261,000 for the 13 week period ended November 29, 1997. The decrease in cost of government research was primarily attributable to the decrease in government research revenues. Cost of government research, as a percentage of government research revenue, was 94% and 100% for the 13 week periods ended November 30, 1996 and November 29, 1997, respectively.

Selling, general and administrative expenses increased 40% from $731,000 for the 13 week period ended November 30, 1996 to $1,022,000 for the 13 week period ended November 29, 1997. The increase in selling, general and administrative expenses was primarily due to increases in payroll and related expenses and legal fees. The increase in legal fees was directly attributable to the Company's new agreements with Schering-Plough and Bristol-Myers Squibb.

Interest expense increased 98% from $126,000 for the 13 week period ended November 30, 1996 to $250,000 for the 13 week period ended November 29, 1997. The increase in interest expense for was attributable to increases in the Company's outstanding balance under its long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since September 1, 1992, the Company's primary sources of cash have been revenue from government research grants and contracts, revenue from collaborative research agreements, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

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

As of November 29, 1997, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $46,695,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. At November 29, 1997, the Company had approximately $4,034,000 available under these arrangements for future borrowings and had an outstanding balance of approximately $12,687,000 which is repayable over the five year period ending August 2002. Under one of these arrangements, the Company received a $4,500,000 advance to finance office and laboratory renovations at its Beaver Street facility of which approximately $983,000 had not been expended at November 29, 1997.

The Company's operating activities used cash of approximately $445,000 and $231,000 for the thirteen week period ended November 30, 1996 and November 29, 1997, respectively, primarily to fund operating losses.

The Company's investing activities provided cash of approximately $721,000 for the 13 week period ended November 30, 1996 from the sale of marketable securities, partially offset by purchases of marketable securities, and property and equipment. The Company's investing activities for the 13 week period ended November 29, 1997 used cash of approximately $777,000 for the purchases of equipment and leasehold improvements, purchases of marketable securities, partially offset by the sale of marketable securities.

 Financing activities used cash of approximately $506,000 for the 13 week period ended November 30, 1996 primarily for payments of capital lease obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $1,828,000 for the 13 week period ended November 29 1997 primarily from proceeds from long-term obligations, sale of the exercise of stock options, net of payments of long-term obligations.

Capital expenditures totaled $933,000 for the 13 week period ended November 29, 1997 consisting of laboratory, computer and office equipment. The Company currently estimates that it will acquire an additional $4,067,000 in capital equipment in fiscal 1998 consisting of primarily computer and laboratory equipment which it intends to finance under existing and new financing arrangements. The Company is also in the process of consolidating its operations at its Beaver Street facility at an estimated cost of $6,500,000 which consists of office and laboratory renovations. As of November 29, 1997, the Company had incurred approximately $3,517,000 of capital improvements consisting of $847,000 during fiscal 1997 and $2,670,000 during the 13 week period ended November 29, 1997. The Company plans to spend an additional $2,983,000 during fiscal 1998 on this renovation project. The Company plans to utilize existing and new capital lease and equipment financing arrangements to finance substantially all of these capital improvements.

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

Statements in this Form 10Q that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward looking statement due to risks and uncertainties that exist in the Company's operations and business environment, described more fully in the Company's Annual Report on Forms 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

                                     PART II


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None.

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



                                   Genome Therapeutics Corp.


                                   /s/ Fenel M. Eloi
                                   ---------------------------------------
                                   Fenel M. Eloi
                                   (Principal Financial Officer)


                                    Date: January 12,  1998