Form 10-Q
period 1998-02-28
GENOME THERAPEUTICS CORP
filed 1998-04-14
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: FEBRUARY 28, 1998

                           Commission File No: 0-10824

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MASSACHUSETTS                                   04-2297484
------------------------------                  -------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                              NO.)

100 BEAVER STREET; WALTHAM, MASSACHUSETTS                   02154
-----------------------------------------                ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK                                       18,276,212
    --------------                              --------------------------
    $.10 PAR VALUE                              Outstanding April 13, 1998

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                           Page
                                                                           ----
Part I
Financial Information  (Unaudited):

  Consolidated Condensed Balance Sheets as of                              3
    August 31, 1997 and February 28, 1998

  Consolidated Condensed Statements of Operations                          4
    for the 26 week period ended March 1, 1997
    and February 28,1998

  Consolidated Statements of Cash Flows for the                            5
    26 week period ended March 1, 1997
    and February 28,1998

  Notes to Consolidated Condensed Financial                                6-12
    Statements for the 26 week period ended
    March 1, 1997 and February 28,1998

  Management's Discussion and Analysis of Financial                        13-19
    Conditions and Results of Operations


Part II
Other Information:
  Other Information                                                        20

  Signature                                                                21

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                          August 31,    February 28,
                                                             1997           1998
                                                                 (Unaudited)
------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                             $ 8,602,698     $12,849,230
   Marketable securities                                  34,814,601      24,319,140
   Interest receivable                                     1,280,611       1,131,367
   Accounts receivable                                        55,142         177,549
   Unbilled costs and fees                                   140,320         184,399
   Note receivable from officer                              160,000         160,000
   Prepaid expenses and other current assets                 408,240         453,455

                                                         -----------     -----------
        Total current assets                              45,461,612      39,275,140

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                    11,855,630      13,539,653
   Leasehold improvements                                  1,964,981       2,392,929
   Equipment and furniture                                   792,342       1,327,439
   Construction-in-progress                                1,111,526       4,603,661
                                                         -----------     -----------
                                                          15,724,479      21,863,682
   Less accumulated depreciation
       and amortization                                    5,352,999       6,844,266
                                                         -----------     -----------
                                                          10,371,480      15,019,416

Restricted cash                                              301,500         301,500
Long-term marketable securities                            4,124,798       3,872,658

Other assets                                                 428,989         450,861

                                                         -----------     -----------
        Total assets                                     $60,688,379     $58,919,575
                                                         ===========     ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                      $ 1,288,391     $ 1,207,849
   Accrued expenses                                        2,373,788       2,624,111
   Deferred revenue                                        2,335,695       4,068,301
   Current maturities of long-term obligations             3,595,120       4,850,790
                                                         -----------     -----------
        Total current liabilities                          9,592,994      12,751,051
                                                         -----------     -----------

Long-term obligations, net of current maturities           7,149,188       9,269,701

Shareholders' equity                                      43,946,197      36,898,823

                                                         -----------     -----------
        Total liabilities and shareholders' equity       $60,688,379     $58,919,575
                                                         ===========     ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                         Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                                       March 1,     February 28,       March 1,    February 28,
                                                                         1997           1998             1997         1998
                                                                             (Unaudited)                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Collaborative research, licenses, subscription fees and royalties  $ 4,787,798     $ 3,861,532     $ 6,828,835    $ 7,857,474
  Government research                                                  1,336,153         202,232       3,310,563        463,603
  Interest income                                                        756,678         649,495       1,529,758      1,328,986

                                                                     -----------     -----------     -----------    -----------
       Total revenues                                                  6,880,629       4,713,259      11,669,156      9,650,063
                                                                     -----------     -----------     -----------    -----------

Costs and Expenses:
  Research and development                                             4,660,664       7,840,057       8,538,954     14,470,972
  Cost of government research                                          1,429,670         202,232       3,277,316        463,603
  General, selling and administrative                                    859,026       1,112,809       1,590,057      2,134,946
  Interest expense                                                       145,553         289,376         271,479        538,987
                                                                     -----------     -----------     -----------    -----------
       Total costs and expenses                                        7,094,913       9,444,474      13,677,806     17,608,508
                                                                     -----------     -----------     -----------    -----------
       Net loss                                                        ($214,284)    ($4,731,215)    ($2,008,650)   ($7,958,445)
                                                                     ===========     ===========     ===========    ===========


Basic/diluted net loss per common share                                   ($0.01)         ($0.26)         ($0.11)        ($0.44)
                                                                     ===========     ===========     ===========    ===========


Basic/diluted weighted average number of common and common
equivalent shares outstanding:                                        17,566,018      18,215,285      17,521,094     18,135,581
                                                                     ===========     ===========     ===========    ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
                                                                          Twenty-six Weeks Ended
                                                                        March 1,       February 28,
                                                                          1997             1998
                                                                              (Unaudited)
----------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                              ($2,008,650)      ($7,958,445)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                       981,286         1,582,412
      Loss on disposal of fixed assets                                          0            94,309
      Deferred compensation                                                37,050            58,220
      Changes in assets and liabilities:
          Interest receivable                                              65,402           149,244
          Accounts receivable                                             902,541          (122,407)
          Unbilled costs and fees                                        (182,823)          (44,079)
          Prepaid expenses and other current assets                       150,847           (45,215)
          Accounts payable                                               (429,694)          (80,542)
          Accrued expenses                                                (79,143)          250,323
          Deferred contract revenue                                     1,424,434         1,732,606
                                                                      -----------      ------------

             Total adjustments                                          2,869,900         3,574,871
                                                                      -----------      ------------

             Net cash provided by (used in) operating activities          861,250        (4,383,574)
                                                                      -----------      ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                   (8,105,018)      (14,528,524)
  Proceeds from sale of marketable securities                          13,349,000        25,276,125
  Increase in restricted cash                                            (200,000)                0
  Purchases of equipment and leasehold improvements                      (409,128)       (4,553,714)
  Increase in other assets                                                (56,064)          (21,872)
                                                                      -----------      ------------

        Net cash provided by investing activities                       4,578,790         6,172,015
                                                                      -----------      ------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options and warrants                    592,339           852,851
  Proceeds from long-term obligations                                           0         3,500,000
  Payments on long-term obligations                                    (1,345,943)       (1,894,760)
                                                                      -----------      ------------

        Net cash provided by (used in) financing activities              (753,604)        2,458,091
                                                                      -----------      ------------

Net Increase in Cash and Cash Equivalents                               4,686,436         4,246,532
Cash and Cash Equivalents, at beginning of period                      10,679,287         8,602,698
                                                                      -----------      ------------

Cash and Cash Equivalents, at end of period                           $15,365,723      $ 12,849,230
                                                                      ===========      ============

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                            $    23,798      $     13,500
                                                                      ===========      ============
  Interest paid during period                                         $   271,479      $    538,988
                                                                      ===========      ============

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital leases                $ 3,725,508      $  1,770,943
                                                                      ===========      ============


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 26 week period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 28, 1997.

2. REVENUE RECOGNITION

Research and contract revenues are derived from collaborative agreements with pharmaceutical companies, as well as government grants and contract arrangements. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. License fees are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents cash amounts received prior to revenue recognition. Subscription fee revenues from the PathoGenome(TM) database are recognized ratably over the access period of the subscription agreement.

3. NET LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. This standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. These condensed financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to the current year presentation. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At February 28, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has $301,500 in restricted cash at August 31, 1997 and February 28, 1998 in connection with certain long-term obligations (See Note 6).

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

6. LONG-TERM OBLIGATIONS

On February 28, 1997, the Company entered into an equipment line of credit under which it can finance up to $6,000,000 of laboratory, computer and office equipment. Borrowings are payable in 48 monthly installments at a variable interest rate of prime (8.5% as of February 28, 1998) plus one-quarter of one percent. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company has approximately $1,149,000 available under this equipment line of credit at February 28, 1998.

On March 9, 1998, subsequent to quarter-end, the company modified the above financing arrangement by increasing the equipment line of credit by $4,300,000 from $6,000,000 to $10,300,000. The new equipment line of credit will be utilized to finance laboratory, computer and office equipment over the next thirteen months. Borrowings are payable in 15 quarterly installments commencing March 31, 1999. All other terms and conditions remained the same. Including the amendment, the Company has 5,449,000 available under the line of credit.

On July 31, 1997, the Company entered into a financing arrangement under which it can finance up to $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing July 1, 1998 at the prevailing 12 month Eurodollar rate (12-month Eurodollar rate was 6.125% as of February 28, 1998) plus one and a half percent. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. At February 28, 1998, the Company borrowed the full amount under this arrangement; of which approximately $599,000 has not been utilized to finance the Company's purchases, and is included in cash and cash equivalents. The Company is required to maintain certain restricted cash balances, upon the occurrence of certain events, as defined.

The Company had entered into other capital lease arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has approximately $511,000 available under one of these capital lease agreements at February 28, 1998.

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

Under the agreement, Schering-Plough agreed to pay the Company a minimum of $13.3 million for an up-front payment, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional $30.2 million in research funding and milestone payments. On January 26, 1998 Schering-Plough elected to extend the research program to the full term of the agreement which ends on March 31, 2000.

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

For the 13 week periods ended February 28, 1998 and March 1, 1997, the Company recorded revenue of $575,000 and $934,000, respectively, under this agreement, which consisted of sponsored research funding.

For the 26 week period ended February 28, 1998, the Company recorded revenue of $1,912,000 under this agreement, which consisted of sponsored research funding and milestone payments . For the 26 week period ended March 1, 1997, the Company recorded revenue of $1,751,000 under this agreement, which consisted of sponsored research funding. The Company recorded $356,000 and $18,000 as deferred revenue at February 28, 1998 and August 31, 1997, respectively.

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

Under the agreement, Schering-Plough has agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics product developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will be approximately $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

For the 13 week period ended February 28, 1998, the Company recorded revenue of $1,799,000 under this agreement, which consisted of sponsored research funding, subcontract activity and a milestone payment. For the 13 week period ended March 1, 1997, the Company recorded revenue of $2,818,000 under this agreement, which consisted of sponsored research funding, license fee, expense allowance and subcontract activity.

For the 26 week period ended February 28, 1998, the Company recorded revenue of $2,951,000 under this agreement, which consisted of sponsored research funding, subcontract activity and a milestone payment. For the 26 week period ended March 1, 1997, the Company recorded revenue of $2,818,000 under this agreement, which consisted of sponsored research funding, license fee, expense allowance and subcontract activity. The Company recorded $1,040,000 and $1,400,000 as deferred revenue at February 28, 1998 and August 31, 1997, respectively.

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

For the 13 and 26 week periods ended February 28, 1998, the Company recorded revenue of $570,000 and $1,007,000, respectively, under this agreement, which consisted of sponsored research funding. The Company recorded $752,000 as deferred revenue at February 28, 1998.

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

For the 13 week period ended February 28, 1998, the Company recorded revenue of $359,000 under this agreement, which consisted of sponsored research funding. For the 13 week period ended March 1, 1997, the Company recorded revenue of $1,035,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

For the 26 week period ended February 28, 1998, the Company recorded revenue of $1,069,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 26 week period ended March 1, 1997, the Company recorded revenue of $1,642,000 under this agreement, which consisted of sponsored research funding and a milestone payment. The Company recorded $501,000 and $503,000 as deferred revenue at February 28, 1998 and August 31, 1997, respectively.


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

For the 13 and 26 week periods ended February 28, 1998, the Company recognized revenue of $543,000 and $918,000, respectively, under these agreements which consisted of subscription fees. The Company recorded deferred revenue of $1,417,000 under these agreements at February 28, 1998.

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

For the past several years, the Company's primary sources of revenue have been government research grants and contracts and collaborative agreements with pharmaceutical company partners. As of February 28, 1998, the Company had signed four collaborative agreements. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September

1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products for treating fungal infections.

In May 1997, the Company introduced its proprietary genome sequence database, PathoGenome(TM) and sold its first subscription to Bayer AG ("Bayer"). Under the agreement, Bayer will receive nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms. In September 1997, the Company sold two additional subscriptions to its PathoGenome(TM) database to Bristol-Myers Squibb and Schering-Plough.

As of February 28, 1998, the Company had outstanding approximately $2,147,000 of government research grants and contracts under which services were yet to be performed. These grants and contracts call for services to be performed over the next 24 months. The Company's government research grants and contracts are typically funded annually and are subject to appropriation by the United States Congress each year. Funding may be discontinued or reduced at any time by Congress. As of February 28, 1998, the funded portion of these grants and contracts was $1,997,000. For the 26 week periods ended March 1, 1997 and February 28, 1998, revenue recognized pursuant to United States government research grants and research contracts accounted for approximately 28% and 5%, respectively, of the Company's total revenues.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $52,514,000 at February 28, 1998. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 1, 1997 AND FEBRUARY 28, 1998

REVENUE

Total revenues decreased 31% from $6,881,000 for the 13 week period ended March 1, 1997 to $4,713,000 for the 13 week period ended February 28, 1998. Collaborative research, licenses, subscription fees and royalties decreased 19% from $4,788,000 for the 13 week period ended March 1, 1997 to $3,862,000 for the 13 week period ended February 28, 1998. The decrease in collaborative research, licenses, subscription fees and royalties was primarily attributable to a license fee received in the prior year under the Company's collaboration agreement with Schering-Plough for treating asthma which began in December 1996. The decrease in collaborative research, licenses, subscription fees and royalties was partially offset by an increase in sponsored research revenue received this year under the Company's collaboration research agreements with Schering-Plough for treating both asthma and fungal infections. Additionally, the decrease was partially offset by subscription fee revenue earned this year under the Company's license agreements with Bayer, Bristol-Myers Squibb and Schering-Plough providing each company with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms.

Government research revenue decreased 85% from $1,336,000 for the 13 week period ended March 1, 1997 to $202,000 for the 13 week period ended February 28, 1998. The decrease in government research revenue was primarily attributable to a shift in personnel from government research programs to company-sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM). Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses.

Interest income decreased 14% from $757,000 for the 13 week period ended March 1, 1997 to $649,000 for the 13 week period ended February 28, 1998 reflecting a decrease in funds available for investment.

COST AND EXPENSES

Total cost and expenses increased 33% from $7,095,000 for the 13 week period ended March 1, 1997 to $9,444,000 for the 13 week period ended February 28, 1998. Research and development expenses, which include company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 68% from $4,661,000 for the 13 week period ended March 1, 1997 to $7,840,000 for the 13 week period ended
February 28, 1998. The increase in research and development expenses was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

The cost of government research decreased 86% from $1,430,000 for the 13 week period ended March 1, 1997 to $202,000 for the 13 week period ended February 28, 1998. The decrease in cost of government research was primarily attributable to the decrease in government research revenues. Cost of government research, as a percentage of government research revenue, was 107% and 100% for the 13 week periods ended March 1, 1997 and February 28, 1998, respectively.

Selling, general and administrative expenses increased 30% from $859,000 for the 13 week period ended March 1, 1997 to $1,113,000 for the 13 week period ended February 28, 1998. The increase in selling, general and administrative expenses was primarily due to increases in payroll and related expenses and consulting fees.

Interest expense increased 99% from $146,000 for the 13 week period ended March 1, 1997 to $289,000 for the 13 week period ended February 28, 1998. The increase in interest expense was attributable to increases in the Company's outstanding balance under its long-term obligations.

TWENTY-SIX WEEK PERIOD ENDED MARCH 1, 1997 AND FEBRUARY 28, 1998

REVENUE

Total revenues decreased 17% from $11,669,000 for the 26 week period ended
March 1, 1997 to $9,650,000 for the 26 week period ended February 28, 1998. Collaborative research, licenses, subscription fees and royalties increased 15% from $6,829,000 for the 26 week period ended March 1, 1997 to $7,857,000 for the 26 week period ended February 28, 1998. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to higher milestone payments and sponsored research revenues received this year under the Company's collaboration research agreements with Astra and Schering-Plough, as well as subscription fee revenue earned this year under the Company's license agreements with Bayer, Bristol-Myers Squibb and Schering-Plough providing each company with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms.

Government research revenue decreased 86% from $3,311,000 for the 26 week period ended March 1, 1997 to $464,000 for the 26 week period ended February 28, 1998. The decrease in government research revenue was primarily attributable to a shift in personnel from government research programs to company-sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM).

Interest income decreased 13% from $1,530,000 for the 26 week period ended March 1, 1997 to $1,329,000 for the 26 week period ended February 28, 1998 reflecting a decrease in funds available for investment.

COST AND EXPENSES

Total cost and expenses increased 29% from $13,678,000 for the 26 week period ended March 1, 1997 to $17,609,000 for the 26 week period ended February 28, 1998. Research and development expenses, which include company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 69% from $8,539,000 for the 26 week period ended March 1, 1997 to $14,471,000 for the 26 week period ended
February 28, 1998. The increase in research and development expenses was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

The cost of government research decreased 86% from $3,277,000 for the 26 week period ended March 1, 1997 to $464,000 for the 26 week period ended February 28, 1998. The decrease in cost of government research was primarily attributable to the decrease in government research revenues. Cost of government research, as a percentage of government research revenue, was 99% and 100% for the 26 week periods ended March 1, 1997 and February 28, 1998, respectively.

Selling, general and administrative expenses increased 34% from $1,590,000 for the 26 week period ended March 1, 1997 to $2,135,000 for the 26 week period ended February 28, 1998. The increase in selling, general and administrative expenses was primarily due to increases in payroll and related expenses and consulting fees.

Interest expense increased 99% from $271,000 for the 26 week period ended
March 1, 1998 to $539,000 for the 26 week period ended February 28, 1998. The increase in interest expense for was attributable to increases in the Company's outstanding balance under its long-term obligations.


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

As of February 28, 1998, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $41,343,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. On March 9, 1998, subsequent to quarter-end, the Company modified one of the finance arrangements to make available an additional $4,300,000 in order to finance certain laboratory, computer and office equipment. Borrowings are payable in 15 quarterly installments commencing March 31, 1999. All other terms and conditions remained the same. Including the amendment, the Company had $5,960,000 available under these arrangements for future borrowings. Additionally, the Company received a $6,000,000 advance to finance office and laboratory renovations at its Beaver Street facility of which approximately $599,000 had not been expended at February 28, 1998.


The Company's operating activities provided cash of approximately $861,000 for the 26 week period ended March 1, 1997. The Company's operating activities used cash of approximately $4,384,000 for the 26 week period ended February 28, 1998 primarily to fund operating losses.

For the 26 week periods ended March 1, 1997 and February 28, 1998, the Company's investing activities provided cash of approximately $4,579,000 and $6,172,000, respectively, from the sale of marketable securities, partially offset by purchases of marketable securities, and property and equipment.

Financing activities used cash of approximately $754,000 for the 26 week period ended March 1, 1997 primarily for payments of capital lease obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $2,458,000 for the 26 week period ended February 28, 1998 primarily from proceeds from long-term obligations and exercise of stock options, net of payments of long-term obligations.

Capital expenditures totaled $1,771,000 for the 26 week period ended
February 28, 1998 consisting of laboratory, computer and office equipment. The Company currently estimates that it will acquire an additional $3,229,000 in capital equipment in fiscal 1998 consisting of primarily computer and laboratory equipment which it intends to finance under existing and new financing arrangements. The Company is also in the process of consolidating its operations at its Beaver Street facility at an estimated cost of $6,700,000 which consists of office and laboratory renovations. As of February 28, 1998, the Company had incurred approximately $5,401,000 of capital improvements consisting of $847,000 during fiscal 1997 and $4,554,000 during the 26 week period ended
February 28,1998. The Company plans to spend an additional $1,299,000 during fiscal 1998 on this renovation project. The Company plans to utilize existing and new capital lease and equipment financing arrangements to finance substantially all of these capital improvements.

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

           See Insert A

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS:

           10.41 Collaboration and License Agreement between the Company and Schering Corporation, dated as of September 22, 1997.(25)*

           10.42 Collaboration and License Agreement between the Company and Schering-Plough Ltd., dated as of September 22, 1997.(25)*

           * Confidential treatment requested with respect to a portion of this Exhibit.

           (25) Filed within.

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



                            Genome Therapeutics Corp.


                                /s/ Fenel M. Eloi
                          -----------------------------
                                  Fenel M. Eloi
                          (Principal Financial Officer)

                              Date: April 14, 1998

                                    INSERT A



The Company's Special Meeting in lieu of an Annual Meeting was held on January 26, 1998. At the meeting, shareholders took the following actions:

1) Election of Directors

                                Shares Voted
      Name Of Nominee                For            Withhold Authority
      ---------------           ------------        ------------------
      Robert J. Hennessey        15,885,902              203,803
      Philip J. Leder            15,885,942              203,763
      Lawrence Levy              15,820,040              269,665
      Donald J. McCarren         15,829,782              259,923
      Steven M. Rauscher         15,887,192              202,513

2) To approve the Company's 1997 Stock Option Plan.

      For                Against          Abstain          No Voting
      ---------          -------          -------          ---------
      8,239,127          941,520          136,815          6,772,243

3) To approve of the Company's 1997 Directors' Deferred Stock Plan.

      For                Against          Abstain          No Voting
      ---------          -------          -------          ---------
      8,715,412          439,757          162,293          6,772,243

4) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 1998.

      For                Against          Abstain          No Voting
      ----------         -------          -------          ---------
      15,962,185         71,859           55,661               0