Form 10-Q
period 1998-05-30
GENOME THERAPEUTICS CORP
filed 1998-07-10
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended: May 30, 1998
                                            ------------

                           Commission File No: 0-10824
                                               -------

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                            04-2297484
---------------------------------                           --------------------
 (STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION  NO.)


100 BEAVER STREET;  WALTHAM, MASSACHUSETTS                         02154
------------------------------------------                  --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                  -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                        18,306,839
       --------------                                -------------------------
       $.10 PAR VALUE                                Outstanding July 10, 1998
       --------------

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                            Page
                                                                            ----
Part I
Financial Information (Unaudited):

     Consolidated Condensed Balance Sheets as of
         August 31, 1997 and May 30, 1998                                     3

     Consolidated Condensed Statements of Operations
         for the 39 week period ended May 31, 1997
         and May 30, 1998                                                     4

     Consolidated Statements of Cash Flows for the
         39 week period ended May 31, 1997
         and May 30,1998                                                      5

     Notes to Consolidated Condensed Financial
         Statements for the 39 week period ended
         May 31, 1997 and May 30, 1998                                     6-12

     Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                             13-19


Part II
Other Information:
         Other Information                                                   20

         Signature                                                           21

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
                                                                    August 31,               May 30,
                                                                         1997                  1998
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------

Assets
Current Assets:
   Cash and cash equivalents                                      $ 8,602,698           $11,936,574
   Marketable securities                                           34,814,601            23,475,214
   Interest receivable                                              1,280,611               753,848
   Accounts receivable                                                 55,142                34,305
   Unbilled costs and fees                                            140,320               831,952
   Note receivable from officer                                       160,000                     0
   Prepaid expenses and other current assets                          408,240               525,976

                                                                  -----------           -----------
        Total current assets                                       45,461,612            37,557,869

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                             11,855,630            14,405,616
   Leasehold improvements                                           1,964,981             7,621,123
   Office Equipment and furniture                                     792,342             1,378,793
   Construction-in-progress                                         1,111,526               271,506
                                                                  -----------           -----------
                                                                   15,724,479            23,677,038
   Less accumulated depreciation
       and amortization                                             5,352,999             7,846,828
                                                                  -----------           -----------
                                                                   10,371,480            15,830,210

Restricted cash                                                       301,500               301,500
Long-term marketable securities                                     4,124,798             3,523,878
Note receivable from officer                                                0               160,000
Other assets                                                          428,989               439,125

                                                                  -----------           -----------
        Total assets                                              $60,688,379           $57,812,582
                                                                  ===========           ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                $1,288,391            $1,120,902
   Accrued expenses                                                 2,373,788             3,037,944
   Deferred revenue                                                 2,335,695             6,280,642
   Current maturities of long-term obligations                      3,595,120             5,507,578
                                                                  -----------           -----------
        Total current liabilities                                   9,592,994            15,947,066

Long-term obligations, net of current maturities                    7,149,188             9,233,038

Shareholders' equity                                               43,946,197            32,632,478

                                                                  -----------           -----------
        Total liabilities and shareholders' equity                $60,688,379           $57,812,582
                                                                  ===========           ===========







See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                            Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                           May 31,          May 30,          May 31,           May 30,
                                                            1997             1998             1997              1998
                                                                 (Unaudited)                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Revenues:
  Collaborative research, licenses, subscription
  fees and royalties                                     $ 2,987,210      $ 4,658,417      $ 9,816,045      $ 12,515,891
Government research                                          918,999          351,896        4,229,562           815,499

                                                         -----------      -----------      -----------      ------------
       Total revenues                                      3,906,209        5,010,313       14,045,607        13,331,390
                                                         -----------      -----------      -----------      ------------

Costs and Expenses:
  Research and development                                 5,977,861        8,090,097       14,483,568        22,561,069
  Cost of government research                                918,999          351,896        4,229,562           815,499
  Selling, general and administrative                        997,021        1,178,187        2,587,078         3,313,133

                                                         -----------      -----------      -----------      ------------
       Total costs and expenses                            7,893,881        9,620,180       21,300,208        26,689,701
                                                         -----------      -----------      -----------      ------------

       Loss from operations                               (3,987,672)      (4,609,867)      (7,254,601)      (13,358,311)

Interest income                                              741,152          552,037        2,270,910         1,881,023
Interest expense                                            (159,066)        (307,068)        (430,545)         (846,055)

                                                         -----------      -----------      -----------      ------------

       Net loss                                          $(3,405,586)     $(4,364,898)     $(5,414,236)     $(12,323,343)
                                                         ===========      ===========      ===========      ============



Basic/diluted net loss per common share                  $     (0.19)     $     (0.24)     $     (0.31)     $      (0.68)
                                                         ===========      ===========      ===========      ============


Basic/diluted weighted average number of common
shares outstanding                                        17,666,731       18,274,085       17,569,640        18,181,749
                                                         ===========      ===========      ===========      ============





See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                   Thirty-nine Weeks ended
                                                                                  May 31,            May 30,
                                                                                   1997               1998
                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                                        $ (5,414,236)     $(12,323,343)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                1,554,338         2,674,487
      Loss on disposal of fixed assets                                                     0           103,821
      Deferred compensation                                                           57,683            94,814
      Changes in assets and liabilities:
          Interest receivable                                                          2,925           526,763
          Accounts receivable                                                       (561,438)           20,837
          Unbilled costs and fees                                                     93,710          (691,632)
          Prepaid expenses and other current assets                                  (31,070)         (117,736)
          Accounts payable                                                          (171,485)         (167,489)
          Accrued expenses                                                           455,468           664,156
          Deferred contract revenue                                                1,896,899         3,944,947
                                                                                ------------      ------------

                   Total adjustments                                               3,297,030         7,052,968
                                                                                ------------      ------------

                   Net cash used in operating activities                          (2,117,206)       (5,270,375)
                                                                                ------------      ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                             (18,236,804)      (28,873,818)
  Proceeds from sale of marketable securities                                     19,174,000        40,814,125
  Increase in restricted cash                                                       (200,000)                0
  Purchases of equipment and leasehold improvements                                 (643,716)       (5,317,164)
  Increase in other assets                                                           (88,189)          (10,136)
                                                                                ------------      ------------

        Net cash provided by investing activities                                      5,291         6,613,007
                                                                                ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                            681,265           914,810
  Proceeds from long-term obligations                                                      0         4,011,000
  Payments on long-term obligations                                               (2,122,960)       (2,934,566)
                                                                                ------------      ------------

        Net cash provided by (used in) financing activities                       (1,441,695)        1,991,244
                                                                                ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (3,553,610)        3,333,876
Cash and Cash Equivalents, at beginning of period                                 10,679,287         8,602,698
                                                                                ------------      ------------

Cash and Cash Equivalents, at end of period                                     $  7,125,677      $ 11,936,574
                                                                                ============      ============

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                      $     29,142      $     20,250
                                                                                ============      ============

  Interest paid during period                                                   $    430,545      $    846,055
                                                                                ============      ============

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital leases                          $  4,629,267      $  2,919,874
                                                                                ============      ============





See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 39 week period ended May 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 28, 1997.

2.   REVENUE RECOGNITION

Research and contract revenues are derived from collaborative agreements with pharmaceutical companies, as well as government grants and contract arrangements. Research revenues are recognized as earned under government grants, which consist of cost-plus-fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone revenues from collaborative research and development arrangements are recognized when the milestones are achieved. License fees are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents cash amounts received prior to revenue recognition. Subscription fee revenues from the PathoGenome(TM) database are recognized ratably over the access period of the subscription agreement.

3.   NET LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. This standard is effective for financial statements for periods ending after December 15, 1997 with early application not permitted. These condensed financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to the current year presentation. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. At May 30, 1998 and May 31, 1997, the Company had potential common stock of approximately 4,298,000 and 4,593,000, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At May 30, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized holding gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. Government debt securities. The Company has $301,500 in restricted cash at August 31, 1997 and May 30, 1998 in connection with certain long-term obligations (See Note 6).

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

6.   LONG-TERM OBLIGATIONS

On February 28, 1997, the Company entered into an equipment line of credit under which it can finance up to $6,000,000 of laboratory, computer and office equipment. Borrowings are payable in 48 monthly installments at a variable interest rate of prime (8.5% as of May 30, 1998) plus one-quarter of one percent. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage.

On March 9, 1998, the Company increased the equipment line of credit described above by $4,300,000 to $10,300,000. The additional borrowings under the equipment line of credit will be utilized to finance laboratory, computer and office equipment over the next ten months. Borrowings under the new credit line are payable in 15 quarterly installments commencing March 31, 1999. All other terms and conditions remained the same. The Company had $4,300,000 available under the modified line of credit at May 30, 1998.

On July 31, 1997, the Company entered into a financing arrangement under which it can finance up to $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing July 1, 1998 at the prevailing 12 month Eurodollar rate (12-month Eurodollar rate was 5.93% as of May 30, 1998) plus one and a half percent. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. At May 30, 1998, the Company had no additional borrowing capacity under this arrangement, however, approximately $539,000 of the amounts received have not been utilized to finance the Company's purchases, and is included in cash and cash equivalents. The Company is required to maintain certain restricted cash balances, upon the occurrence of certain events, as defined.

The Company has entered into other capital lease arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 11.42%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at May 30, 1998.

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

Under the agreement, Schering-Plough agreed to pay the Company a minimum of $13.3 million for an up-front payment, research funding and milestone payments. Subject to the achievement of additional product development milestones and Schering-Plough's election to extend the research collaboration, Schering-Plough has agreed to pay the Company up to an additional $30.2 million in research funding and milestone payments. On March 4, 1998, Schering-Plough elected to extend the research program to the full term of the agreement which expires on March 31, 2000.

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

For the 13 week periods ended May 30, 1998 and May 31, 1997, the Company recorded revenue of $733,000 and $1,024,000, respectively, under this agreement, which consisted of sponsored research funding.

For the 39 week period ended May 30, 1998, the Company recorded revenue of $2,645,000 under this agreement, which consisted of sponsored research funding and milestone payments . For the 39 week period ended May 31, 1997, the Company recorded revenue of $2,774,000 under this agreement, which consisted of sponsored research funding.

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

For the 13 week period ended May 30, 1998, the Company recorded revenue of $2,212,000 under this agreement, which consisted of sponsored research funding, subcontract activity and a milestone payment. For the 13 week period ended May 31, 1997, the Company recorded revenue of $663,000 under this agreement, which consisted of sponsored research funding and subcontract activity.

For the 39 week period ended May 30, 1998, the Company recorded revenue of $5,164,000 under this agreement, which consisted of sponsored research funding, subcontract activity and a milestone payment. For the 39 week period ended May 31, 1997, the Company recorded revenue of $3,481,000 under this agreement, which consisted of sponsored research funding, license fee, expense allowance and subcontract activity.

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

For the 13 and 39 week periods ended May 30, 1998, the Company recorded revenue of $613,000 and $1,619,000, respectively, under this agreement, which consisted of sponsored research funding.

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

Under this agreement, Astra agreed to pay the Company a minimum of approximately $11 million and, subject to the achievement of certain product development milestones, up to approximately $22 million ( and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 is credited against any future royalties payable to the Company by Astra under the agreement. Astra is obligated to provide funding for the research program for a minimum of two and one-half years with an option to extend. On June 15, 1998, subsequent to quarter-end, Astra elected to extend the research program for a second time which will carry the alliance through at least August 1999.

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

For the 13 week period ended May 30, 1998, the Company recorded revenue of $336,000 under this agreement, which consisted of sponsored research funding. For the 13 week period ended May 31, 1997, the Company recorded revenue of $775,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

For the 39 week period ended May 30, 1998, the Company recorded revenue of $1,405,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 39 week period ended May 31, 1997, the Company recorded revenue of $2,416,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

8. DATABASE SUBSCRIPTIONS

In May 1997, the Company introduced its proprietary genome sequence database, PathoGenome(TM) and sold its first subscription to Bayer AG, ("Bayer") providing Bayer with nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms. In September 1997, the Company sold subscriptions to its PathoGenome(TM) database to Bristol-Myers Squibb and Schering-Plough. In May 1998, the Company sold its fourth subscription to its PathoGenome(TM) database to Scriptgen Pharmaceuticals, Inc. ("Scriptgen"). The subscription agreements call for the Company to provide each subscriber with periodic data updates, analysis tools and software support. Under the agreements, Bayer, Bristol-Myers Squibb, Schering-Plough and Scriptgen have agreed to pay annual subscription fees, milestone payments, when applicable, and royalties on any molecules developed as a result of access to the information provided by the PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

For the 13 and 39 week periods ended May 30, 1998, the Company recognized subscription fee revenue of $750,000 and $1,668,000, respectively, under these agreements.

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

The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's proprietary genome sequence database, PathoGenomeTM and government research grants and contracts. As of May 30, 1998, the Company had signed four collaborative agreements. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products for treating fungal infections.

In May 1997, the Company introduced its proprietary genome sequence database, PathoGenome(TM) and sold its first subscription to Bayer AG ("Bayer"). In September 1997, the Company sold subscriptions to Bristol-Myers Squibb and Schering-Plough. In May 1998, the Company sold a subscription to Scriptgen Pharmaceuticals, Inc ("Scriptgen"). Under the agreements, the subscribers will receive nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms.

The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $56,879,000 at May 30, 1998. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MAY 31, 1997 AND MAY 30, 1998

REVENUE

Total revenues increased 28% from $3,906,000 for the 13 week period ended May 31, 1997 to $5,010,000 for the 13 week period ended May 30, 1998. Collaborative research, licenses, subscription fees and royalties increased 56% from $2,987,000 for the 13 week period ended May 31, 1997 to $4,658,000 for the 13 week period ended May 30, 1998. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to an increase in sponsored research revenue received this year under the Company's collaboration research agreements with Schering-Plough for treating both asthma and fungal infections. The increase was also due to subscription fee revenue earned this year under the Company's license agreements with Bayer, Bristol-Myers Squibb, Schering-Plough and Scriptgen providing each company with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms.

Government research revenue decreased 62% from $919,000 for the 13 week period ended May 31, 1997 to $352,000 for the 13 week period ended May 30, 1998. The decrease in government research revenue was primarily attributable to a shift in personnel from government research programs to company-sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM). Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses.

COST AND EXPENSES

Total cost and expenses increased 22% from $7,894,000 for the 13 week period ended May 31, 1997 to $9,620,000 for the 13 week period ended May 30, 1998. Research and development expenses, which include company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 35% from $5,978,000 for the 13 week period ended May 31, 1997 to $8,090,000 for the 13 week period ended May 30, 1998. The increase in research and development expenses was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

The cost of government research decreased 62% from $919,000 for the 13 week period ended May 31, 1997 to $352,000 for the 13 week period ended May 30, 1998. The decrease in cost of government research was primarily attributable to the decrease in government research revenues.

Selling, general and administrative expenses increased 18% from $997,000 for the 13 week period ended May 31, 1997 to $1,178,000 for the 13 week period ended May 30, 1998. The increase in selling, general and administrative expenses was primarily due to increases in payroll and related expenses as a result of hiring additional administrative personnel.

INTEREST INCOME AND EXPENSE

Interest income decreased 26% from $741,000 for the 13 week period ended May 31, 1997 to $552,000 for the 13 week period ended May 30, 1998 reflecting a decrease in funds available for investment.

Interest expense increased 93% from $159,000 for the 13 week period ended May 31, 1997 to $307,000 for the 13 week period ended May 30, 1998. The increase in interest expense was attributable to increases in the Company's average outstanding balance under its long-term obligations.

THIRTY-NINE WEEK PERIOD ENDED MAY 31, 1997 AND MAY 30, 1998

REVENUE

Total revenues decreased 5% from $14,046,000 for the 39 week period ended May 31, 1997 to $13,331,000 for the 39 week period ended May 30, 1998. Collaborative research, licenses, subscription fees and royalties increased 28% from $9,816,000 for the 39 week period ended May 31, 1997 to $12,516,000 for the 39 week period ended May 30, 1998. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to higher milestone payments and sponsored research revenues received this year under the Company's collaboration research agreements with Schering-Plough for treating both asthma and fungal infections. The increase was also due to subscription fee revenue earned this year under the Company's license agreements with Bayer, Bristol-Myers Squibb, Schering-Plough and Scriptgen providing each company with nonexclusive access to the Company's proprietary genome sequence database, PathoGenomeTM and associated information relating to microbial organisms.

Government research revenue decreased 81% from $4,230,000 for the 39 week period ended May 31, 1997 to $816,000 for the 39 week period ended May 30, 1998. The decrease in government research revenue was primarily attributable to a shift in personnel from government research programs to company-sponsored research and development programs, in particular, the microbial genetic database program, PathoGenome(TM).

COST AND EXPENSES

Total cost and expenses increased 25% from $21,300,000 for the 39 week period ended May 31, 1997 to $26,690,000 for the 39 week period ended May 30, 1998. Research and development expenses, which include company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators, increased 56% from $14,484,000 for the 39 week period ended May 31, 1997 to $22,561,000 for the 39 week period ended May 30, 1998. The increase in research and development expenses was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

The cost of government research decreased 81% from $4,230,000 for the 39 week period ended May 31, 1997 to $815,000 for the 39 week period ended May 30, 1998. The decrease in cost of government research was primarily attributable to the decrease in government research revenues.

Selling, general and administrative expenses increased 28% from $2,587,000 for the 39 week period ended May 31, 1997 to $3,313,000 for the 39 week period ended May 30, 1998. The increase in selling, general and administrative expenses was primarily due to increases in payroll and related expenses as a result of hiring additional administrative personnel.

INTEREST INCOME AND EXPENSE

Interest income decreased 17% from $2,271,000 for the 39 week period ended May 31, 1997 to $1,881,000 for the 39 week period ended May 30, 1998 reflecting a decrease in funds available for investment.

Interest expense increased 96% from $431,000 for the 39 week period ended May 31, 1997 to $846,000 for the 39 week period ended May 30, 1998. The increase in interest expense for was attributable to increases in the Company's average outstanding balance under its long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since September 1, 1992, the Company's primary sources of cash have been revenue from collaborative research agreements, revenue from subscription agreements, revenue from government research grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

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

As of May 30, 1998, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $39,237,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. On March 9, 1998, the Company amended one of the finance arrangements to increase the facility by $4,300,000 in order to finance certain laboratory, computer and office equipment. Borrowings are payable in 15 quarterly installments commencing March 31, 1999. All other terms and conditions remained the same. The Company had $4,300,000 available under these arrangements for future borrowings at May 30, 1998. The Company also received a $6,000,000 advance to finance office and laboratory renovations at its Beaver Street facility of which approximately $539,000 had not been expended at May 30, 1998.

For the 39 week periods ended May 31, 1997 and May 30, 1998, the Company's operating activities used cash of approximately $2,117,000 and $5,270,000, respectively, primarily to fund operating losses.

For the 39 week periods ended May 31, 1997 and May 30, 1998, the Company's investing activities provided cash of approximately $5,000 and $6,613,000, respectively, from the sale of marketable securities, partially offset by purchases of marketable securities, and property and equipment.

 Financing activities used cash of approximately $1,443,000 for the 39 week period ended May 31, 1997 primarily for payments of capital lease obligations, partially offset by proceeds from the exercise of stock options. Financing activities provided cash of approximately $1,991,000 for the 39 week period ended May 30, 1998 primarily from proceeds from long-term obligations and exercise of stock options, net of payments of long-term obligations.

Capital expenditures totaled $2,781,000 for the 39 week period ended May 30, 1998 consisting of laboratory, computer and office equipment. The Company estimates that it will acquire an additional $1,200,000 in capital equipment in fiscal 1998 consisting of primarily computer and laboratory equipment which it intends to finance under existing financing arrangements. Additionally, the Company is in the process of consolidating its operations at its Beaver Street facility at an estimated cost of $6,852,000 which consists of office and laboratory renovations. As of May 30, 1998, the Company had incurred approximately $6,303,000 of capital improvements consisting of $847,000 during fiscal 1997 and $5,456,000 during the 39 week period ended May 30,1998. The Company plans to spend an additional $549,000 on this renovation project and expects the renovations to be completed by September 30, 1998. The Company plans to utilize existing capital lease financing arrangements to finance substantially all of these capital improvements.

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

         None

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   EXHIBITS:

         10.43 Credit modification agreement between the Company and Fleet National Bank, dated March 9, 1998. (26)


         (26)  Filed within.

    b)   REPORTS ON FORM 8-K

         None.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                                             Genome Therapeutics Corp.


                                             /s/ Fenel M. Eloi
                                             ---------------------------------
                                             Fenel M. Eloi
                                             (Principal Financial Officer)


                                             Date: July 10, 1998