Form 10-K
period 1998-08-31
GENOME THERAPEUTICS CORP
filed 1998-11-25
CIK 356830

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended August 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM      TO      .
                        COMMISSION FILE NUMBER: 0-10824

                           GENOME THERAPEUTICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                   04-2297484
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
              OR ORGANIZATION)

  100 BEAVER STREET, WALTHAM, MASSACHUSETTS                        02453
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 23, 1998 was approximately $58,772,550.

     The number of shares outstanding of the registrant's common stock as of November 23, 1998 was 18,328,702.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for use at its Special Meeting of Shareholders in lieu of an Annual Meeting to be held on February 22, 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics-based drug targets discovery -- the identification and functional characterization of genes. The Company has over ten years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in pathogen functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. The Company has entered into several corporate collaborations in connection with its pathogen and human gene discovery programs.

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

     High-throughput sequencing offers a practical way of randomly identifying all of the genes in a pathogen because the genomes of pathogens consist of relatively small numbers of uninterrupted gene sequences. In contrast, the human genome is very large with only small portions of the DNA containing genes which are present as interrupted DNA sequences. As a result, although high-throughput sequencing of the DNA in a particular chromosomal region is used in human gene discovery, sequencing of all of the DNA in the human genome is not a practical means to identify large numbers of human genes. Although there are now some commercial ventures proposing to sequence all of the DNA in the human genome by a random approach, this method still requires proof of principal in its utility. Publicly funded projects are undertaking sequencing of the human genome using mapped large insert BAC clones covering the entire genome. In addition, several groups are randomly discovering large numbers of human genes by sequencing expressed copies of genes, which contain only exons and are called cDNA, which they synthesize from mRNA.

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

     Next, libraries comprised of large DNA fragments are examined to find those fragments which contain pieces of DNA from the relevant chromosomal region. The aligning of these DNA fragments so that their resulting order represents how these DNA fragments are related to each other in the relevant chromosomal region is called physical mapping. The physical map of the relevant chromosomal region can then be used to identify the genes which are contained within the region. These genes can be identified in two ways. First, "direct selection" and "exon trapping" are used, whereby individual exons within this chromosomal region can be isolated and then used to obtain a complete copy of the gene from a cDNA library. Alternatively or in combination with the above tools, the DNA of the chromosomal region can be sequenced using high-throughput procedures and, through the use of special computer software, the exons which are contained within the chromosomal region can be predicted. This sequencing information is then used to search cDNA libraries for DNA fragments which contain these presumed exons.

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

TECHNOLOGY PLATFORM

     The Company applies its proprietary technologies and know-how in high-throughput sequencing, positional cloning, bioinformatics, and functional genomics in its gene discovery programs. In its pathogen programs, the Company uses its high-throughput sequencing capabilities to sequence the genomes of pathogens. In its human gene discovery programs, the Company combines its proprietary positional cloning capabilities, together with its high-throughput sequencing capabilities, in its efforts to identify human genes associated with disease. Both the Company's pathogen and human genomics programs utilize substantial bioinformatics skills to identify genes, tentatively assign them a likely function, and possibly select genes as targets for drug and vaccine development. Over the last couple of years, the Company has fully developed functional genomics and drug discovery skills, including drug discovery target validation and high-throughput drug discovery assay development.

  HIGH-THROUGHPUT SEQUENCING AND FINISHING

     GTC has an automated process using DNA sequencers and computers to sequence and analyze genes in its discovery research programs. Using its technology, the Company has randomly sequenced the genomes of several pathogens and various chromosomal regions of the human genome. GTC's current sequencing production capacity is approximately 6.5 million nucleotides of raw sequence daily. Improvements in overall throughput and production cost have been implemented through introduction of proprietary and non-proprietary technologies into the sequencing process.

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

     The Company has developed a proprietary quality control process to assure a high-quality sequenced genome. Sequence quality is expressed in terms of the probability of error at any given base location in the sequence. The integrated computational and biochemical techniques used in the finishing process, when coupled with the sequence quality measurements generated by the high-throughput sequencing process, allow the Company to specify the required quality of the end-product sequence and then direct the process to achieve the desired quality level. The Company has developed a proprietary finishing platform that couples the computational and biochemical techniques utilized in finishing to provide the highest quality representation of the finished product.

     Finishing is also very important in the later stages of human gene discovery where the identification of disease-associated mutations requires gene sequences of much higher quality than in the early stages of gene identification. The quality of the sequence must be such as to allow the detection of two different nucleotides in a given position. The Company has a well-established, sequence-based mutation detection program in place essential for our gene discovery projects.

  POSITIONAL CLONING

     The Company has over 10 years of experience in various aspects of positional cloning. GTC was one of the pioneers in the use of genetic linkage mapping and developed numerous techniques and tools that are widely used in the positional cloning field. GTC has considerable experience in identifying genetic markers for specific chromosomal regions. This ability is needed when additional genetic markers are required to narrow the size of the chromosomal region believed to contain the disease gene. The Company also has several libraries of large DNA fragments arranged in a format which facilitates the isolation of DNA fragments from a specific chromosomal region. These libraries are used to develop physical maps of chromosomal regions thought to contain disease genes. In addition, the Company uses specialized tools to identify exons present in large DNA fragments. These tools are used to identify and isolate genes present in chromosomal regions believed to contain disease genes.

BIOINFORMATICS

     The process of identifying and characterizing genes generates vast amounts of data that must be organized, managed and analyzed for biological significance. Such data result from DNA sequencing, genetic linkage analysis, physical mapping, gene expression studies and other genomic technologies employed by the Company. The use of computers, software, and databases to track, process, store, retrieve and analyze data generated by genomic research is referred to as "bioinformatics," and is a key capability of any participant in the field. Because of its early work in large-scale genetic linkage analysis, GTC was one of the first companies to develop significant bioinformatics capabilities.

     The Company's efforts in bioinformatics are focused in four areas: development and application of genomic data mining and visualization software to strengthen the gene and drug discovery programs at GTC; integration and enhancement of laboratory automation systems for high throughput genomic sequencing and analysis; ongoing development and customer support for the PathoGenome(TM) database; and support and improvement of the information infrastructure, including systems, networks and user support. The Company is continuing to expand its bioinformatics staff and capabilities as it develops more tools and processes aimed at discovery and validation of drug targets.

FUNCTIONAL GENOMICS (PATHOGEN)

     Once the genome of a pathogen has been sequenced, the Company uses its bioinformatics expertise and the information in its proprietary and public databases to identify and locate the genes within the genome and assign features to the genes which help identify their likely function. Relying on the assigned function and using the criteria for the product to be developed (drug or vaccine; narrow or broad spectrum), the Company examines sequences from the genomes of various pathogens in its proprietary and public databases and compares these sequences against mammalian sequences to select pathogen genes as potential targets for drug or vaccine development.

     The criteria used for selecting gene targets against which small molecules (drugs) will be developed include such features as essentiality, uniqueness, and the ability to be assayed. The gene should be essential for the survival of the organism. The gene or its protein product should have novel biochemistry or special characteristics to make it unique to the organism(s) against which the drug is to be active. In order to reduce possible side effects, such genes should be absent or have little homology to genes found in humans. The gene or its protein product should have general features which make it possible to construct high-throughput screening assays.

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

FUNCTIONAL GENOMICS (HUMAN)

     In many cases, the protein products of a gene or genes causing a human disease are pharmaceutically not suitable as drug discovery targets. Therefore, new targets need to be identified, based on a thorough understanding of the gene's function, including interaction with other proteins and genes. The Company has developed and is continuing to improve new technologies to accelerate the functional analysis of important disease genes, including high-throughput signaling pathway analyses in mammalian and non-mammalian systems, gene knock-outs and transgenics and thereby bridging the gap between gene discovery and drug discovery validated targets. This effort is being complemented with high-throughput drug discovery assay development skills which are already implemented in the Company's pathogen functional genomics program.

     The Company's integrated approach to gene function and signal pathway analysis is supported by multiple technology platforms. These include:

  RAPID ANALYSIS OF DIFFERENTIAL GENE EXPRESSION PROFILES

     GTC has developed a proprietary process to perform rapid analysis of differential gene expression profiles. Such analysis can be applied to identify genes differentially expressed in normal vs. disease tissues, or, using cellular model systems developed by the Company, identify genes differentially expressed in response to conditional and controlled expression of specific disease genes.

  HIGH-THROUGHPUT PROTEIN-PROTEIN INTERACTION SCREENING

     GTC is developing a proprietary high-throughput process to identify critical interactors and regulators of disease gene-encoded protein products and their downstream signaling mediators. The Company employs various in vitro and cell-based technologies to identify physiologically relevant and novel protein-protein interactions. These include yeast and mammalian cell-based screening assays. The Company's high-throughput DNA sequencing, automation, and bioinformatics capabilities provide critical support to the gene identification process, data analysis and management, and the development of signal pathway databases.

  FUNCTIONAL EXPRESSION CLONING AND ANALYSIS

     GTC is developing a high-throughput process to clone and analyze signaling molecules associated with and regulating specific disease pathways. This approach employs multiple molecules and cell biological technologies in the discovery and validation of candidate drug discovery targets.

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

GTC STRATEGY

     Genome Therapeutics' business strategy is to use its genomics and related technologies to identify and validate gene targets and, together with its partners, develop novel therapeutic, vaccine and diagnostic products. In order to achieve its objective, the Company forms exclusive and non-exclusive strategic collaborations with pharmaceutical and biotechnology companies that can provide both financial and scientific resources necessary for drug discovery and clinical development. The Company also packages and markets some of the outputs of its genetic research, one of which is a non-exclusive genetic database, PathoGenome(TM) Database, that provides subscribers with genetic information to identify gene targets which can be used in the development of novel therapeutics. The Company is currently evaluating other commercial opportunities outside the life-science industry that lend themselves to the use of its genomics capabilities.

     The Company has served as one of the primary researchers under genomic programs sponsored by the United States government. These programs have strengthened the Company's genomics technology base, increased the number and enhanced the expertise of its scientific personnel. From January 1991 through August 1998, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. However, as of the end of fiscal 1998, the Company has substantially reduced its reliance on government grants and contracts as it implements its commercial strategy. GTC intends to continue seeking business opportunities with the National Institute of Health and other government agencies.

DISEASE PROGRAMS

     The Company is currently conducting research directed at microbial infections, fungal infections and human diseases. The factors the Company considers in determining whether to initiate these programs include the projected commercial potential, the effectiveness of current therapies, the likelihood of attracting a pharmaceutical or biotechnology company as a collaborator, the status of competitive programs and anticipated development costs.

MICROBIAL AND FUNGAL INFECTIONS

     Over the past five years, Genome Therapeutics has devoted a significant portion of its resources to sequencing the genomes of several disease-causing pathogens and fungi. The Company plans to continue to identify and characterize genes of these and other pathogens for which the Company believes new or improved therapeutic, vaccine or diagnostic products represent a significant commercial opportunity. In particular, the Company plans to focus its efforts on pathogens where the incidence of antibiotic resistance or other factors limit the use or efficacy of currently available therapies, creating a need for novel antibiotics and vaccines. The Company believes its pathogen gene discovery programs will lead to product development candidates more quickly than human gene discovery efforts.

     Antibiotics are the standard therapy for bacterial and fungal infections. During the past year, approximately 300 million prescriptions for antibiotics were written in the United States for such infections and approximately $8.5 billion was expended in the United States for oral and injectable antibiotics. The approximately 100 antibiotics in wide use in the United States today are primarily variations of a small number of original antibiotic compounds. In the past decade, a growing number of infections has been caused by pathogens which are becoming resistant to an increasing number of currently available antibiotics. This problem of growing resistance to antibiotics is particularly problematic in the approximately 6,500 acute care hospitals in the United States in which approximately 2.1 million patients each year develop infections. Examples of pathogens that have exhibited resistance to a number of current antibiotics include Staphylococcus aureus, Mycobacterium tuberculosis, Streptococcus pneumonia, and Enterococcus faecium and faecalis. To date, the primary response of pharmaceutical companies to the resistance problem has been to modify existing antibiotics. However, in many cases, the pathogens that are the targets of these antibiotics have further mutated, often quite rapidly, and thereby developed resistance to the modified antibiotics. The Company believes that the development of novel antibiotics and vaccines based on new pathogen targets identified using genomic information may be less prone to the rapid development of resistance than antibiotics that are only modified versions of existing drugs.

  HELICOBACTER PYLORI

     H. pylori is the pathogen believed responsible for causing 90% of duodenal peptic ulcers, the most common type of ulcer, and approximately 80% of gastric peptic ulcers. Peptic ulcer disease is a chronic inflammatory condition of the stomach and duodenum. Although frequently asymptomatic, all persons infected by
H. pylori have chronic gastric inflammation (gastritis). It is estimated that approximately 4.5 million people suffer from active peptic ulcers each year, and approximately 500,000 new cases are diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States for peptic ulcer disease. Serious complications occur in approximately one-third of these cases, including intestinal obstruction, upper gastrointestinal hemorrhage and perforation. Further, each year over 6,000 deaths in the United States are directly caused by ulcer disease, and peptic ulcers are a contributing factor in an additional 11,000 deaths. Approximately 10% of the population in the United States will develop peptic ulcer disease during their lifetimes. Studies have also linked H. pylori with the development of certain stomach cancers and coronary heart disease.

     The most common medication for treating peptic ulcers are anti-secretory drugs, such as H2 antagonists (e.g., Tagamet(TM) and Zantac(TM)), and proton pump inhibitors (e.g., Prilosec(TM)). Although anti-secretory drugs reduce ulcer symptoms by inhibiting gastric acid secretion, they do not eradicate the H. pylori which is the primary cause of the disease. In 1997, the market for such drugs for the treatment of ulcers totaled approximately $10.8 billion worldwide. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of H. pylori and involves the administration of antibiotics, often in combination with bismuth or anti-secretory drugs. The most effective antibiotic treatments may be complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

     Using its sequencing technology, the Company completed the random sequencing of the genome of a clinical isolate of H. pylori in December 1994. Under its agreement with Astra, the Company has identified genes critical to the survival of H. pylori and proteins on the surface of the bacterium that are believed to be likely targets for therapeutic products and vaccines, respectively. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations.")

  STAPHYLOCOCCUS AUREUS

     Staph. is the most common cause of skin, wound and blood infections. Staph. infections are typically treated with antibiotics. The percentage of Staph. isolates resistant to penicillin and certain other antibiotics increased from 2.4% in 1975 to 29% by 1991 and has continued to increase. Moreover, clinical isolates of Staph. exist which are resistant to all known antibiotics other than vancomycin. Vancomycin resistance has appeared in Enterococcus, which has raised the possibility that such resistance may be transferred to Staph. as has been demonstrated to occur in the laboratory. Vancomycin resistance in Staph. would make such strains untreatable and two such cases have already been identified, one in Japan and the other in the U.S. Using its high-throughput sequencing capabilities, the Company has randomly sequenced the genome of a clinical isolate of methicillin-resistant Staph. Under its agreement with Schering-Plough, the Company is using the sequence of Staph. aureus to identify and validate gene targets for the development of new small molecules to treat pathogens which have become resistant to current antibiotics. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations.")

  FUNGAL INFECTIONS

     According to the Centers for Disease Control's National Nosocomial Surveillance System, between 1980 and 1990, the rate of hospital-associated fungal infections nearly doubled. Most of this increase was the result of opportunistic infections in the growing number of people whose immune systems are compromised. Such infections are mainly seen in patients who are infected with HIV or have AIDS; are receiving chemotherapy; have undergone transplants; have debilitating diseases or severe injuries; have been hospitalized long-term or treated long-term with corticosteroids or antibacterial drugs. Currently, there are a limited number of anti-fungals available for use in such infections and the products currently on the market have serious side effects. In addition, resistance to these agents is increasing. Under its agreement with Schering-Plough, the Company is employing its experience and use of its high-throughput capabilities with genomic tools to identify new, validated fungal targets and to create assays for the development of new small molecules to treat these fungal pathogens. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations.")

HUMAN GENETIC DISEASES

     GTC has initiated a variety of programs to identify human genes that are responsible for various diseases. In some of these programs, the Company is using positional cloning strategies, while in others it is employing a multi-faceted approach incorporating positional cloning and comparative gene expression. The Company's current human gene discovery programs are directed at asthma, cancer, osteoporosis, atherosclerosis and a specific class of molecular targets called G Protein-Coupled Receptors (GPCR's).

     In the human disease area, the Company plans to build on its decade of experience and knowledge in positional cloning, genotyping, sequencing and bioinformatics capabilities by obtaining exclusive rights to collections of DNA samples from relevant family resources in order to map, identify and characterize genes responsible for selected human diseases. The Company actively seeks collaborations with clinicians and academic researchers to obtain these rights. The Company believes that access to these family and other resources will bolster its existing human gene discovery programs and enable it to initiate additional programs directed at human genes associated with significant diseases.

  ASTHMA

     Asthma is a significant health problem that affects approximately 5% of the U.S. population. Both twin and family studies suggest a strong genetic component in the etiology of the disease. Despite a clear genetic contribution to the disease, no consistent mode of inheritance has been observed, suggesting that multiple genetic factors as well as environmental influences play a role. The Company, in collaboration with Schering-Plough, has initiated a research program to use positional cloning strategies to identify genes involved in the etiology of asthma. The Company believes that newly identified asthma genes will facilitate the development of superior diagnostics and novel therapeutic agents. This program is being conducted in collaboration with a leading academic asthma research center which provides access to appropriate family resources and clinical insight to asthma pathophysiology. (See "Collaborative
Agreements -- Pharmaceutical Company Collaborations.")

  OSTEOPOROSIS

     Osteoporosis is a major health problem that affects roughly 50% of post-menopausal women and nearly 25% of elderly men. In the U.S. alone, there are in excess of 1.3 million osteoporotic bone fractures per year. As defined by low bone mineral density, both twin and family studies suggest a strong genetic component to the disease. The Company has initiated a research program to identify genes involved in the etiology of osteoporosis. Given the complex nature of this disorder, and the lack of information about biochemical defects involved, the Company is using a multi-faceted approach including positional cloning and comparative gene expression strategies to identify osteoporosis genes. The Company expects the identification of genes regulating bone density and disease progression will significantly influence the development of diagnostic tests and the discovery of novel therapeutic agents. This program is being conducted in collaboration with Creighton University, a leading academic bone research center, which provides access to appropriate family resources and clinical insight and osteoporosis pathophysiology.

  ATHEROSCLEROSIS

     The Company's atherosclerosis program focuses on identifying genes which regulate high density lipoproteins (HDL) and HDL-mediated athero protection. Epidemiological studies in man and animal experimentation have established that HDL is a major risk factor for atherosclerosis. Although there is strong evidence for genetic determinants, genes responsible for the athero protective effects of HDL have not yet been identified. In addition, there currently are no effective drugs for raising HDL levels or mimicking the athero-protective effects of HDL. Given these opportunities, the company is using positional cloning to identify genes associated with HDL levels and athero protection for the purpose of defining new atherosclerotic drug discovery targets. This program is being conducted in collaboration with Tufts University and Massachusetts General Hospital, both leading academic research centers.

  CANCER PROGRAM

     The Company's strategy in cancer is to identify novel signaling molecules in cellular pathways that control tumor cell survival and are linked to the most commonly mutated cancer genes known to date, such as the p53 tumor suppressor gene. Multiple technology platforms are used to paint a comprehensive picture of such cancer gene signaling pathways. These include tools for the development of biological model systems, differential gene expression profiling, functional expression cloning, and protein-protein interaction analysis.

     The identification of cancer pathway signaling molecules is expected to provide an important resource of new therapeutic targets whose inhibition selectively sensitizes tumor cells to cell death, and, thus, the development of novel anticancer agents that may be administered either alone or in combination with currently known chemotherapeutic agents to inhibit tumor growth. To that end, the Company has signed an exclusive license with Princeton University for patient rights relating to human mRNA's regulated by the p53 tumor suppressor protein.

  G PROTEIN-COUPLED RECEPTOR (GPCR)

     The Company is employing its integrated genomics capabilities to identify new genes coding for GPCR. GPCRs are recognized to be the largest class of molecular targets of interest to the pharmaceutical industry, as they are involved in the majority of basic cell functions. Currently, over 60% of pharmaceuticals on the market target GPCRs, resulting in annual worldwide sales of over $85 billion. Experts believe that there are hundreds of GPCRs yet to be identified that may play a role in disease processes. In a collaboration with Cadus Pharmaceutical, the Company is identifying novel GPCR, which may be important drug targets. (See "Collaborative Agreements -- Biotechnology Company Collaborations.")

COLLABORATIVE AGREEMENTS

     An important part of the Company's commercialization strategy is to pursue research collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. The Company also plans to continue to seek government grants and contracts related to the Company's technology and research objectives.

PHARMACEUTICAL COMPANY COLLABORATIONS

     The Company continues to seek strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy is designed to provide the Company access to the scientific and product development expertise of its partners and permit the Company to benefit from the commercialization of products based on the Company's gene discoveries without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to license (either exclusively or non-exclusively) to its partners most rights to therapeutic products and vaccines and, depending upon the gene, diagnostic products which may be developed from the particular genetic information licensed-out by the Company. In exchange, the Company generally expects to receive a combination of up-front license fees, research funding, milestone payments and royalty payments on product sales. Through August 1998, the Company has entered into four research collaborations, three of which relate to pathogens and one which relates to asthma genetics. The first pathogen collaboration is with Astra Hassle AB ("Astra") for the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori. The other two collaborations are with Schering Corporation and Schering-Plough Ltd.(collectively "Schering-Plough") and provide for the use by Schering-Plough of the genomic sequence of Staph. aureus and two fungal pathogens, Candida albicans and Aspergillus fumigatus, to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms. The Company has a third collaboration with Schering-Plough to identify genes and associated proteins to be used by Schering-Plough to develop new pharmaceuticals for asthma.

  ASTRA (H. PYLORI)

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

     The Company has achieved all the scientific milestones scheduled to date under this agreement. Several undisclosed novel targets have been identified and validated by GTC and screening assays have been delivered to Astra for high-throughput screening for drug candidates.

     Under this agreement, Astra agreed to pay an initial license fee, expense allowance, milestone payments, and fund a research program for a minimum of two and a half years with an option to extend. On June 4, 1998, Astra exercised its option to extend the research program for a second time which will carry the agreement through at least August 1999. Under this agreement as extended, Astra agreed to pay the Company a minimum of approximately $13.4 million and, subject to the achievement of certain product development milestones, up to approximately $23 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 are creditable against any future royalties payable to GTC by Astra under the agreement. The Company received approximately $13 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through August 31, 1998. For the Company's fiscal years ended August 31, 1996, 1997 and 1998, revenue recognized by the Company under its agreement with Astra accounted for approximately 23%, 17% and 9%, respectively, of the Company's total revenue.

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

  SCHERING-PLOUGH (STAPH. AUREUS)

     In December 1995, the Company entered into a collaboration and license agreement with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of Staph. aureus to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary Staph. genomic sequence database. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

     The company has achieved all of the scientific milestones scheduled to date under this agreement. Several undisclosed novel targets have been identified and validated by GTC and screening assays have been delivered to Schering-Plough for high-throughput screening for drug candidates.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum two and a half years with an option to extend. On March 4, 1998, Schering-Plough elected to extend the research program to at least April, 2000. Under the agreement as extended, Schering-Plough has agreed to pay the Company a minimum of $18.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough has agreed to pay the Company up to an additional $24 million in milestone payments. The Company has received approximately $15.2 million in up-front license fee, research funding and milestone payments through August 31, 1998. For the Company's fiscal years ended August 31, 1996, 1997 and 1998, revenue recognized by the Company under this agreement with Schering-Plough accounted for approximately 40%, 20% and 18%, respectively, of the Company's total revenue.

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

  SCHERING-PLOUGH (ASTHMA)

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

     The Company has achieved all the scientific milestones scheduled to date under this agreement. In September, 1998, subsequent to the end of the fiscal year, Schering-Plough authorized an acceleration of the program resulting in a significant increase in headcount in the coming year.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based upon sales of therapeutic products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development objectives. The company received approximately $11.6 million in up-front license fee, research funding and expense allowances through August 31, 1998. For the Company's fiscal years ended August 31, 1997 and 1998, revenue recognized under this agreement with Schering-Plough accounted for approximately 28% and 37%, respectively, of the Company's total revenue.

  SCHERING-PLOUGH (FUNGAL)

     On September 24, 1997, the Company entered into its third research collaboration and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infection. Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomics information developed in the collaboration related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive world-wide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum of two and a half years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $34 million, excluding royalties. As of the end of fiscal 1998, there was no scientific milestone scheduled. The Company received approximately $3.6 million in research funding through August 31, 1998. For the Company's fiscal year ended August 31, 1998, revenue recognized under this agreement with Schering-Plough accounted for approximately 13% of the Company's total revenue.

BIOTECHNOLOGY COMPANY COLLABORATIONS

     In order to maximize the commercial utilization of novel drug discovery targets derived from GTC's genomics approach, the Company's alliance strategy with pharmaceutical companies is being complemented with internal drug discovery programs. These internal drug discovery efforts are focused in both pathogen and human genetics. The non-exclusive marketing strategy of the PathoGenome(TM) database allows GTC to choose its own drug discovery targets from the database. The Company's internal programs include drug discovery target validation through gene knock-outs, protein expression and purification, development of high-throughput assays, and -- via external collaborations -- lead compounds identification and lead optimization. In human genetics, the Company is using its genomic tools to identify selected novel molecular targets which can be used in drug discovery. As of August 1998, the Company has entered into three drug discovery partnerships, two of which relate to pathogens and the other relates to human diseases.

  VERSICOR, INC.

     In March 1997, the Company entered into a collaboration agreement with Versicor to identify and develop new anti-bacterial compounds. Under the terms of this agreement, the Company will contribute validated bacterial genomic targets from its PathoGenome(TM) sequence database together with functional genomic information. Versicor will supply screening and synthesis of chemical libraries, high-throughput assay development and lead validation.

     Under this agreement, the Company and Versicor will share equally in all license fees, milestones, and royalties for any products developed and commercialized as a result of this collaboration. Both companies will split the research and development investment through preclinical stages of development. Both companies have the right to maintain a 50/50 stake by investing equally in additional development if required prior to outlicensing. In addition, Versicor has retained certain marketing rights and the Company has obtained warrants to acquire equity in Versicor.

     As of the end of the fiscal year, there were no targets in screening under this collaboration and the research committee is evaluating and refining the direction of the project.

  ARQULE, INC.

     In June 1998, the Company entered into a collaboration agreement with ArQule to discover novel drugs to combat infectious diseases. ArQule will screen its proprietary chemical libraries against the Company's unique bacterial disease targets to identify and optimize small molecule anti-infectives.

     Under the agreement, ArQule will use validated targets from the Company's proprietary PathoGenome(TM) Database to identify compounds with biological activity from ArQule's Mapping Array(TM) program. Once active leads are identified, the collaborators intend to use ArQule's Direct Array(TM) program to rapidly optimize these lead compounds. ArQule and the Company will share ownership rights to any active lead compounds and will share in any revenues upon commercialization of those compounds.

     As of the end of the fiscal year, there were multiple validated targets in high-throughput screening under this collaboration.

  CADUS PHARMACEUTICAL CORP.

     In July 1998, the Company entered into a collaboration agreement with Cadus to identify and commercially develop novel drug discovery targets. The collaboration combines the Company's strength in identifying, sequencing and cloning novel, full-length genes with Cadus' expertise in functional genomics and drug discovery assay development. The collaboration will also make use of the Company's gene expression technologies.

     Through the agreement, researchers will initially focus on the discovery of novel G protein-coupled receptors (GPCRs) and may expand their efforts to include other target class of interest. The two companies would share in the proceeds from any new alliances that make use of targets identified within the collaboration.

     As of the end of the fiscal year, several novel receptors had been identified.

DATABASE PRODUCT

     In May 1997, the Company introduced to the market a database of genetic information from over two dozen pathogens and fungi, PathoGenome(TM) Database. This database is available through multi-year non-exclusive subscriptions to pharmaceutical and other drug discovery companies. It is one of the most comprehensive commercial source of microbial genomic information available. It provides subscribers with an unprecedented volume of highly organized and functionally annotated sequence information related to some of the most medically important microbial organisms and fungi. The non-exclusive database is designed for use at the client site utilizing proprietary bioinformatics software developed at Genome Therapeutics. It offers a user-friendly graphic interface and enables researchers to search for new genes among multiple pathogens and cross-reference genomic information for the development of new anti-infective products. As of August 31, 1998, the Company had subscribed four customers to the PathoGenome(TM) Database. Subsequent to the fiscal year end, the company added one additional subscriber.

  BAYER AG

     In May, 1997, the Company sold its first subscription to the PathoGenome(TM) Database to Bayer AG providing them with non-exclusive access to the genetic information for small molecule therapeutic products. GTC will receive annual subscription fees and downstream royalties on any products developed as a result of access to the information provided by the database.

  BRISTOL-MYERS SQUIBB

     In September, 1997, the Company subscribed Bristol-Myers Squibb to the PathoGenome(TM) Database granting them non-exclusive access to the genetic information for small molecule therapeutic products. As consideration, GTC will receive annual subscription fees, milestone payments and royalties on products developed from information in the database.

  SCHERING-PLOUGH

     In September, 1997, the Company also issued a non-exclusive license to Schering-Plough granting them access to the PathoGenome(TM) Database for small molecule therapeutics. The Company, in return, will receive subscription fees and downstream royalty payments from developed and commercialized products.

  SCRIPTGEN PHARMACEUTICALS

     In May, 1998, the Company sold its first subscription to a biotech company giving Scriptgen non-exclusive access to the genetic information in the PathoGenome(TM) Database for small molecule therapeutics. Scriptgen will pay to the Company annual subscription fees and, in certain instances, milestone payments. GTC will also receive downstream royalties on products commercialized as a result of accessing the genetic information.

  HOECHST MARION ROUSSEL

     In September, 1998, subsequent to the fiscal year end, GTC subscribed HMR to the PathoGenome(TM) Database granting them non-exclusive access to the genetic information for small molecule therapeutics. As consideration, the Company will receive annual subscription payments and downstream royalties on products developed and commercialized.

GOVERNMENT GRANTS AND CONTRACTS

     Since 1989, the Company has been awarded a number of grants and contracts by various agencies of the United States government pursuant to the government's genomics programs. The scope of the research covered by the grants and contracts encompasses technology development, sequencing production, technology automation and positional cloning projects.

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

     From January 1991 through August 1998, the United States government awarded the Company grants and contracts providing for aggregate payments over their terms of approximately $37 million. These grants and contracts are typically funded annually and are subject to the appropriation by the United States Congress of funding in each year. In addition, funding under these grants and contracts may be discontinued or reduced at any time by the United States Congress. For the Company's fiscal year ended August 31, 1998, the Company recognized revenue under its government collaborations of $1.8 million which accounted for approximately 9% of the Company's total revenue.

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

     The PTO issued new Utility Guidelines in July 1995 that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, there can be no assurance that the PTO's interpretations of such guidelines, and any changes to such interpretations will not delay or adversely affect the Company's or its collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

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

COMPETITION

     The Company faces intense competition with respect to its human genetics and pathogen genetics and drug discovery programs. There is a finite number of genes in the human genome and the Company believes virtually all of such genes will be identified albeit largely without known function. The Company also believes that the primary genes that cause or predispose individuals to most common diseases will eventually be identified and characterized. In addition, the Company believes that the genomes of many commercially important pathogens will be sequenced within the next three years.

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

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any products which may be developed by the Company or its collaborators. The nature and the extent to which such regulation may apply to the Company or its collaborators will vary depending on the nature of any such products. Virtually all of the Company's or its collaborators' developed pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

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

MANUFACTURING AND MARKETING

     The Company does not generally expect to directly manufacture or market pharmaceutical products in the near term. However, the Company may, in the future, consider taking such actions if it believes they are appropriate under the circumstances. The Company has no recent experience in developing pharmaceutical products or in manufacturing or marketing pharmaceutical products. The Company may not have the resources to develop or manufacture or market by itself any products based on genes identified by it. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant additional personnel and comply with the extensive "good manufacturing practice" regulations applicable to such a facility. In addition, if any products produced at the Company's facilities were regulated as biologics, the Company would be required to file and obtain approval of an ELA for its facilities.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements.

     The Company is currently performing an extensive review of its computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers to identify which systems may be impacted by Year 2000. The Company plans to develop a comprehensive compliance program, using internal and, if necessary, external resources to address Year 2000 issues. The program would include an evaluation of its internally developed operating systems and internally used financial and administration systems. Externally, the program will include soliciting and obtaining compliance certificates from third party software vendors as well as determining the readiness of its major suppliers. At this time, given that the Company's internal financial and administrative systems have been installed within the last few years and the internally developed software-based systems are not generally date sensitive, the Company does not expect the cost of addressing the Year 2000 Issue to have a material impact on the Company's business, results of operations or financial condition.

     If such modifications, conversions, and/or replacements are not completed in a timely manner, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's research and development efforts could be significantly interrupted resulting in delays in meeting its scientific obligations to existing collaborations, delays in progress of its internal drug discovery programs and, consequently, delays in attracting new collaborative partners.

     After evaluating its internal compliance efforts as well as the compliance effort of third parties with which the Company does business, the Company will develop appropriate contingency plans in fiscal 1999 to address situations in which various systems of the Company, or of third parties are not yet year 2000 compliant. If there are unidentified dependencies on systems to operate the business or, if any required modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially affected.

FACTORS THAT MAY AFFECT RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Those factors include, without limitation, those set forth throughout this Annual Report on Form 10-K.

HUMAN RESOURCES

     As of August 31, 1998, the Company had 200 full-time equivalent employees, of whom 182 were engaged in research and development activities, and 18 in general and administrative functions. Fifty-two of the Company's employees hold Ph.D. degrees and 62 others hold other advanced degrees.

     None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACILITIES

     The Company's executive offices and laboratories are located at 100 Beaver Street, Waltham Massachusetts, where the Company has leased approximately 80,000 square feet of space expiring November 15, 2006 with options to extend for two consecutive five-year periods. The Company has additional labs at 1365 Main Street, Waltham, Massachusetts, where the Company has leased approximately 14,000 square feet of space under a lease expiring December 31, 2002. During fiscal 1998, the Company consolidated its research operations at 100 Beaver Street leaving the facility at 1365 Main Street unoccupied. The Company plans to sublease 1365 Main Street for the remaining term of the lease.

     During fiscal 1998, the Company incurred aggregate rental costs, excluding maintenance, taxes and utilities, for all facilities of approximately $1,085,000. The aggregate rental costs, excluding maintenance, taxes and utilities, to be paid in fiscal 1999 is expected to be approximately $983,000. As of August 31, 1998, the Company had completed its renovation project at 100 Beaver Street at a cost of approximately $6,700,000 which consisted of office and laboratory improvements.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter of the Company during 1998 and 1997 as furnished by the National Association of Securities Dealers Quotation System.

                                                          1998         1997
                                                       ----------   -----------
                                                       HIGH   LOW   HIGH   LOW
                                                       ----   ---   ----   ---
First Quarter........................................  9 7/8  7 1/4 10 1/2 7 3/8
Second Quarter.......................................    9      6   12 1/2 8 5/8
Third Quarter........................................  9 1/2  6 1/2 10 1/8 5 7/8
Fourth Quarter.......................................  6 3/4  2 1/8 8 7/8  6 1/2

     As of November 23, 1998, there were approximately 1,241 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     FOR THE YEAR ENDED AUGUST 31,           1994          1995          1996           1997           1998
     -----------------------------        -----------   -----------   -----------   ------------   ------------
Revenues:
Collaborative research, licenses,
  subscription fees and service.........  $   251,529   $ 3,870,620   $12,548,724   $ 11,550,786   $ 17,388,892
Government research.....................    6,077,346     7,014,280     6,795,393      4,454,828      1,807,666
Royalties...............................      148,458        90,541       127,112        647,150         20,574
Total...................................  $ 6,477,333   $10,975,441   $19,471,229   $ 16,652,764   $ 19,217,132
Net income (loss).......................  $(1,078,718)  $   585,204   $ 1,920,710   $(11,302,391)  $(15,813,383)
Net income (loss) per common share......  $     (0.10)  $      0.05   $      0.11   $      (0.64)  $      (0.87)
Weighted average common and common
  equivalent shares.....................   11,097,224    12,961,734    18,129,794     17,617,614     18,212,365
AS OF AUGUST 31,
Cash, cash equivalents, restricted cash
  and long and short-term marketable
  securities............................  $ 4,217,180   $ 9,011,247   $53,768,562   $ 47,843,597   $ 34,177,269
Working capital.........................    3,244,260     5,498,782    25,904,641     35,708,618     20,823,316
Total assets............................    5,910,682    11,528,674    63,279,017     60,688,379     51,464,691
Shareholders' equity....................    4,224,555     7,238,503    54,312,758     43,946,197     29,247,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the field of genomics-based drug targets discovery -- the identification and functional characterization of genes. The Company has over ten years of experience in the field of genomics, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in the field. The Company's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in functional genomics and its bioinformatics capabilities. The two areas of focus are: the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes. The Company believes that its genomic discoveries may lead to the development of novel therapeutics, vaccines and diagnostic products by it and its strategic partners. The Company has entered into numerous corporate collaborations in connection with its pathogen and human gene discovery programs.

     The Company does not anticipate revenues on a sustained basis until such time that therapeutic, vaccine and diagnostic products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies accessing drug discovery and clinical development capabilities that currently do not exist at the Company. In the pharmaceutical alliances, the Company generates revenues from licensing fees, sponsored research and milestone payments during the term of the collaboration. Once a product resulting from the research collaboration is commercialized, the Company is entitled to receive royalty payments based upon product revenues. Additionally, the Company will sell non-exclusive access to its proprietary PathoGenome(TM) Database. These collaborations are expected to result in the discovery and commercialization of novel therapeutics, vaccines and diagnostics. The sale of the genetic database generates subscription revenue over the term of the subscription and royalty payments to the Company from product sales downstream. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years.

     The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's proprietary PathoGenome(TM) Database and government research grants and contracts. As of August 31, 1998, the Company had four collaborative research agreements and four subscribers to its proprietary PathoGenome(TM)Database. In September 1998, subsequent to fiscal year end, the Company added one additional subscriber. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering

Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

     In May 1997, the Company introduced its proprietary PathoGenome(TM) Database and sold its first subscription to Bayer AG ("Bayer"). In September 1997, the Company sold subscriptions to Bristol-Myers Squibb and Schering-Plough. In May 1998, the Company sold a subscription to Scriptgen Pharmaceuticals, Inc. ("Scriptgen"). In September 1998, subsequent to the fiscal year end, the Company sold a subscription to Hoechst Marion Roussel ("HMR"). Under these agreements, the subscribers will receive non-exclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms.

     Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government pursuant to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel. From January 1991 through August 1998, the United States government awarded the Company grants and contracts providing for the aggregate payments over their terms of approximately $37 million. However, over the last two years, the Company has substantially reduced its reliance on government research grants and contracts as the Company focuses its resources more toward drug discovery in collaboration with pharmaceutical partners.

     The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $60,369,000 at August 31, 1998. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

  REVENUE

     Total revenues increased 15% from $16,653,000 in fiscal 1997 to $19,217,000 in fiscal 1998 and decreased 14% from $19,471,000 in fiscal 1996 to $16,653,000 in fiscal 1997. Collaborative research, licenses and subscription fees increased 51% from $11,551,000 in fiscal 1997 to $17,389,000 in fiscal 1998 due to increased sponsored research revenue and milestone payments received in fiscal 1998 under the Company's collaborative research agreements with Schering-Plough as well as increased subscription fees earned in fiscal year 1998 under the Company's new subscription agreements with Bristol-Myers Squibb, Schering-Plough, and Scriptgen to access the Company's proprietary PathoGenome(TM) sequence database. Collaborative research, licenses and subscription fees decreased 8% from $12,549,000 in fiscal 1996 to $11,551,000 in fiscal 1997 due to lower license fees and milestone payments received in fiscal 1997 under the Company's collaborative research agreements with Astra and Schering-Plough.

     Government research revenue decreased 59% from $4,455,000 in fiscal 1997 to $1,808,000 in fiscal 1998 and decreased 34% from $6,795,000 in fiscal 1996 to $4,455,000 in fiscal 1997. The decrease in government research revenue in both fiscal 1997 and 1998 is due to the Company focusing its resources toward drug discovery in collaboration with pharmaceutical partners. Revenue derived from government research grants and contracts is generally based upon direct cost such as labor, laboratory supplies, as well as an allocation for reimbursement of a portion of overhead expenses.

     The Company had royalty revenue of $127,000, $647,000 and $21,000 in fiscal 1996, 1997 and 1998, respectively. The royalty revenue in fiscal 1996 and 1997 was derived from the Company's rennin patent which was assigned to Pfizer, Inc. for $671,000 in October 1996. No further royalties will be received under this patent.

  COST AND EXPENSES

     Total cost and expenses, excluding noncash charges for stock option grants, increased 20% from $30,210,000 in fiscal 1997 to $36,138,000 in fiscal 1998 and increased 80% from $16,801,000 in fiscal 1996 to $30,210,000 in fiscal 1997.
Research and development expense, which includes GTC-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators increased 37% from $22,069,000 in fiscal 1997 to $30,170,000 in fiscal 1998 and increased 179% from $7,924,000 in fiscal 1996 to $22,069,000 in fiscal 1997. The increase in research and development expenses in both fiscal 1997 and fiscal 1998 was primarily attributable to increases in both personnel and laboratory expenses associated with the Company's expansion of its pathogen, microbial genetic database, human gene discovery and functional genomics research programs. The increase from fiscal 1996 to fiscal 1997 consisted primarily of increases in payroll and related expenses, laboratory supplies and overhead expenses.

     The cost of government research decreased 59% from $4,455,000 in fiscal 1997 to $1,808,000 in fiscal 1998 and decreased 28% from $6,150,000 in fiscal 1996 to $4,455,000 in fiscal 1997. The decrease in cost of government research in both fiscal 1996 and fiscal 1997 was due primarily to a decrease in government research revenue.

     Selling, general and administrative expenses increased 13% from $3,686,000 in fiscal 1997 to $4,161,000 in fiscal 1998 and increased 35% from $2,727,000 in fiscal 1996 to $3,686,000 in fiscal 1997. The increase in selling, general and administrative expenses in fiscal 1998 was primarily due to increases in payroll and related expenses. The increase in selling, general and administrative expenses in fiscal 1997 was primarily due to increases in payroll and related expenses as well as legal fees. The increase in legal fees in fiscal 1997 was directly attributable to the Company's new collaborative agreements with Schering-Plough, Bayer and Bristol-Myers Squibb.

     In November and December 1995, the Company's Board of Directors granted certain employees, officers, and directors options to purchase an aggregate of 440,000 shares of common stock which were subject to shareholder approval. The options were granted at exercise prices ranging from $7.25 to $9.56 per share, in each case, the fair market value of the common stock on the date the Company's Board of Directors granted the option. The Company recorded deferred compensation of $2,565,000 which represents an amount equal to the difference between the fair market value of the common stock on February 16, 1996, the date of shareholder approval, and the per share exercise price of the options. In March 1997, the Company granted options valued at approximately $51,000 to certain consultants in lieu of cash for services. In October, 1997, the Company's Board of Directors granted options valued at $43,000 to an officer of the Company. Additionally, during fiscal 1998, the Company granted deferred stock awards valued at $34,000 to certain members of the Board of Directors in lieu of cash for services. The Company recorded $2,320,000, $79,000 and $131,000 as compensation expense in fiscal 1996, 1997 and 1998, respectively, for these stock option arrangements.

  INTEREST INCOME AND EXPENSE

     Interest income decreased 20% from $2,966,000 in fiscal 1997 to $2,387,000 in fiscal 1998 and increased 66% from $1,785,000 in fiscal 1996 to $2,966,000 in fiscal 1997. The decrease in interest income in fiscal 1998 was due to the decrease in funds available for investment during fiscal 1998 as a result of cash being utilized to fund operations. The increase in interest income in fiscal 1997 as compared to fiscal 1996 was due to the increase in funds available for investment as a result of (i) proceeds received from the sale of common stock through a public offering in February 1996, (ii) the sale of common stock in a private placement in March 1995 and (iii) payments received under the Company's collaboration agreements.

     Interest expense increased 82% from $631,000 in fiscal 1997 to $1,147,000 in fiscal 1998 and increased 195% from $214,000 in fiscal 1996 to $631,000 in fiscal 1997. The increase in interest expense for each period was attributable to increases in the Company's outstanding balance under its capital lease and debt agreements.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contract, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

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

     In fiscal 1997, the Company received payments of $13,496,000 from its collaborative partners consisting of an up-front license fee, sponsored research funding, subscription fee, milestone payments and expense allowance included in research funding. In fiscal 1998, the Company received payments of $19,705,000 from its collaborative partners consisting of sponsored research funding, subscription fees, milestone payments and expense allowance included in research funding.

     As of August 31, 1998, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $34,177,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. At August 31, 1998, the Company had approximately $3,647,000 available under these arrangements for future borrowings. The Company has an aggregate of approximately $14,090,000 outstanding under its borrowing arrangement at August 31, 1998, which is repayable over the four year period ending December 2002.

     The Company's operating activities used cash of approximately $9,279,000 and $4,757,000 in fiscal 1998 and 1997, respectively, and provided cash of approximately $2,976,000 in fiscal 1996. The Company primarily used cash in fiscal 1998 and 1997 to fund the Company's operating loss which was partially offset by increases in deferred revenue, accrued liabilities as well as decreases in receivables. Net cash provided in fiscal 1996 was comprised primarily of deferred revenue, accounts payable and operating income.

     The Company's investing activities provided cash of approximately $10,898,000 and $2,257,000 in fiscal 1998 and 1997, respectively, and used cash of approximately $40,258,000 in fiscal 1996. The Company's investing activities in fiscal 1998 and 1997 provided cash through the sale of its marketable securities offset by the purchase of equipment and leasehold improvements. The Company used cash in fiscal 1996 primarily for purchases of marketable securities and to a lesser extent the purchase of equipment and leasehold improvements. In addition, the Company financed $3,573,000, $5,843,000 and $4,724,000 of property and equipment in fiscal 1998, 1997 and 1996, respectively, under equipment financing arrangements.

     Capital expenditures totaled $8,735,000 during fiscal 1998 consisting of capital improvements and purchases of laboratory, computer and office equipment. The Company consolidated its operations at its Beaver Street facility during fiscal 1998 at a total cost of approximately $6,700,000 of which approximately $847,000 and $5,853,000 was incurred in fiscal 1997 and 1998, respectively. The Company utilized existing capital lease and equipment financing arrangements to finance substantially all of these capital expenditures. The Company currently estimates that it will acquire approximately $2,000,000 in capital equipment in fiscal 1999 consisting of primarily computer and laboratory equipment which it intends to finance under existing equipment financing arrangements.

     Financing activities provided cash of approximately $756,000, $422,000 and $42,075,000 in fiscal 1998, 1997 and 1996, respectively, primarily from the sale of equity securities, exercise of stock options and warrants, net of payments of capital obligations.

     At August 31, 1998, the Company had net operating loss and tax credit carryforwards of approximately $62,908,000 and $1,658,000, respectively. Certain of these net operating losses will expire in the next few years. (See Note 3 of "Notes to Consolidated Financial Statements.") These net operating losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any, are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company does not believe it has experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

     The Company believes that its existing capital resources are adequate to meet its cash requirements for at least two years under its current rate of investment in research and development. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.

     The Company may seek additional funding through public or private financing and expects additional funding through collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. The Company does not expect any material loss with respect to its investment portfolio. (See Note 2 to "Consolidated Financial Statements.")

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements.

     The Company is currently performing an extensive review of its computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers to identify which systems may be impacted by Year 2000. The Company plans to develop a comprehensive compliance program, using internal and, if necessary , external resources to address Year 2000 issues. The program would include an evaluation of its internally developed operating systems and internally used financial and administration systems. Externally, the program will include soliciting and obtaining compliance certificates from third party software vendors as well as determining the readiness of its major suppliers. At this time, given that the Company's internal financial and administrative systems have been installed within the last few years and the internally developed software-based systems are not generally date sensitive, the Company does not expect the cost of addressing the Year 2000 Issue to have a material impact on the Company's business, results of operations or financial condition.

     If such modifications, conversions, and/or replacements are not completed in a timely manner, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's research and development efforts could be significantly interrupted resulting in delays in meeting its scientific obligations to existing collaborations, delays in progress of its internal drug discovery programs and, consequently, delays in attracting new collaborative partners.

     After evaluating its internal compliance efforts as well as the compliance effort of third parties with which the Company does business, the Company will develop appropriate contingency plans in fiscal 1999 to address situations in which various systems of the Company, or of third parties are not yet year 2000 compliant. If there are unidentified dependencies on systems to operate the business or, if any required modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially affected.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to General Instruction G(3) to Form 10-K, the information required for Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the Company's proxy statement for the Special Meeting of Shareholders in Lieu of an Annual Meeting to be held on February 22, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

     (3)  Exhibits

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
  3         Restated Articles of Organization and By-laws(1)
  3.1       Amendment dated January 5, 1982 to Restated Articles of
            Organization(2)
  3.2       Amendment dated January 24, 1983 to Restated Articles of
            Organization(3)
  3.3       Amendment dated January 17, 1984 to Restated Articles of
            Organization(4)
  3.4       Amendment dated October 20, 1987 to the By-laws(8)
  3.5       Amendment dated December 9, 1987 to Restated Articles of
            Organization(9)
  3.6       Amendment dated October 16, 1989 to the By-laws(11)
  3.7       Amendment dated January 24, 1994 to Restated Articles of
            Organization(15)
  3.8       Amendment dated August 31, 1994 to Restated Articles of
            Organization(15)
  4         Series B Restricted Stock Purchase Plan(3)
 10.1       Research Agreement with The Dow Chemical Company dated May
            21, 1980(1)

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
 10.2       Research Agreement with The Dow Chemical Company dated
            August 19, 1981(1)
 10.3       1981 Amended Stock Option Plan and Form of Stock Option
            Certificate(1)
 10.4       Incentive Stock Option Plan and Form of Stock Option
            Certificate(1)
 10.5       1984 Stock Option Plan and Form of Stock Option
            Certificate(5)
 10.6       Collaborative Research Incentive Savings Plan(6)
 10.7       Amendment dated November 4, 1986 to the Collaborative
            Research Incentive Savings Plan dated March 1, 1985(7)
 10.8       Stock Option Agreement with Mr. Lawrence Levy(8)
 10.9       Form of Amendment to the 1981 Incentive Stock Option Plan(8)
 10.11      1988 Stock Option Plan and Form of Stock Option
            Certificate(10)
 10.14      1991 Stock Option Plan and Form of Stock Option
            Certificate(13)
 10.15      Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(14)
 10.16      Lease dated June 3, 1993 relating to certain property in
            Waltham, Massachusetts(14)
 10.19      Employment Agreement with Robert J. Hennessey(14)
 10.22      Lease Amendment dated August 1, 1994 relating to certain
            property in Waltham, MA (15)
 10.23      Consulting Agreement with Dr. Philip Leder(15)
 10.24      1993 Stock Option Plan and Form of Stock Option
            Certificate(15)
 10.25      Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995(16)
 10.26      Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995(16)
 10.27      Form of Warrant Certificate issued pursuant to the Stock and
            Warrant Purchase Agreement(16)
 10.28      Agreement between the Company and Astra Hassle AB dated
            August 31, 1995.(17)*
 10.29      Collaboration and License Agreement between the Company,
            Schering Corporation and Schering-Plough Ltd., dated as of
            December 6, 1995.(20)*
 10.30      Form of director Stock Option Agreement and schedule of
            director options granted(18)
 10.36      Credit Agreement between the Company and Silicon Valley Bank dated June 1, 1995, as amended.(17)
 10.37      Lease amendment dated November 15, 1996 to certain property in Waltham, MA.(21)
 10.38      Collaboration and License Agreement between the Company,
            Schering Corporation and Schering-Plough Ltd., dated as of
            December 20, 1996.(22)*
 10.39      Credit agreement between the Company and Fleet National Bank dated February 28, 1997.(23)
 10.40      Credit agreement between the Company and Sumitomo Bank,
            Limited dated July 31, 1997.(24)
 10.41      Collaboration and License Agreement between the Company and
            Schering Corporation, dated September 22, 1997.(25)*
 10.42      Collaboration and License Agreement between the Company and
            Schering-Plough Ltd. dated September 22, 1997.(25)*
 10.43      Credit modification agreement between the Company and Fleet
            National Bank, dated March 9, 1998.(26)
 10.44      1997 Directors' Deferred Stock Plan.(27)
 10.45      1997 Stock Option Plan.(27)

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
 10.46      Amended Employment Agreement with Robert J. Hennessey.(28)
 23.        Consent of Arthur Andersen LLP Independent Public
            Accounts.(28)
 27.        Financial Data Schedule.(28)

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

(24) Filed as an Exhibit to the Company's 10-K for fiscal year ended August 31, 1997.

(25) Filed as an Exhibit to the Company's 10-Q for the quarter ended February 28, 1998.

(26) Filed as an Exhibit to the Company's 10-Q for the quarter ended May 30, 1998.

(27) Filed as an Exhibit to the Company's Registration Statement on Forms S-8 (333-49069).

(28) Filed herewith.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of August 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  August 31, 1996, 1997 and 1998............................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended August 31, 1996, 1997 and 1998................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1996, 1997 and 1998............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corp.:

     We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiaries (a Massachusetts corporation) as of August 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN, LLP

Boston, Massachusetts
October 9, 1998

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     AUGUST 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 8,602,698   $10,978,176
  Marketable securities.....................................   34,814,601    21,969,524
  Interest receivable.......................................    1,280,611       742,411
  Unbilled costs and fees...................................      140,320       150,299
  Prepaid expenses and other current assets.................      463,382       721,239
                                                              -----------   -----------
          Total current assets..............................   45,301,612    34,561,649
                                                              -----------   -----------
Equipment and Leasehold Improvements, at cost:
  Laboratory and scientific equipment.......................   11,855,630    14,434,808
  Leasehold improvements....................................    1,964,981     7,872,336
  Equipment and furniture...................................      792,342     1,334,268
  Construction-in-progress..................................    1,111,526        41,234
                                                              -----------   -----------
                                                               15,724,479    23,682,646
  Less--Accumulated depreciation............................    5,352,999     8,579,440
                                                              -----------   -----------
                                                               10,371,480    15,103,206
Restricted Cash.............................................      301,500       200,000
Long-Term Marketable Securities.............................    4,124,798     1,029,569
Note Receivable from Officer................................      160,000       160,000
Other Assets................................................      428,989       410,267
                                                              -----------   -----------
                                                              $60,688,379   $51,464,691
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 1,288,391   $   977,610
  Accrued expenses..........................................    2,373,788     2,450,400
  Deferred revenue..........................................    2,335,695     4,699,137
  Current maturities of long-term obligations...............    3,595,120     5,611,186
                                                              -----------   -----------
          Total current liabilities.........................    9,592,994    13,738,333
                                                              -----------   -----------
Long-Term Obligations, net of current maturities............    7,149,188     8,478,558
                                                              -----------   -----------
Commitments and Contingencies (Note 4)
Shareholders' Equity:
  Common stock, $.10 par value-
     Authorized--34,375,000 shares
       Issued and outstanding--17,782,929 and 18,312,589
      shares at August 31, 1997 and 1998, respectively......    1,778,293     1,831,259
  Series B restricted stock, $.10 par value-
     Authorized--625,000 shares
       Issued and outstanding--none.........................           --            --
  Additional paid-in capital................................   86,942,034    87,964,523
  Accumulated deficit.......................................  (44,555,906)  (60,369,289)
  Deferred compensation.....................................     (218,224)     (178,693)
                                                              -----------   -----------
          Total shareholders' equity........................   43,946,197    29,247,800
                                                              -----------   -----------
                                                              $60,688,379   $51,464,691
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED AUGUST 31,
                                                    -------------------------------------------
                                                       1996            1997            1998
                                                    -----------    ------------    ------------
Revenues:
  Collaborative research, licenses and
     subscription fees............................  $12,548,724    $ 11,550,786    $ 17,388,892
  Government research.............................    6,795,393       4,454,828       1,807,666
  Royalties.......................................      127,112         647,150          20,574
                                                    -----------    ------------    ------------
          Total revenues..........................   19,471,229      16,652,764      19,217,132
                                                    -----------    ------------    ------------
Costs and Expenses:
  Research and development........................    7,924,113      22,068,996      30,169,715
  Cost of government research.....................    6,150,234       4,454,828       1,807,666
  Selling, general and administrative.............    2,726,855       3,686,385       4,161,066
  Noncash charge for stock option grants..........    2,320,217          79,370         131,405
                                                    -----------    ------------    ------------
          Total costs and expenses................   19,121,419      30,289,579      36,269,852
                                                    -----------    ------------    ------------
  Interest income.................................    1,785,164       2,965,866       2,386,523
  Interest expense................................     (214,264)       (631,442)     (1,147,186)
                                                    -----------    ------------    ------------
          Net interest income.....................    1,570,900       2,334,424       1,239,337
                                                    -----------    ------------    ------------
          Net income (loss).......................  $ 1,920,710    $(11,302,391)   $(15,813,383)
                                                    ===========    ============    ============
Net Income (Loss) per Common Share:
  Basic...........................................  $       .12    $       (.64)   $       (.87)
                                                    ===========    ============    ============
  Diluted.........................................  $       .11    $       (.64)   $       (.87)
                                                    ===========    ============    ============
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding:
  Basic...........................................   15,530,639      17,617,614      18,212,365
                                                    ===========    ============    ============
  Diluted.........................................   18,129,794      17,617,614      18,212,365
                                                    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK         ADDITIONAL                                      TOTAL
                                     -----------------------     PAID-IN     ACCUMULATED      DEFERRED     SHAREHOLDERS'
                                       SHARES       AMOUNT       CAPITAL       DEFICIT      COMPENSATION      EQUITY
                                     ----------   ----------   -----------   ------------   ------------   -------------
BALANCE, AUGUST 31, 1995...........  13,476,135   $1,347,613   $41,066,932   $(35,174,225)  $    (1,817)   $  7,238,503
  Exercise of stock options,
    including tax effects..........     496,756       49,676     1,151,079             --            --       1,200,755
  Exercise of warrants.............      38,075        3,808       106,643             --            --         110,451
  Deferred compensation from grant
    of stock options...............          --           --     2,565,400             --    (2,565,400)             --
  Amortization of deferred
    compensation...................          --           --            --             --     2,320,217       2,320,217
  Sale of common stock.............   3,450,000      345,000    41,177,122             --            --      41,522,122
  Net income.......................          --           --            --      1,920,710            --       1,920,710
                                     ----------   ----------   -----------   ------------   -----------    ------------
BALANCE, AUGUST 31, 1996...........  17,460,966    1,746,097    86,067,176    (33,253,515)     (247,000)     54,312,758
  Exercise of stock options........     321,963       32,196       824,264             --            --         856,460
  Deferred compensation from grant
    of stock options...............          --           --        50,594             --       (50,594)             --
  Amortization of deferred
    compensation...................          --           --            --             --        79,370          79,370
  Net loss.........................          --           --            --    (11,302,391)           --     (11,302,391)
                                     ----------   ----------   -----------   ------------   -----------    ------------
BALANCE, AUGUST 31, 1997...........  17,782,929    1,778,293    86,942,034    (44,555,906)     (218,224)     43,946,197
  Exercise of stock options........     529,660       52,966       930,615             --            --         983,581
  Deferred compensation from grant
    of stock options...............          --           --        91,874             --       (91,874)             --
  Amortization of deferred
    compensation...................          --           --            --             --       131,405         131,405
  Net loss.........................          --           --            --    (15,813,383)           --     (15,813,383)
                                     ----------   ----------   -----------   ------------   -----------    ------------
BALANCE, AUGUST 31, 1998...........  18,312,589   $1,831,259   $87,964,523   $(60,369,289)  $  (178,693)   $ 29,247,800
                                     ==========   ==========   ===========   ============   ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED AUGUST 31,
                                                        ------------------------------------------
                                                            1996           1997           1998
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................  $  1,920,710   $(11,302,391)  $(15,813,383)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities --
     Depreciation and amortization....................       887,907      2,382,286      3,714,383
     Loss on disposal of fixed assets.................            --        227,864        288,979
     Deferred compensation............................     2,320,217         79,370        131,405
     Changes in assets and liabilities-
       Accounts receivable............................    (1,057,514)     1,283,276         29,460
       Interest receivable............................    (1,216,768)        16,046        538,200
       Unbilled costs and fees........................       (86,768)       205,453         (9,979)
       Prepaid expenses and other current assets......      (502,763)       144,663       (287,317)
       Loan to officer................................            --       (160,000)            --
       Accounts payable...............................       454,997        424,112       (310,781)
       Accrued expenses...............................        (5,349)       642,568         76,612
       Deferred revenue...............................       261,456      1,300,191      2,363,442
                                                        ------------   ------------   ------------
          Total adjustments...........................     1,055,415      6,545,829      6,534,404
                                                        ------------   ------------   ------------
          Net cash provided by (used in) operating
            activities................................     2,976,125     (4,756,562)    (9,278,979)
                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities..................   (49,553,183)   (20,575,625)   (30,820,944)
  Proceeds from sale of marketable securities.........     9,000,000     24,530,000     46,761,250
  Purchases of equipment and leasehold improvements...      (164,211)    (1,370,028)    (5,162,311)
  (Increase) decrease in restricted cash..............       588,971       (106,000)       101,500
  (Increase) decrease in other assets.................      (129,233)      (220,850)        18,722
                                                        ------------   ------------   ------------
          Net cash (used in) provided by investing
            activities................................   (40,257,656)     2,257,497     10,898,217
                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, including
     tax benefits.....................................     1,200,755        856,460        983,581
  Proceeds from exercise of warrants..................       110,451             --             --
  Proceeds from sale of common stock..................    41,522,122             --             --
  Proceeds from long-term obligations.................            --      2,500,000      4,011,000
  Payments on long-term obligations...................      (758,694)    (2,933,984)    (4,238,341)
                                                        ------------   ------------   ------------
          Net cash provided by financing activities...    42,074,634        422,476        756,240
                                                        ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     4,793,103     (2,076,589)     2,375,478
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........     5,886,184     10,679,287      8,602,698
                                                        ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR................  $ 10,679,287   $  8,602,698   $ 10,978,176
                                                        ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year.......................  $    214,264   $    631,442   $  1,147,186
                                                        ============   ============   ============
  Income taxes paid during the year...................  $     43,240   $     36,612   $     24,700
                                                        ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Equipment acquired under capital leases.............  $  4,723,678   $  5,843,037   $  3,572,777
                                                        ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Genome Therapeutics Corp. (GTC or the Company) is a leader in the field of genomics-based drug discovery--the identification and functional characterization of genes. The Company has over 10 years of experience in positional cloning, having served as one of the primary researchers under genome programs sponsored by the United States government, and has developed numerous techniques and tools that are widely used in this field. GTC's commercial gene discovery strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing technology and positional cloning, its experience and skills in pathogen functional genomics and its bioinformatics capabilities. The two areas of focus are the discovery and characterization of (i) genes of pathogens that are responsible for many serious diseases and (ii) human disease genes.

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Revenue Recognition

     Research revenues are derived from collaborative agreements with pharmaceutical companies as well as government grants and contract arrangements. Research revenues are recognized as earned under government grants, which consist of cost-plus fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. Subscription fee revenue from the PathGenome(TM) database is recognized ratably over the life of the subscription. License fees and royalties from collaborative agreements are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

  (c) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to seven years. The majority of the Company's equipment and leaseholds are financed through capital leases. Construction-in-progress primarily consisted of renovations and expansions of the Company's headquarters.

  (d) Net Income (Loss) per Common Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied SFAS No. 128 beginning in the year ended August 31, 1998. Earnings per share information for the years ended August 31, 1996 and 1997 has been restated to reflect the adoption of SFAS No. 128.

     Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock, which include common stock options and warrants, based on the

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

treasury stock method. Diluted loss per share is the same as basic loss per share for the years ended August 31, 1997 and 1998 as the effect of the potential common stock is antidilutive.

     The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                        YEAR ENDED AUGUST 31,
                                                      -------------------------
                                                       1996      1997     1998
                                                      ------    ------   ------
                                                           (IN THOUSANDS)
Basic weighted average common shares outstanding....  15,531    17,618   18,212
Weighted average potential common stock.............   2,599        --       --
                                                      ------    ------   ------
Diluted weighted average shares outstanding.........  18,130    17,618   18,212
                                                      ======    ======   ======

     Diluted weighted average shares outstanding do not include, 1,973,309, 4,869,938, and 4,089,226 common equivalent shares at August 31, 1996, 1997 and 1998, respectively as their effect would be anti-dilutive.

  (e) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and marketable securities balances with several nonaffiliated institutions.

     The Company had revenues from the following significant customers:

                                                                       PERCENTAGE OF
                                                          NUMBER           TOTAL
                                                            OF           REVENUES
                                                        SIGNIFICANT   ---------------
                                                         CUSTOMERS     A     B     C
                                                        -----------   ---   ---   ---
Year Ended August 31, 1996............................       3        23%   35%   40%
  1997................................................       3        17    27    48
  1998................................................       3         9     9    71

  (f) Use of Estimates in the Preparation of Financial Statements

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

  (g) Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates carrying value.

  (h) Reclassifications

     The Company has reclassified certain prior year information to conform with the current year's presentation.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (i) New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption. Accordingly, the Company will adopt this standard for its fiscal year ending August 1999.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect adoption of this statement to have a material effect on its consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning December 15, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At August 31, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate fair values and costs of the investments at August 31, 1997 and 1998 were as follows:

                                                1997                        1998
                                      -------------------------   -------------------------
                                                     AMORTIZED      MARKET       AMORTIZED
                                       MATURITY        COST          VALUE         COST
                                      -----------   -----------   -----------   -----------
Less than one year-
  Corporate and other debt
     securities.....................  $34,814,601   $34,806,434   $21,969,524   $21,958,963
                                      ===========   ===========   ===========   ===========
Greater than one year-
  U.S. government and agency
     securities.....................  $   654,529   $   657,406   $        --   $        --
  Corporate and other debt
     securities (average maturity of
     1.5 and 1 year in 1997 and
     1998, respectively)............    3,470,269     3,462,547     1,029,569     1,029,687
                                      -----------   -----------   -----------   -----------
                                      $ 4,124,798   $ 4,119,953   $ 1,029,569   $ 1,029,687
                                      ===========   ===========   ===========   ===========

     The Company has $301,500 and $200,000 in restricted cash at August 31, 1997 and 1998, respectively, in connection with certain capital lease obligations (see Note 5).

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

     At August 31, 1998, the Company had net operating loss and tax credit carryforwards of approximately $62,908,000 and $1,658,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. In the year ended August 31, 1996, the Company utilized approximately $4,398,000 of net operating loss carryforwards to offset taxable income. In the years ended August 31, 1997 and 1998, the Company did not utilize any loss carryforwards.

     The net operating loss carryforwards and tax credits expire approximately as follows:

                                                  NET OPERATING     RESEARCH       INVESTMENT
                                                      LOSS         TAX CREDIT      TAX CREDIT
                EXPIRATION DATE                   CARRYFORWARDS   CARRYFORWARDS   CARRYFORWARDS
                ---------------                   -------------   -------------   -------------
1999............................................   $ 6,886,000      $208,000        $ 90,000
2000............................................     5,039,000       273,000         143,000
2001............................................     3,829,000        84,000          75,000
2002............................................     4,812,000        24,000           3,000
2003............................................     2,254,000            --              --
2004-2014.......................................    40,088,000       721,000          37,000

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of the deferred tax assets at the respective dates are as follows:

                                                                     AUGUST 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Net operating loss carryforwards............................  $17,743,000   $23,154,000
Research and development credits............................      677,000     1,310,000
Investment tax credits......................................      451,000       347,000
Other, net..................................................    1,856,000     1,856,000
                                                              -----------   -----------
                                                               20,727,000    26,667,000
Valuation allowance.........................................  (20,727,000)  (26,667,000)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

(4)  COMMITMENTS

  (a) Lease Commitments

     At August 31, 1998, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006. Minimum lease payments and facilities charges under the leases at August 31, 1998 are as follows:

Year Ending August 31,
  1999...................................................  $1,114,659
  2000...................................................   1,118,938
  2001...................................................   1,124,938
  2002...................................................   1,179,393
  2003...................................................   1,138,797
  Thereafter.............................................   3,574,180
                                                           ----------
                                                           $9,250,905
                                                           ==========

     Rental expense was approximately $472,000, $949,000 and $1,085,000 in the years ended August 31, 1996, 1997 and 1998, respectively. Rental expense for fiscal 1997 and 1998 includes the expansion of laboratory and office space at the Company's primary facility.

  (b) Research and Development Commitments

     The Company has entered into three academic research collaborations. These collaborations provide for the funding of research activities by the Company to the academic institutions and the possibility of royalties and, in some cases, license fees. At August 31, 1998, the Company's obligations under these arrangements totaled $711,484, of which $606,839 and $104,645 was payable for the fiscal years ending August 31, 1999 and 2000, respectively.

  (c) Employment Agreement

     The Company has an employment agreement with an executive officer which provides for bonuses, as defined, and severance benefits upon termination of employment, as defined.

  (d) Loan to Officer

     On December 6, 1996, the Company loaned $160,000 to an officer of the Company. The loan bears interest at prime plus 1% and is due October 9, 1999.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  LONG-TERM OBLIGATIONS

     On February 28, 1997, the Company entered into an equipment lease line of credit with a certain financial institution under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of prime (8.5% as of August 31, 1998) plus 1/4 of 1%. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. On March 9, 1998, the Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit have been and will continue to be utilized to finance laboratory, computer and office equipment. Borrowings under the new credit line are payable in 16 quarterly installments commencing March 31, 1999. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $3,647,000 available under the modified line of credit at August 31, 1998.

     On July 31, 1997, the Company entered into a financing arrangement with another financial institution under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998 at the prevailing 12-month Eurodollar rate (12-month Eurodollar rate was 5.5% as of August 31, 1998) plus 1 1/2%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at August 31, 1998.

     The Company has entered into other capital lease line arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at August 31, 1998.

     Additionally, in connection with its facilities lease, the Company issued a $100,000 note payable in September 1994 to its lessor to finance leasehold improvements. The note bore interest at 9% and was payable in 60 monthly payments of $2,076. The Company had no outstanding balance on this note payable at August 31, 1998.

     Payments under capital lease obligations at August 31, 1998 are as follows:

Year Ending August 31,
  1999......................................................  $6,555,434
  2000......................................................   4,151,078
  2001......................................................   3,553,180
  2002......................................................   1,706,065
                                                              ----------
          Total minimum lease payments......................  15,965,757
  Less -- Amount representing interest......................   1,876,013
                                                              ----------
     Present value of total minimum lease payments..........  14,089,744
  Less -- Current portion...................................   5,611,186
                                                              ----------
                                                              $8,478,558
                                                              ==========

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  (b) Stock Options

     The Company has granted stock options to key employees and consultants under its 1988, 1991, 1993 and 1995 Stock Option Plans. In January 1998, the Company's stockholders approved the 1997 Stock Option Plan covering options to purchase 850,000 shares of common stock. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and certain directors of the Company, options to purchase common stock.

     During fiscal 1997, the Board of Directors of the Company granted nonqualified stock options outside of the above plans for the purchase of an aggregate 65,000 shares of common stock to a director of the Company and two consultants. The options were granted with an exercise price equal to the fair market price at the date of grant and vest over a four-year period. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company computed the fair value of the options granted to the consultants at $50,594 using the Black-Scholes option pricing model. Of this amount, $5,270 and $12,648 was charged to operations for the years ended August 31, 1997 and 1998 respectively. The remaining amount will be amortized over the vesting periods of the options.

     The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options granted. In 1996, 1997 and 1998, the Company recorded $2,565,400, $50,594 and $91,874, respectively, of deferred compensation. Deferred compensation is being recognized as an expense over the estimated vesting period of the underlying options. Compensation expense included in the statements of operations was approximately $2,320,000, $79,000 and $131,000 for the years ended August 31, 1996, 1997 and 1998, respectively. The compensation expense in the year ended August 31, 1996, related to non-qualified stock options granted to purchase an aggregate of 380,000 shares of common stock to four members of the Board of Directors and the Company's Chief Executive Officer.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     There were 805,482 common shares available for future grant at August 31, 1998. The following is a summary of all stock option activity:

                                             NUMBER OF        EXERCISE           WEIGHTED
                                              SHARES        PRICE RANGE        AVERAGE PRICE
                                             ---------   ------------------    -------------
Outstanding, August 31, 1995...............  3,540,187   $ .20    -    8.00        $2.01
  Granted..................................  1,361,775    1.56    -   14.50         7.96
  Exercised................................   (496,756)    .20    -    8.00         2.16
  Canceled.................................    (56,992)   1.56    -    7.25         2.25
                                             ---------   ------------------    -------------
Outstanding, August 31, 1996...............  4,348,214     .20    -   14.50         3.85
  Granted..................................    797,950    6.19    -    9.69         8.58
  Exercised................................   (321,963)    .88    -    7.25         2.66
  Canceled.................................   (178,513)   1.56    -   14.50         6.86
                                             ---------   ------------------    -------------
Outstanding, August 31, 1997...............  4,645,688     .20    -   14.50         4.63
  Granted..................................    468,900    4.88    -    9.50         6.30
  Exercised................................   (529,660)   1.31    -    8.31         1.86
  Canceled.................................   (719,952)   2.03    -   14.50         7.77
                                             ---------   ------------------    -------------
Outstanding, August 31, 1998...............  3,864,976   $ .20    -   14.50        $4.63
                                             =========   ==================    =============
Exercisable................................  2,674,323   $ .20    -   14.50        $3.43
                                             =========   ==================    =============

     The range of exercise prices for options outstanding and options exercisable at August 31, 1998 are as follows:

                                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                WEIGHTED AVERAGE    ---------------------------   ---------------------------
                    REMAINING                      WEIGHTED                      WEIGHTED
   RANGE OF     CONTRACTUAL LIFE                    AVERAGE                       AVERAGE
EXERCISE PRICE     (IN YEARS)        NUMBER     EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------  -----------------   ---------   ---------------   ---------   ---------------
    $0.20             3.04             29,000        $0.20           29,000        $0.20
  $1.31-2.04          4.44          1,587,984         1.65        1,567,512         1.65
  $2.12-3.41          5.56            401,000         2.32          364,000         2.32
  $4.25-6.94          9.30            428,600         5.64           39,396         5.36
  $7.08-9.69          8.01          1,404,892         8.33          665,411         8.09
    $14.50            7.46             13,500        14.50            9,004        14.50
                                    ---------        -----        ---------        -----
    Total                           3,864,976        $4.63        2,674,323        $3.43
                                    =========        =====        =========        =====

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Pro Forma Disclosure of Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and nonemployee directors under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. As previously discussed, the Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for 1996, 1997 and 1998 are as follows:

                                           1996          1997          1998
                                        -----------   -----------   -----------
Risk-free interest rate...............  6.13%-6.52%   6.20%-6.73%   5.36%-6.20%
Expected dividend yield...............      --            --            --
Expected life.........................    7 years       7 years       7 years
Expected volatility...................      65%           65%           65%
Weighted average fair market value at
  grant date..........................  $  6.04       $  4.93       $  3.61

     The total value of the options granted to employees during 1996, 1997 and 1998 was computed as $5,691,880, $3,857,026 and $1,635,318, respectively. Of these amounts, $811,018, $2,951,660 and $652,668 would be charged to operations for the years ended August 31, 1996, 1997 and 1998, respectively. The remaining amount, approximately $2,325,000, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended August 31, 1996, 1997 and 1998 is as follows:

                                   1996                        1997                          1998
                         ------------------------   ---------------------------   ---------------------------
                         AS REPORTED   PRO FORMA    AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                         -----------   ----------   ------------   ------------   ------------   ------------
Net income (loss)......  $1,920,710    $1,109,692   $(11,302,391)  $(14,254,051)  $(15,813,383)  $(16,466,051)
                         ==========    ==========   ============   ============   ============   ============
Net income (loss) per
  share................  $     0.11    $     0.06   $      (0.64)  $      (0.81)  $      (0.87)  $      (0.90)
                         ==========    ==========   ============   ============   ============   ============

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

  (d) 1997 Directors Deferred Stock Plan

     In January 1998, the Company's stockholders approved the 1997 Directors Deferred Stock Plan (the 1997 Directors Plan) covering 150,000 shares of common stock. Stocks will be issued under the 1997 Directors Plan based upon the value of the services provided by the Directors divided by the current fair market value of the stock. At August 31, 1998, 5,132 shares have been granted under the plan.

  (e) Warrants

     In connection with the Company's public offering described in Note 6(a), the Company issued three-year warrants to its underwriters for the purchase of 224,250 shares of common stock at $15.60 per share. These warrants are outstanding and exercisable as of August 31, 1998.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  INCENTIVE SAVINGS PLAN 401(K)

     The Company maintains an incentive savings plan (the Plan) for the benefit of all employees. On October 1, 1996, the Company changed its matching contribution from 50% of the first 2% of salary and 25% of the next 4% of salary, limited to the first $50,000 of annual salary to 100% of the first 2% of salary and 50% of the next 2% of salary, limited to the first $100,000 of annual salary. The Company contributed $58,354, $165,778 and $229,460 to the Plan for the years ended August 31, 1996, 1997 and 1998, respectively.

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

     Under this agreement, Astra agreed to pay an initial license fee, expense allowance, milestone payments, and fund a research program for a minimum of two and a half years with an option to extend. On June 4, 1998, Astra exercised its option to extend the research program for a second time which will carry the agreement through at least August 1999. Under this agreement as extended, Astra agreed to pay the Company a minimum of approximately $13.4 million and, subject to the achievement of certain product development milestones, up to approximately $23 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 are creditable against any future royalties payable to the Company by Astra under the agreement.

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

     The Company has recognized $4,539,496, $2,859,262 and $1,653,623 in revenue under the agreement in the years ended August 31, 1996, 1997 and 1998, respectively, which consisted of milestone payments and collaborative research revenues.

  (b) Schering-Plough

     In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of Staph. aureus. The Company is identifying new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to certain of the Company's genomic sequence databases. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum number of years with an option to extend. On March 4, 1998, Schering-Plough elected to extend the research program to the full term of the agreement which expires on March 31, 2000. Under the agreement as extended, Schering-Plough has agreed to pay the Company a minimum of $18.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough has agreed to pay the Company up to an additional $24 million in milestone payments. The Company received approximately $15.2 million in an up-front license fee, research funding and milestone payments through August 31, 1998.

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

     Under the December 1995 agreement, the Company has recognized $7,867,579, $3,364,810 and $3,435,807 in revenue in the years ended August 31, 1996, 1997 and 1998, respectively, under this collaborative agreement, which consisted of a license fee, collaborative research revenue and milestone payments.

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

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In July 1998, Schering-Plough amended the original agreement in order to accelerate the research effort being undertaken. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $67 million, excluding royalties. Of the total potential payments, approximately $22.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

     Under this second agreement, the Company has recognized $4,603,805 and $7,099,911 in revenue in the years ended August 31, 1997 and 1998, respectively, which consisted of a license fee, expense allowance and collaborative research revenues.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On September 24, 1997, the Company entered into a third research collaboration and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infection.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the collaboration related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum number of years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $34 million, excluding royalties. Of the total potential payments, approximately $11 million represents research payments and $23 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary PathoGenome(TM) database and associated information relating to microbial organisms (see Note 9).

     Under the third agreement, the Company has recognized $2,432,005 in revenue for the year ended August 31, 1998, which consisted of research funding.

(9)  DATABASE SUBSCRIPTIONS

     The Company has entered into PathoGenome(TM) database subscriptions with Bayer AG, Bristol-Meyers Squibbs, Scriptgen Pharmaceuticals, Inc. and Schering-Plough (see Note 8). The database subscription provides nonexclusive access to the Company's proprietary PathoGenome(TM) database and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     The Company has recognized $666,667 and $2,766,671 in revenue under these subscription agreements in the years ended August 31, 1997 and 1998, respectively.

(10)  HARVARD LICENSE AGREEMENT

     On November 12, 1993, the Company entered into an agreement with Harvard College for an exclusive worldwide license for commercial applications of their patented multiplex sequencing technology. The Company must pay minimum royalties ranging from $5,000 in 1995 to $35,000 in 1998 and beyond. The Company may terminate this agreement upon 90 days' notice. The Company recorded $135,000, $20,000 and $25,000 of expense under this agreement in the years ended August 31, 1996, 1997 and 1998, respectively, primarily relating to the Astra and Schering-Plough collaborative agreements. In 1997, the Company discontinued use of its multiplex sequencing operation however, the Company will continue to incur royalty expense for future sales of its proprietary information derived from multiplex sequencing technology.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                     AUGUST 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Payroll and related expenses................................  $1,130,296    $1,109,626
Professional fees...........................................     321,626       285,058
Facilities..................................................     157,228       469,932
Employee relocation.........................................     106,764       162,519
License and other fees......................................     355,434       185,434
All other...................................................     302,440       237,831
                                                              ----------    ----------
                                                              $2,373,788    $2,450,400
                                                              ==========    ==========

(12)  SUBSEQUENT EVENTS

     On September 28, 1998, the Company entered into a license agreement with Hoechst Marion Roussel to provide nonexclusive access to the Company's proprietary PathoGenome(TM) database and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide Hoechst Marion Roussel with periodic data updates, analysis tools and software support. Under the agreement, Hoechst Marion Roussel has agreed to pay annual subscription fees and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM). The Company retains rights associated with therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1998.

                                          GENOME THERAPEUTICS CORP.

                                                /s/ ROBERT J. HENNESSEY
                                          --------------------------------------
                                                   Robert J. Hennessey
                                                 Chief Executive Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 24, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ ROBERT J. HENNESSEY                 Chairman, President,
-----------------------------------------------------    Chief Executive Officer
                 Robert J. Hennessey

                  /s/ PHILIP LEDER                     Director
-----------------------------------------------------
                    Philip Leder

                  /s/ LAWRENCE LEVY                    Director
-----------------------------------------------------
                    Lawrence Levy

               /s/ STEVEN M. RAUSCHER                  Director
-----------------------------------------------------
                 Steven M. Rauscher

                  /s/ FENEL M. ELOI                    Sr. Vice President, Treasurer
-----------------------------------------------------    Chief Financial Officer
                    Fenel M. Eloi                        (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


10.46     Amended Employment Agreement with Robert J. Hennessey.
23.       Consent of Arthur Andersen LLP Independent Public Accounts.
27.       Financial Data Schedule.