Form 10-Q
period 1998-11-28
GENOME THERAPEUTICS CORP
filed 1999-01-12
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For Quarter Ended:  November 28, 1998
                                               -----------------

                           Commission File No:  0-10824
                                                -------

                           GENOME THERAPEUTICS CORP.
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MASSACHUSETTS                                04-2297484
           -------------                                ----------
   (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION OR ORGANIZATION)                         NO.)

 100 BEAVER STREET;  WALTHAM, MASSACHUSETTS               02153
 ------------------------------------------               -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        COMMON STOCK                           18,348,646
        ------------                           ----------
       $.10 PAR VALUE                  Outstanding January 11, 1999

                    Genome Therapeutics Corp. and Subsidiaries

           Index to Financial Information (Unaudited) and Other Information

                                                                            Page
                                                                            ----
Part I
Financial Information  (Unaudited):

     Consolidated Condensed Balance Sheets as of
         August 31, 1998 and November 28, 1998                                 3

     Consolidated Condensed Statements of Operations
         for the 13 week periods ended November 29, 1997
         and November 28,1998                                                  4

     Consolidated Statements of Cash Flows for the
         13 week periods ended November 29, 1997
         and November 28,1998                                                  5

     Notes to Consolidated Condensed Financial
         Statements for the 13 week periods ended
         November 29, 1997 and November 28,1998                             6-10

     Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                              11-15

Part II
Other Information:
         Other Information                                                    16

         Signature                                                            17

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                             August 31,      November 28,
                                                                                 1998              1998
                                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------

Assets
Current Assets:
   Cash and cash equivalents                                               $10,978,176      $13,001,349
   Marketable securities                                                    21,969,524       20,366,647
   Interest receivable                                                         742,411          643,990
   Unbilled costs and fees                                                     150,299          211,987
   Prepaid expenses and other current assets                                   721,239          598,256

                                                                           -----------      -----------
        Total current assets                                                34,561,649       34,822,229

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                                      14,434,808       14,743,623
   Leasehold improvements                                                    7,872,336        7,965,527
   Equipment and furniture                                                   1,334,268        1,322,791
   Construction-in-progress                                                     41,234           87,648
                                                                           -----------      -----------
                                                                            23,682,646       24,119,589
   Less accumulated depreciation
       and amortization                                                      8,579,440        9,381,296
                                                                           -----------      -----------
                                                                            15,103,206       14,738,293

Restricted cash                                                                200,000          200,000
Long-term marketable securities                                              1,029,569                0
Note receivable from officer                                                   160,000          160,000
Other assets                                                                   410,267          403,182

                                                                           -----------      -----------
        Total assets                                                       $51,464,691      $50,323,704
                                                                           ===========      ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                        $   977,610      $   919,100
   Accrued expenses                                                          2,450,400        2,660,765
   Deferred revenue                                                          4,699,137        6,507,738
   Current maturities of long-term obligations                               5,611,186        5,252,087
                                                                           -----------      -----------
        Total current liabilities                                           13,738,333       15,339,690


Long-term obligations, net of current maturities                             8,478,558        8,102,927

Shareholders' equity                                                        29,247,800       26,881,087

                                                                           -----------      -----------
        Total liabilities and shareholders' equity                         $51,464,691      $50,323,704
                                                                           ===========      ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                       Thirteen Weeks Ended
                                                                                  -------------------------------
                                                                                  November 29,       November 28,
                                                                                          1997               1998
-----------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Revenues:
  Collaborative research, licenses, subscription fees and royalties               $  3,995,942       $  4,837,009
  Government research                                                                  261,371            273,248

                                                                                  ------------       ------------
       Total revenues                                                                4,257,313          5,110,257

Costs and Expenses:
  Research and development                                                           6,630,915          6,539,754
  Cost of government research                                                          261,371            273,248
  Selling, general and administrative                                                1,022,137            910,552
                                                                                  ------------       ------------
       Total cost and expenses                                                       7,914,423          7,723,554
                                                                                  ------------       ------------

  Interest income                                                                      679,491            412,000
  Interest expense                                                                    (249,611)          (270,345)
                                                                                  ------------       ------------
       Net interest income                                                             429,880            141,655
                                                                                  ------------       ------------

       Net loss                                                                    ($3,227,230)       ($2,471,642)
                                                                                  ============       ============

Basic/diluted net loss per common share                                                 ($0.18)            ($0.13)
                                                                                  ============       ============
Basic/diluted weighted average number of common
shares outstanding                                                                  18,055,877         18,317,843
                                                                                  ============       ============


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                          Thirteen Weeks Ended
                                                                                     --------------------------------
                                                                                     November 29,        November 28,
                                                                                             1997                1998
---------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                                              ($3,227,230)       ($2,471,642)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                       756,377          1,013,122
      Loss on disposal of fixed assets                                                     88,508                  0
      Deferred compensation                                                                21,687             40,762
      Changes in assets and liabilities:
          Interest receivable                                                             (33,657)            98,421
          Unbilled costs and fees                                                           2,584            (61,688)
          Prepaid expenses and other current assets                                      (291,259)           122,983
          Accounts payable                                                                785,672            (58,510)
          Accrued expenses                                                                477,770            210,365
          Deferred revenue                                                              1,188,099          1,808,601
                                                                                      -----------       ------------
                   Total adjustments                                                    2,995,781          3,174,056
                                                                                      -----------       ------------

                   Net cash (used in) provided by operating activities                   (231,449)           702,414
                                                                                      -----------       ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                                   (6,252,023)        (5,657,554)
  Proceeds from sale of marketable securities                                           8,220,000          8,290,000
  Purchases of equipment and leasehold improvements                                    (2,722,862)           (55,222)
  (Increase) / decrease in other assets                                                   (22,511)             7,085
                                                                                      -----------       ------------

        Net cash (used in) provided by investing activities                              (777,396)         2,584,309
                                                                                      -----------       ------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                                 765,882             64,167
  Proceeds from long-term obligations                                                   2,000,000                  0
  Payments on long-term obligations                                                      (937,489)        (1,327,717)
                                                                                      -----------       ------------

        Net cash provided by (used in) financing activities                             1,828,393         (1,263,550)
                                                                                      -----------       ------------

Net Increase in Cash and Cash Equivalents                                                 819,548          2,023,173
Cash and Cash Equivalents, at beginning of period                                       8,602,698         10,978,176
                                                                                      -----------       ------------

Cash and Cash Equivalents, at end of period                                            $9,422,246        $13,001,349
                                                                                      ===========       ============

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                                 $6,750             $7,200
                                                                                      ===========       ============
  Interest paid during period                                                            $249,611           $270,345
                                                                                      ===========       ============
Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital lease obligations                        $880,101           $592,987
                                                                                      ===========       ============


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 week period ended November 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 25, 1998.

2.    REVENUE RECOGNITION

    Research revenues are derived from collaborative agreements with pharmaceutical companies as well as government grants and contract arrangements. Research revenues are recognized as earned under government grants, which consist of cost-plus fixed-fee contracts and fixed-price contracts. Revenues are recognized under collaborative agreements as earned. Milestone payments from collaborative research and development arrangements are recognized when they are achieved. Subscription fee revenue from the PathoGenome(TM) database is recognized ratably over the life of the subscription. License fees and royalties from collaborative agreements are recognized as earned. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

3.   NET LOSS PER COMMON SHARE

    The Company applies SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock, which include common stock options and warrants, based on the treasury stock method. Diluted loss per share is the same as basic loss per share for the periods ended November 29, 1997 and November 28, 1998 as the effect of the potential common stock is antidilutive.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At November 28, 1998 and August 31, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1998 and November 28, 1998 in connection with certain long-term obligations (see Note 7).

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

6.   NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the three month periods ended November 28, 1998 and November 29, 1997 were the same as reported net loss for those periods.

7.   LONG-TERM OBLIGATIONS

    On February 28, 1997, the Company entered into an equipment lease line of credit with a certain financial institution under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of prime (7.75% as of November 28, 1998) plus 1/4 of 1%. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. On March 9, 1998, the Company increased the amount available under the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit have been and will continue to be utilized to finance laboratory, computer and office equipment and are payable in 16 quarterly installments commencing March 31, 1999. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $3,054,000 available under the modified line of credit at November 28, 1998.

    On July 31, 1997, the Company entered into a financing arrangement with another financial institution under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998 at the prevailing 12-month Eurodollar rate (12-month Eurodollar rate was 5.1% as of November 28, 1998) plus 1 1/2%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at November 28, 1998.

    The Company has entered into other capital lease line arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at November 28, 1998.


8.   COLLABORATIVE AGREEMENTS

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

    For the 13 week period ended November 28, 1998, the Company recorded revenue of $251,000 under this agreement, which consisted of sponsored research funding. For the 13 week period ended November 29, 1997, the Company recorded revenue of $710,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

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

    For the 13 week period ended November 28, 1998, the Company recorded revenue of $711,000 under this agreement, which consisted of sponsored research funding. For the 13 week period ended November 29, 1997, the Company recorded revenue of $1,336,000 under this agreement, which consisted of sponsored research funding and milestone payments.

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

    For the 13 week periods ended November 28, 1998 and November 29, 1997, the Company recorded revenue of $1,944,000 and $1,152,000, respectively, under this agreement, which consisted of sponsored research funding and subcontract activity.

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

    For the 13 week periods ended November 28, 1998 and November 29, 1997, the Company recorded revenue of $689,000 and $436,000, respectively, under this agreement, which consisted of sponsored research funding.

(9)  DATABASE SUBSCRIPTIONS

    The Company has entered into PathoGenome(TM) database subscriptions with Bayer AG, Bristol-Meyers Squibb, Scriptgen Pharmaceuticals, Inc., Hoechst Marion Roussel and Schering-Plough (see Note 8). The database subscription provides nonexclusive access to the Company's proprietary PathoGenome(TM) database and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

    The Company has recognized $1,242,000 and $375,000 in revenue under these subscription agreements for the 13 week periods ended November 28, 1998 and November 29, 1997, respectively.

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

    The Company does not anticipate revenues on a sustained basis until such time that therapeutic, vaccine and diagnostic products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies accessing drug discovery and clinical development capabilities that currently do not exist at the Company. In the pharmaceutical alliances, the Company generates revenues from licensing fees, sponsored research and milestone payments during the term of the collaboration. Once a product resulting from the research collaboration is commercialized, the Company is entitled to receive royalty payments based upon product revenues. Additionally, the Company will sell nonexclusive access to its proprietary PathoGenome(TM) database. These collaborations are expected to result in the discovery and commercialization of novel therapeutics, vaccines and diagnostics. The sale of the genetic database generates subscription revenue over the term of the subscription and royalty payments to the Company from product sales downstream. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years.

    The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's proprietary PathoGenome(TM) database and government research grants and contracts. As of November 28, 1998, the Company had four collaborative research agreements and five subscribers to its proprietary PathoGenome(TM) database. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

  In May 1997, the Company introduced its proprietary PathoGenome(TM) database and sold its first subscription to Bayer AG ("Bayer"). In September 1997, the Company sold subscriptions to Bristol-Myers Squibb and Schering-Plough. In May 1998, the Company sold a subscription to Scriptgen Pharmaceuticals, Inc. ("Scriptgen"). In September 1998, the Company sold a subscription to Hoechst Marion Roussel ("HMR"). Under these agreements, the subscribers will receive nonexclusive access to the Company's PathoGenome(TM) database and associated information relating to microbial organisms.

    Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government pursuant to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel. From January 1991 through November 1998, the United States government awarded the Company grants and contracts providing for the aggregate payments over their terms of approximately $37 million. However, over the last two years, the Company has substantially reduced its reliance on government research grants and contracts as the Company focuses its resources more toward drug discovery in collaboration with pharmaceutical partners.

    The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $62,841,000 at November 28, 1998. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED NOVEMBER 29, 1997 AND NOVEMBER 28, 1998

REVENUE

Total revenues increased 20% from $4,257,000 for the 13 week period ended November 29, 1997 to $5,110,000 for the 13 week period ended November 28, 1998. Collaborative research, licenses, subscription fees and royalties increased 21% from $3,996,000 for the 13 week period ended November 29, 1997 to $4,837,000 for the 13 week period ended November 28, 1998. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Schering-Plough as well as increased subscription fees earned in fiscal 1999 under the Company's subscription agreements with Bristol-Myers Squibb, Schering-Plough, Scriptgen and HMR to access the Company's proprietary PathoGenome(TM) database.

COST AND EXPENSES

Total cost and expenses decreased 2% from $7,914,000 for the 13 week period ended November 29, 1997 to $7,724,000 for the 13 week period ended November 28, 1998. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators decreased slightly by 1% from $6,631,000 for the 13 week period ended November 29, 1997 to $6,540,000 for the 13 week period ended November 28, 1998.

Selling, general and administrative expenses decreased 11% from $1,022,000 for the 13 week period ended November 29, 1997 to $911,000 for the 13 week period ended November 28, 1998. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll and related expenses and legal fees.

Interest income decreased 39% from $679,000 for the 13 week period ended November 29, 1997 to $412,000 for the 13 week period ended November 28, 1998 reflecting a decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund operations.

Interest expense increased 8% from $250,000 for the 13 week period ended November 29, 1997 to $270,000 for the 13 week period ended November 28, 1998. The increase in interest expense was attributable to increases in the Company's outstanding balance under its long-term obligations.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contract, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

    As of November 28, 1998, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $33,568,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. At November 28, 1998, the Company had approximately $3,054,000 available under these arrangements for future borrowings. The Company has an aggregate of approximately $13,355,000 outstanding under its borrowing arrangements at November 28, 1998, which is repayable over the four year period ending December 2002.

    The Company's operating activities used cash of approximately $231,000 for the 13 week period ended November 29, 1997 to fund the Company's operating loss which was partially offset by increases in deferred revenue, accounts payable and accrued liabilities. The Company's operating activities provided cash of approximately $702,000 for the 13 week period ended November 28, 1998 which consisted primarily of increases in deferred revenue and accrued expenses partially offset by cash operating loss.

    The Company's investing activities used cash of approximately $777,000 for the 13 week period ended November 29, 1997 for purchases of equipment and leasehold improvements partially offset by the sale of marketable securities. The Company's investing activities provided cash of approximately $2,584,000 for the 13 week period ended November 28, 1998 from the sale of marketable securities.

    Capital expenditures, including property and equipment acquired under capital leases, totaled $648,000 for the 13 week period ended November 28, 1998 consisting primarily of laboratory, computer and office equipment. The Company currently estimates that it will acquire an additional $1,400,000 in capital equipment in fiscal 1999 consisting of primarily computer and laboratory equipment which it intends to finance under existing equipment financing arrangements.

     The Company's financing activities provided cash of approximately $1,828,000 for the 13 week period ended November 29, 1997 primarily from proceeds from long-term obligations, exercise of stock options, net of payments of long-term obligations. Financing activities used cash of approximately $1,264,000 for the 13 week period ended November 28 1998 primarily for payments of long-term obligations.

    At August 31, 1998, the Company had net operating loss and tax credit carryforwards of approximately $62,908,000 and $1,658,000, respectively, and certain of these net operating losses will expire in the next few years. These net operating losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any, are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company does not believe it has experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

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



                                           Genome Therapeutics Corp.


                                           /s/  Fenel M. Eloi
                                           -------------------------------------
                                                Fenel M. Eloi
                                                (Principal Financial Officer)
                                                Date: January 12, 1999