Form 10-Q
period 1999-02-27
GENOME THERAPEUTICS CORP
filed 1999-04-13
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: FEBRUARY 27, 1999

                           Commission File No: 0-10824


                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                             04-2297484
---------------------------------                            -------------------
 (STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


100 BEAVER STREET; WALTHAM, MASSACHUSETTS                           02453
-----------------------------------------                    -------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK                                             18,357,421
 --------------                                    --------------------------
 $.10 PAR VALUE                                    Outstanding April 12, 1999

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

           Index to Financial Information (Unaudited) and Other Information


                                                                           Page
                                                                           ----
PART I
Financial Information (Unaudited) :

     Consolidated Condensed Balance Sheets as of                              3
         August 31, 1998 and February 27, 1999

     Consolidated Condensed Statements of Operations                          4
         for the 26 week periods ended February 28, 1998
         and February 27,1999

     Consolidated Statements of Cash Flows for the                            5
         26 week periods ended February 28, 1998
         and February 27,1999

     Notes to Consolidated Condensed Financial                             6-11
         Statements for the 26 week periods ended
         February 28, 1998 and February 27, 1999

     Management's Discussion and Analysis of Financial                    12-18
         Conditions and Results of Operations

PART II
Other Information:
         Other Information                                                   19

         Signature                                                           20

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                             August 31,          February 27,
                                                                1998                 1999
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                $10,978,176          $16,303,106
   Marketable securities                                     21,969,524           14,526,250
   Interest receivable                                          742,411              518,594
   Unbilled costs and fees                                      150,299              109,886
   Prepaid expenses and other current assets                    721,239              548,697
                                                            -----------          -----------
        Total current assets                                 34,561,649           32,006,533

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                       14,434,808           15,186,577
   Leasehold improvements                                     7,872,336            7,999,780
   Equipment and furniture                                    1,334,268            1,333,698
   Construction-in-progress                                      41,234              138,060
                                                            -----------          -----------
                                                             23,682,646           24,658,115
   Less accumulated depreciation and amortization             8,579,440           10,394,522
                                                            -----------          -----------
                                                             15,103,206           14,263,593

Restricted cash                                                 200,000              200,000
Long-term marketable securities                               1,029,569                    0
Note receivable from officer                                    160,000              160,000
Other assets                                                    410,267              386,277
                                                            -----------          -----------
        Total assets                                        $51,464,691          $47,016,403
                                                            ===========          ===========

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                         $   977,610          $   862,020
   Accrued expenses                                           2,450,400            2,418,441
   Deferred revenue                                           4,699,137            5,973,400
   Current maturities of long-term obligations                5,611,186            4,707,893
                                                            -----------          -----------
        Total current liabilities                            13,738,333           13,961,754

Long-term obligations, net of current maturities              8,478,558            7,336,027

Shareholders' equity                                         29,247,800           25,718,622
                                                            -----------          -----------
        Total liabilities and shareholders' equity          $51,464,691          $47,016,403
                                                            ===========          ===========




See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                               Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                          February  28,     February  27,     February  28,    February  27,
                                                              1998              1999              1998            1999
                                                                  (Unaudited)                         (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Collaborative research, licenses, subscription
       fees and royalties                                  $ 3,861,532       $ 6,301,218       $ 7,857,474       $11,138,227
  Government research                                          202,232           101,525           463,603           374,773
                                                           -----------       -----------       -----------       -----------
       Total revenues                                        4,063,764         6,402,743         8,321,077        11,513,000
                                                           -----------       -----------       -----------       -----------
Costs and Expenses:
  Research and development                                   7,840,057         6,571,140        14,470,972        13,110,894
  Cost of government research                                  202,232           101,525           463,603           374,773
  Selling, general and administrative                        1,112,809         1,151,871         2,134,946         2,062,423
                                                           -----------       -----------       -----------       -----------
       Total costs and expenses                              9,155,098         7,824,536        17,069,521        15,548,090
                                                           -----------       -----------       -----------       -----------
  Interest income                                              649,495           462,405         1,328,986           874,405
  Interest expense                                            (289,376)         (258,715)         (538,987)         (529,060)
                                                           -----------       -----------       -----------       -----------
       Net interest income                                     360,119           203,690           789,999           345,345
                                                           -----------       -----------       -----------       -----------

       Net loss                                            $(4,731,215)      $(1,218,103)      $(7,958,445)      $(3,689,745)
                                                           ===========       ===========       ===========       ===========

Basic/diluted net loss per common share                    $     (0.26)      $     (0.07)      $     (0.44)      $     (0.20)
                                                           ===========       ===========       ===========       ===========

Basic/diluted weighted average number of
common and common equivalent shares outstanding:            18,215,285        18,352,272        18,135,581        18,335,058
                                                           ===========       ===========       ===========       ===========




See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                                  Twenty-six Weeks Ended
                                                                              February 28,         February 27,
                                                                                  1998                 1999
                                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                                      $ (7,958,445)        $ (3,689,745)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                              1,582,412            2,048,147
      Loss on disposal of fixed assets                                              94,309                    0
      Deferred compensation                                                         58,220               86,575
      Changes in assets and liabilities:
          Interest receivable                                                      149,244              223,817
          Unbilled costs and fees                                                  (44,079)              40,413
          Prepaid expenses and other current assets                               (167,622)             172,542
          Accounts payable                                                         (80,542)            (115,590)
          Accrued expenses                                                         250,323              (31,959)
          Deferred revenue                                                       1,732,606            1,274,263
                                                                              ------------         ------------
                   Total adjustments                                             3,574,871            3,698,208
                                                                              ------------         ------------

                   Net cash (used in) provided by operating activities          (4,383,574)               8,463
                                                                              ------------         ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                           (14,528,524)         (11,135,157)
  Proceeds from sale of marketable securities                                   25,276,125           19,608,000
  Purchases of equipment and leasehold improvements                             (4,553,714)            (424,997)
  (Increase) / decrease in other assets                                            (21,872)              23,990
                                                                              ------------         ------------

        Net cash provided by investing activities                                6,172,015            8,071,836
                                                                              ------------         ------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                          852,851               73,992
  Proceeds from long-term obligations                                            3,500,000                    0
  Payments on long-term obligations                                             (1,894,760)          (2,829,361)
                                                                              ------------         ------------

        Net cash provided by (used in) financing activities                      2,458,091           (2,755,369)
                                                                              ------------         ------------

Net Increase in Cash and Cash Equivalents                                        4,246,532            5,324,930
Cash and Cash Equivalents, at beginning of period                                8,602,698           10,978,176
                                                                              ------------         ------------

Cash and Cash Equivalents, at end of period                                   $ 12,849,230         $ 16,303,106
                                                                              ============         ============

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                    $     13,500         $     11,700
                                                                              ============         ============

  Interest paid during period                                                 $    538,988         $    529,060
                                                                              ============         ============

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital lease obligations             $  1,770,943         $    783,537
                                                                              ============         ============




See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 26 week period ended February 27, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K which was filed with the Securities and Exchange Commission on November 25, 1998.

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

3.       NET LOSS PER COMMON SHARE

         The Company applies SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock, which include common stock options and warrants, based on the treasury stock method. Diluted loss per share is the same as basic loss per share for the periods ended February 28, 1998 and February 27, 1999 as the effect of the potential common stock is antidilutive. Potential common stock of 4,581,048 and 3,719,869 was excluded from diluted loss per share at February 28, 1998 and February 27, 1999, respectively.

4.       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At February 27, 1999 and August 31, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1998 and February 27, 1999 in connection with certain long-term obligations (see Note 7).

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

6.       COMPREHENSIVE INCOME

         The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the six month periods ended February 28, 1998 and February 27, 1999 were the same as reported net loss for those periods.

7.       LONG-TERM OBLIGATIONS

         On February 28, 1997, the Company entered into an equipment lease line of credit with a certain financial institution under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of prime (7.75% as of February 27, 1999) plus 1/4 of 1%. On March 9, 1998, the Company increased the amount available under the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit have been and will continue to be utilized to finance laboratory, computer and office equipment and are payable in 16 quarterly installments commencing March 31, 1999 at a variable interest rate of prime. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $2,889,000 available under the modified line of credit at February 27, 1999.

         On July 31, 1997, the Company entered into a financing arrangement with another financial institution under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months. The interest rates range from 7.19% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at February 27, 1999.

         The Company entered into other capital lease line arrangements under which it financed approximately $9,750,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The

Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at February 27, 1999.


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

         For the 13 week periods ended February 27, 1999 and February 28, 1998, the Company recorded revenue of $172,000 and $359,000, respectively, under this agreement, which consisted of sponsored research funding.

         For the 26 week period ended February 27, 1999, the Company recorded revenue of $423,000 under this agreement, which consisted of sponsored research funding. For the 26 week period ended February 28, 1998, the Company recorded revenue of $1,069,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

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

         The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds that are targeted against Staph. aureus, as their primary indication. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

         For the 13 week periods ended February 27, 1999 and February 28, 1998, the Company recorded revenue of $621,000 and $575,000, respectively, under this agreement, which consisted of sponsored research funding.

         For the 26 week period ended February 27, 1999, the Company recorded revenue of $1,332,000 under this agreement, which consisted of sponsored research funding. For the 26 week period ended February 28, 1998, the Company recorded revenue of $1,912,000 under this agreement, which consisted of sponsored research funding and milestone payments.

         In December 1996, the Company entered into its second research collaboration and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new genes to be used as targets in the development of therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput positional cloning, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third-party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products that may result from this collaboration.

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

         For the 13 week periods ended February 27, 1999 and February 28, 1998, the Company recorded revenue of $2,841,000 and $1,799,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

         For the 26 week periods ended February 27, 1999 and February 28, 1998, the Company recorded revenue of $4,785,000 and $2,951,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

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

         For the 13 week period ended February 27, 1999, the Company recorded revenue of $1,336,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended February 28, 1998, the Company recorded revenue of $570,000 under this agreement, which consisted of sponsored research funding.

         For the 26 week period ended February 27, 1999, the Company recorded revenue of $2,025,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 26 week period ended February 28, 1998, the Company recorded revenue of $1,007,000 under this agreement, which consisted of sponsored research funding.

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

         The Company has recognized $1,312,000 and $543,000 in revenue under these subscription agreements for the 13 week periods ended February 27, 1999 and February 28, 1998, respectively.

         The Company has recognized $2,554,000 and $918,000 in revenue under these subscription agreements for the 26 week periods ended February 27, 1999 and February 28, 1998, respectively.

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

         The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's proprietary PathoGenome(TM) database and government research grants and contracts. As of February 27, 1999, the Company had four collaborative research agreements and five subscribers to its proprietary PathoGenome(TM) database. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

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

         Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government pursuant to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel. From January 1991 through February 27 1999, the United States government awarded the Company grants and contracts providing for the aggregate payments over their terms of approximately $37 million. However, over the last two years, the Company has substantially reduced its reliance on government research grants and contracts as the Company focuses its resources more toward drug discovery in collaboration with pharmaceutical partners.

         The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $64,059,000 at February 27, 1999. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED FEBRUARY 28,  1998 AND FEBRUARY 27, 1999

REVENUE

         Total revenues increased 58% from $4,064,000 for the 13 week period ended February 28, 1998 to $6,403,000 for the 13 week period ended February 27, 1999. Collaborative research, licenses, subscription fees and royalties increased 63% from $3,862,000 for the 13 week period ended February 28, 1998 to $6,301,000 for the 13 week period ended February 27, 1999. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Schering-Plough, consisting of milestone payments and sponsored research, as well as increased subscription fees earned in fiscal 1999 under the Company's subscription agreements with Bayer, Scriptgen and HMR to access the Company's proprietary PathoGenome(TM) database.

COST AND EXPENSES

         Total cost and expenses decreased 15% from $9,155,000 for the 13 week period ended February 28, 1998 to $7,825,000 for the 13 week period ended February 27, 1999. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators decreased by 16% from $7,840,000 for the 13 week period ended February 28, 1998 to $6,571,000 for the 13 week period ended February 27, 1999. The reduction in research and development expenses was primarily attributable to the Company's expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics. The reduction consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

         Selling, general and administrative expenses increased slightly by 4% from $1,113,000 for the 13 week period ended February 28, 1998 to $1,152,000 for the 13 week period ended February 27, 1999. The increase in selling, general and administrative expenses was primarily due to increased legal fees.

INTEREST INCOME AND EXPENSE

         Interest income decreased 29% from $649,000 for the 13 week period ended February 28, 1998 to $462,000 for the 13 week period ended February 27, 1999 reflecting a decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund operations.

         Interest expense decreased 10% from $289,000 for the 13 week period ended February 28, 1998 to $259,000 for the 13 week period ended February 27, 1999. The decrease in interest expense was attributable to the scheduled repayment of the Company's long-term obligations.


TWENTY-SIX WEEK PERIOD ENDED FEBRUARY 28, 1998 AND FEBRUARY 27, 1999

REVENUE

         Total revenues increased 38% from $8,321,000 for the 26 week period ended February 28, 1998 to $11,513,000 for the 13 week period ended February 27, 1999. Collaborative research, licenses, subscription fees and royalties increased 42% from $7,857,000 for the 26 week period ended February 28, 1998 to $11,138,000 for the 26 week period ended February 27, 1999. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Schering-Plough as well as increased subscription fees earned in fiscal 1999 under the Company's subscription agreements with Bayer, Bristol-Myers Squibb, Schering-Plough, Scriptgen and HMR to access the Company's proprietary PathoGenome(TM) database.

COST AND EXPENSES

         Total cost and expenses decreased 9% from $17,070,000 for the 26 week period ended February 28, 1998 to $15,548,000 for the 26 week period ended February 27, 1999. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators decreased by 9% from $14,471,000 for the 26 week period ended February 28, 1998 to $13,111,000 for the 26 week period ended February 27, 1999. The reduction in research and development expenses was primarily attributable to the Company's expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics. The reduction consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

         Selling, general and administrative expenses decreased slightly by 3% from $2,135,000 for the 26 week period ended February 28, 1998 to $2,062,000 for the 26 week period ended February 27, 1999.

INTEREST INCOME AND EXPENSE

         Interest income decreased 34% from $1,329,000 for the 26 week period ended February 28, 1998 to $874,000 for the 26 week period ended February 27, 1999 reflecting a decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund operations.

         Interest expense decreased slightly by 2% from $539,000 for the 26 week period ended February 28, 1998 to $529,000 for the 26 week period ended February 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contract, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

         As of February 27, 1999, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $31,029,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, maximum loss, debt service coverage and minimum restricted cash balances. At February 27, 1999, the Company had approximately $2,889,000 available under these arrangements for future borrowings. At February 27, 1999, the Company had an aggregate of approximately $12,044,000 outstanding under its borrowing arrangements which is repayable over the next 46 months, of which $4,708,000 is repayable within the next 12 months.

         The Company's operating activities used cash of approximately $4,384,000 for the 26 week period ended February 28, 1998 to fund the Company's operating loss which was partially offset by increases in deferred revenue and accrued liabilities. The Company's operating activities provided cash of approximately $8,000 for the 26 week period ended February 27, 1999.

         For the 26 week periods ending February 28, 1998 and February 27, 1999, the Company's investing activities provided cash of approximately $6,172,000 and $8,072,000, respectively, from the sale of marketable securities, partially offset by the purchases of equipment and leasehold improvements.

Capital expenditures, including property and equipment acquired under capital leases, totaled $1,209,000 for the 26 week period ended February 27, 1999 consisting primarily of laboratory, computer and office equipment. The Company currently estimates that it will acquire an additional $770,000 in capital equipment in fiscal 1999 consisting of primarily computer and laboratory equipment which it intends to finance under existing equipment financing arrangements.

         The Company's financing activities provided cash of approximately $2,458,000 for the 26 week period ended February 28, 1998 primarily from proceeds from long-term obligations, exercise of stock options, net of payments of long-term obligations. Financing activities used cash of approximately $2,755,000 for the 26 week period ended February 27, 1999 primarily for payments of long-term obligations.

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

IMPACT OF YEAR 2000

         Many currently installed computer systems and software applications are designed to accept only two-digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the Year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements.

         The Company has performed an extensive inventory and initial testing of its electronic equipment, computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers, to identify which systems may be impacted by Year 2000. The Company formed a Y2K Task Force with Coordinators from every Department, which identified the Company's mission-critical systems. The Company is completing its assessment and developing a comprehensive compliance program, using internal and external resources to address Year 2000 issues. The compliance program incorporates best practices from such sources as the General Services Administration and the Government Accounting Office (see www.y2k.gov). The program includes an evaluation of its internally developed operating systems and internally used financial and administration systems. Externally, the program has solicited and continues to obtain compliance certificates from third-party software and equipment vendors as well as statements of readiness from major suppliers. The Company estimates that its mission critical systems will be compliant by September 1999.

         At this time, given that the Company's internal financial, administrative, and scientific systems have been installed within the last few years and the internally developed software-based systems are not generally date sensitive, the Company does not expect the cost of addressing the Year 2000 Issue to have a material impact on the Company's business, results of operations or financial condition. The Company has incurred approximately $50,000 to date on the year 2000 initiative consisting of labor and outside contracting. The Company has not had to defer any other projects, and does not anticipate having to do so.

         If such modifications, conversions, and/or replacements are not completed in a timely manner, or if any of the Company's suppliers or collaborators do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's research and development efforts could be significantly interrupted resulting in delays in meeting its scientific obligations to existing collaborations, delays in progress of its internal drug discovery programs and, consequently, delays in attracting new collaborative partners. However, the Company expects cash inflow from its existing corporate partners to be unaffected by Year 2000 issues for at least the first two months of 2000 since the first quarterly research payments of 2000 will be made prior to the start of 2000.

         The Company's reasonable worst case internal scenario includes greater date sensitivity than presently indicated, which may require additional remediation and/or porting of software and databases to compliant platforms, user interface modifications preventing erroneous date entry, and redefining internal file-naming conventions. The Company's reasonable worst case external scenario includes a) prolonged loss of electrical power which could compromise critical biological samples, and b) vendor fixes that are either unavailable or delayed, which would require the purchase of replacement systems or force a delay in the Company's compliance schedule.

         After periodic reviews of its internal compliance efforts as well as the compliance efforts of third parties with which the Company does business, the Company will modify as appropriate its present contingency plans to address situations in which various systems of the Company, or of third parties are not yet Year 2000 compliant. Contingency plans for each Department will be incorporated into a Company-wide contingency plan. Some Departments already stockpile one month's supply of consumables, and the existing emergency power generator has a one-day fuel supply. If there are unidentified dependencies on systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially affected.

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

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Special Meeting in lieu of an Annual Meeting was held on February 22, 1999. At the meeting, shareholders took the following actions:

     1) Election of Directors


     Name of Nominee                Shares Voted For           Withhold Authority
     ---------------                ----------------           ------------------
     Marc Garnick                      17,184,448                    239,682
     Robert J. Hennessey               14,904,532                  2,519,598
     Philip J. Leder                   17,263,641                    160,489
     Lawrence Levy                     14,850,832                  2,573,298
     Steven M. Rauscher                14,994,299                  2,429,831
     Norbert Riedel                    17,269,441                    154,689


     2) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 1999.

        For                 Against               Abstain
        ---                 -------               -------
     17,343,982             56,573                 23,575


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



                                             Genome Therapeutics Corp.


                                             /s/ Fenel M. Eloi
                                             --------------------------------
                                             Fenel M. Eloi
                                             (Principal Financial Officer)



                                             Date: April 13,  1999