Form 10-Q
period 1999-05-29
GENOME THERAPEUTICS CORP
filed 1999-07-13
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended: May 29, 1999
                                            ------------

                           Commission File No: 0-10824
                                               -------

                            GENOME THERAPEUTICS CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                              04-2297484
      ----------------------------          -------------------------------
      (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION
    OF INCORPORATION OR ORGANIZATION)                      NO.)

                 100 BEAVER STREET; WALTHAM, MASSACHUSETTS 02453
                 -----------------------------------------------

              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                    18,457,421
       --------------                           ------------------------
       $.10 PAR VALUE                           Outstanding July 7, 1999
       --------------

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                          PAGE
Part I
Financial Information  (Unaudited):

  Consolidated Condensed Balance Sheets as of                              3
    August 31, 1998 and May 29, 1999

  Consolidated Condensed Statements of Operations                          4
    for the 39 week periods ended May 30, 1998
    and May 29, 1999

  Consolidated Statements of Cash Flows for the                            5
    39 week periods ended May 30, 1998
    and May 29, 1999

  Notes to Consolidated Condensed Financial                                6-11
    Statements for the 39 week periods ended
    May 30, 1998 and May 29, 1999

  Management's Discussion and Analysis of Financial                        12-18
    Conditions and Results of Operations

Part II
Other Information:
  Other Information                                                        19

  Signature                                                                20

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       August 31,      May 29,
                                                         1998           1999
                                                                     (Unaudited)
--------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                           $10,978,176    $15,200,415
  Marketable securities                                21,969,524     13,874,776
  Interest receivable                                     742,411        471,672
  Unbilled costs and fees                                 150,299         85,770
  Prepaid expenses and other current assets               721,239        475,603

                                                      -----------    -----------
       Total current assets                            34,561,649     30,108,236

Equipment and leasehold improvements, at cost:
  Laboratory and scientific equipment                  14,434,808     15,543,171
  Leasehold improvements                                7,872,336      8,016,585
  Equipment and furniture                               1,334,268      1,338,644
  Construction-in-progress                                 41,234        136,927
                                                      -----------    -----------
                                                       23,682,646     25,035,327
  Less accumulated depreciation
      and amortization                                  8,579,440     11,264,535
                                                      -----------    -----------
                                                       15,103,206     13,770,792

Restricted cash                                           200,000        200,000
Long-term marketable securities                         1,029,569              0
Note receivable from officer                              160,000        160,000
Other assets                                              410,267        282,333

                                                      -----------    -----------
       Total assets                                   $51,464,691    $44,521,361
                                                      -----------    -----------


Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                       $977,610     $1,128,593
  Accrued expenses                                      2,450,400      2,841,135
  Deferred revenue                                      4,699,137      5,269,475
  Current maturities of long-term obligations           5,611,186      4,214,039
                                                      -----------    -----------
       Total current liabilities                       13,738,333     13,453,242

Long-term obligations, net of current maturities        8,478,558      6,842,710

Shareholders' equity                                   29,247,800     24,225,409

                                                      -----------    -----------
       Total liabilities and shareholders' equity     $51,464,691    $44,521,361
                                                      -----------    -----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                                             May 30,         May 29,         May 30,        May 29,
                                                                                1998            1999            1998           1999
                                                                                 (Unaudited)                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Collaborative research, licenses, subscription fees and royalties      $ 4,658,417     $ 6,211,669     $12,515,891    $17,349,896
  Government research                                                        351,896          90,806         815,499        465,579

                                                                         -----------     -----------     -----------    -----------
       Total revenues                                                      5,010,313       6,302,475      13,331,390     17,815,475
                                                                         -----------     -----------     -----------    -----------

Costs and Expenses:
  Research and development                                                 8,090,097       6,738,044      22,561,069     19,848,938
  Cost of government research                                                351,896          90,806         815,499        465,579
  Selling,general and administrative                                       1,178,187       1,219,241       3,313,133      3,281,664

                                                                         -----------     -----------     -----------    -----------
       Total costs and expenses                                            9,620,180       8,048,091      26,689,701     23,596,181
                                                                         -----------     -----------     -----------    -----------

  Interest income                                                            552,037         379,217       1,881,023      1,253,622
  Interest expense                                                          (307,068)       (261,299)       (846,055)      (790,359)

                                                                         -----------     -----------     -----------    -----------
       Net interest income                                                   244,969         117,918       1,034,968        463,263
                                                                         -----------     -----------     -----------    -----------

       Net loss                                                          $(4,364,898)    $(1,627,698)   $(12,323,343)   $(5,317,443)
                                                                         -----------     -----------     -----------    -----------



Basic / diluted net loss per common share                                $     (0.24)    $     (0.09)   $      (0.68)   $     (0.29)
                                                                         -----------     -----------     -----------    -----------


Basic / diluted weighted average number of common and
common equivalent shares outstanding:                                     18,274,085      18,367,746      18,181,749     18,345,954
                                                                         -----------     -----------     -----------    -----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                       Thirty-nine Weeks Ended
                                                         May 30,        May 29,
                                                            1998           1999
                                                             (Unaudited)
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                            $(12,323,343)   $(5,317,443)
Adjustments to reconcile net loss to net
  cash povided by (used in) operating activities:
    Depreciation and amortization                      2,674,487      3,076,236
    Loss on disposal of fixed assets                     103,821              0
    Deferred compensation                                 94,814        113,472
    Changes in assets and liabilities:
      Interest receivable                                526,763        270,739
      Unbilled costs and fees                           (691,632)        64,529
      Prepaid expenses and other current assets          (96,899)       245,636
      Accounts payable                                  (167,489)       150,983
      Accrued expenses                                   664,156        390,735
      Deferred revenue                                 3,944,947        570,338
                                                    ------------    -----------
           Total adjustments                           7,052,968      4,882,668
                                                    ------------    -----------

           Net cash used in operating activities      (5,270,375)      (434,775)
                                                    ------------    -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                 (28,873,818)   (13,848,683)
  Proceeds from sale of marketable securities         40,814,125     22,973,000
  Purchases of equipment and leasehold improvements   (5,317,164)      (395,866)
  (Increase) / decrease in other assets                  (10,136)       127,934
                                                    ------------    -----------

    Net cash provided by investing activities          6,613,007      8,856,385
                                                    ------------    -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                914,810        181,581
  Proceeds from long-term obligations                  4,011,000              0
  Payments on long-term obligations                   (2,934,566)    (4,380,952)
                                                    ------------    -----------

    Net cash provided by (used in)
      financing activities                             1,991,244     (4,199,371)
                                                    ------------    -----------

Net Increase in Cash and Cash Equivalents              3,333,876      4,222,239
Cash and Cash Equivalents, at beginning of period      8,602,698     10,978,176
                                                    ------------    -----------

Cash and Cash Equivalents, at end of period         $ 11,936,574    $15,200,415
                                                    ------------    -----------

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                          $     20,250    $    20,250
                                                    ------------    -----------
  Interest paid during period                       $    846,055    $   790,360
                                                    ------------    -----------

Supplemental Disclosure of Non-cash
  Investing Activities:
   Property and equipment acquired under capital
     lease obligations                              $  2,919,874    $ 1,347,956
                                                    ------------    -----------


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 39 week period ended May 29, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed, with the Securities and Exchange Commission on November 25, 1998.

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

3.   NET LOSS PER COMMON SHARE

     The Company applies Statement of Financial Accounting Standards (SFAS) No.128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock, which include common stock options and warrants, based on the treasury stock method. Diluted loss per share is the same as basic loss per share for the periods ended May 30, 1998 and May 29, 1999 as the effect of the potential common stock equivalents is antidilutive. Potential common stock equivalents of 4,300,124 and 3,542,779 were excluded from diluted loss per share at May 30, 1998 and May 29, 1999, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At May 29, 1999 and August 31, 1998, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1998 and May 29, 1999 in connection with certain long-term obligations (see Note 7).

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

6.   COMPREHENSIVE INCOME

     The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the nine month periods ended May 30, 1998 and May 29, 1999 was the same as reported net loss for those periods.

7.   LONG-TERM OBLIGATIONS

     On February 28, 1997, the Company entered into an equipment lease line of credit with a certain financial institution under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of libor (5% as of May 29, 1999) plus 2%. On March 9, 1998, the Company increased the amount available under the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit have been and will continue to be utilized to finance laboratory, computer and office equipment and are payable in 16 quarterly installments commencing March 31, 1999 at a variable interest rate of libor plus 1.75%. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain a restricted cash balance, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $2,339,000 available under the modified line of credit at May 29, 1999.

     On July 31, 1997, the Company entered into a financing arrangement with another financial institution under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months. The interest rates range from 7.19% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at May 29, 1999.

     The Company has other capital lease line arrangements under which it financed approximately $9,750,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at May 29, 1999.


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

     For the 13 week periods ended May 29, 1999 and May 30, 1998, the Company recorded revenue of $201,000 and $336,000, respectively, under this agreement, which consisted of sponsored research funding.

     For the 39 week period ended May 29, 1999, the Company recorded revenue of $624,000 under this agreement, which consisted of sponsored research funding. For the 39 week period ended May 30, 1998, the Company recorded revenue of $1,405,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

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

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum number of years with an option to extend. On March 4, 1998, Schering-Plough elected to extend the research program to the full term of the agreement which expires on March 31, 2000. Under the extended agreement, Schering-Plough agreed to pay the Company a minimum of $18.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24 million in milestone payments.

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

     For the 13 week periods ended May 29, 1999 and May 30, 1998, the Company recorded revenue of $570,000 and $733,000, respectively, under this agreement, which consisted of sponsored research funding.

     For the 39 week period ended May 29, 1999, the Company recorded revenue of $1,902,000 under this agreement, which consisted of sponsored research funding. For the 39 week period ended May 30, 1998, the Company recorded revenue of $2,645,000 under this agreement, which consisted of sponsored research funding and milestone payments.

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

     For the 13 week periods ended May 29, 1999 and May 30, 1998, the Company recorded revenue of $2,280,000 and $2,212,000, respectively, under this agreement, which consisted of sponsored research funding and subcontract activity.

     For the 39 week periods ended May 29, 1999 and May 30, 1998, the Company recorded revenue of $7,065,000 and $5,164,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

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

     For the 13 week period ended May 29, 1999, the Company recorded revenue of $1,872,000 under this agreement, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended May 30, 1998, the Company recorded revenue of $613,000 under this agreement, which consisted of sponsored research funding.

     For the 39 week period ended May 29, 1999, the Company recorded revenue of $3,897,000 under this agreement, which consisted of sponsored research funding and milestone payments. For the 39 week period ended May 30, 1998, the Company recorded revenue of $1,619,000 under this agreement, which consisted of sponsored research funding.

(9)  DATABASE SUBSCRIPTIONS

     The Company has entered into PathoGenome(TM) database subscriptions with Bayer AG, Bristol-Myers Squibb Co., Scriptgen Pharmaceuticals, Inc., Hoechst Marion Roussel and Schering-Plough (see Note 8). The database subscription provides nonexclusive access to the Company's proprietary PathoGenome(TM) database and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM) database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     The Company has recognized $1,230,000 and $750,000 in revenue under these subscription agreements for the 13 week periods ended May 29, 1999 and May 30, 1998, respectively.

     The Company has recognized $3,784,000 and $1,668,000 in revenue under these subscription agreements for the 39 week periods ended May 29, 1999 and May 30, 1998, respectively.

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

     The Company does not anticipate revenues on a sustained basis until such time that therapeutic, vaccine and diagnostic products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies accessing drug discovery and clinical development capabilities that currently do not exist at the Company. In the pharmaceutical alliances, the Company generates revenues from licensing fees, sponsored research and milestone payments during the term of the collaboration. Once a product resulting from the research collaboration is commercialized, the Company is entitled to receive royalty payments based upon product revenues. Additionally, the Company sells nonexclusive access to its proprietary PathoGenome(TM) database. These collaborations are expected to result in the discovery and commercialization of novel therapeutics, vaccines and diagnostics. The sale of the genetic database generates subscription revenue over the term of the subscription and royalty payments to the Company from product sales downstream. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances and make manufacturing, distribution and marketing arrangements. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years.

     The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's proprietary PathoGenome(TM) database and government research grants and contracts. As of May 29, 1999, the Company had four collaborative research agreements and five subscribers to its proprietary PathoGenome(TM) database. The Company entered into corporate collaborations with Astra Hassle AB ("Astra") relating to H. Pylori in August 1995 and with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company entered into its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

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

     Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government pursuant to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation projects and positional cloning projects. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel. From January 1991 through May 29, 1999, the United States government awarded the Company grants and contracts providing for the aggregate payments over their terms of approximately $37 million. As of May 29, 1999, the Company had outstanding approximately $560,000 of government grants under which services were yet to be performed. In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full-scale effort to sequence the human genome. The Company will receive funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a 3 year period of which $5 million is guaranteed over the next twelve months. The Company is subject to annual appropriations by the government based upon the availability of government funds and the achievement by the Company of certain scientific milestones.

     The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $65,687,000 at May 29, 1999. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, health care reform and related matters, product liability exposure, and volatility of the Company's stock price.


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MAY 30, 1998 AND MAY 29, 1999

REVENUE

     Total revenues increased 26% from $5,010,000 for the 13 week period ended May 30, 1998 to $6,302,000 for the 13 week period ended May 29, 1999. Collaborative research, licenses, subscription fees and royalties increased 33% from $4,658,000 for the 13 week period ended May 30, 1998 to $6,212,000 for the 13 week period ended May 29, 1999. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with

Schering-Plough, as well as increased subscription fees earned in fiscal 1999 under the Company's subscription agreements with Bayer, Scriptgen and HMR to access the Company's proprietary PathoGenome(TM) database.

COST AND EXPENSES

     Total cost and expenses decreased 16% from $9,620,000 for the 13 week period ended May 30, 1998 to $8,048,000 for the 13 week period ended May 29, 1999. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators decreased by 17% from $8,090,000 for the 13 week period ended May 30, 1998 to $6,738,000 for the 13 week period ended May 29, 1999. The reduction in research and development expenses was primarily attributable to the Company's expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics. The reduction consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

INTEREST INCOME AND EXPENSE

     Interest income decreased 31% from $552,000 for the 13 week period ended May 30, 1998 to $379,000 for the 13 week period ended May 29, 1999 reflecting a decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund operations.

     Interest expense decreased 15% from $307,000 for the 13 week period ended May 30, 1998 to $261,000 for the 13 week period ended May 29, 1999. The decrease in interest expense was attributable to the scheduled repayment of the Company's long-term obligations.


THIRTY-NINE WEEK PERIOD ENDED MAY 30, 1998 AND MAY 29, 1999

REVENUE

     Total revenues increased 34% from $13,331,000 for the 39 week period ended May 30, 1998 to $17,815,000 for the 13 week period ended May 29, 1999. Collaborative research, licenses, subscription fees and royalties increased 39% from $12,516,000 for the 39 week period ended May 30, 1998 to $17,350,000 for the 39 week period ended May 29, 1999. The increase in collaborative research, licenses, subscription fees and royalties was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Schering-Plough as well as increased subscription fees earned in fiscal 1999 under the Company's subscription agreements with Bayer, Bristol-Myers Squibb, Schering-Plough, Scriptgen and HMR to access the Company's proprietary PathoGenome(TM) database.

COST AND EXPENSES

     Total cost and expenses decreased 12% from $26,690,000 for the 39 week period ended May 30, 1998 to $23,596,000 for the 39 week period ended May 29, 1999. Research and development expense, which includes company-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators decreased by 12% from $22,561,000 for the 39 week period ended May 30, 1998 to $19,849,000 for the 39 week period ended May 29, 1999. The reduction in research and development expenses was primarily attributable to the Company's expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics. The reduction consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

INTEREST INCOME AND EXPENSE

     Interest income decreased 33% from $1,881,000 for the 39 week period ended May 30, 1998 to $1,254,000 for the 39 week period ended May 29, 1999 reflecting a decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund operations.

     Interest expense decreased by 7% from $846,000 for the 39 week period ended May 30, 1998 to $790,000 for the 39 week period ended May 29, 1999. The decrease in interest expense was attributable to the scheduled repayment of the Company's long-term obligations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

     As of May 29, 1999, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $29,275,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. At May 29, 1999, the Company had approximately $2,339,000 available under these arrangements for future borrowings. At May 29, 1999, the Company had an aggregate of approximately $11,057,000 outstanding under its borrowing arrangements which is repayable over the next 40 months, of which $4,214,000 is repayable within the next 12 months.

     The Company's operating activities used cash of approximately $5,270,000 and $435,000 for the 39 week period ended May 30, 1998 and May 29, 1999, respectively, to fund the Company's operating loss which was partially offset by increases in deferred revenue, interest receivable, and accrued liabilities.

     For the 39 week periods ending May 30, 1998 and May 29, 1999, the Company's investing activities provided cash of approximately $6,613,000 and $8,856,000, respectively, from the sale of marketable securities, partially offset by the purchases of equipment and leasehold improvements.

Capital expenditures, including property and equipment acquired under capital leases, totaled $1,744,000 for the 39 week period ended May 29, 1999 consisting primarily of laboratory, computer and office equipment. The Company currently estimates that it will acquire an additional $400,000 in capital equipment in fiscal 1999 consisting of primarily computer and laboratory equipment which it intends to finance under existing equipment financing arrangements.

     The Company's financing activities used cash of approximately $4,199,000 for the 39 week period ended May 29, 1999 primarily for payments of long-term obligations. Financing activities provided cash of approximately $1,991,000 for the 39 week period ended May 30, 1998 primarily from proceeds from long-term obligations, exercise of stock options, net of payments of long-term obligations.

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

     The Company believes that its existing capital resources are adequate to meet its cash requirements for at least eighteen months under its current rate of investment in research and development. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.

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

     The Company has performed an extensive inventory and initial testing of its electronic equipment, computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers, to identify which systems may be impacted by Year 2000. The Company formed a Y2K Task Force with coordinators from every department, which identified the Company's mission-critical systems. The Company has completed its assessment and developed a comprehensive compliance program, using internal and external resources to address Year 2000 issues. The compliance program incorporates best practices from such sources as the General Services Administration and the Government Accounting Office (see WWW.Y2K.GOV). The program includes an evaluation and testing of its internally developed operating systems and internally used financial and administration systems. The Company has begun testing its mission critical systems and plans to have all mission critical systems fully tested and in compliance by September 1999. Externally, the Company has solicited and continues to obtain compliance certificates from third-party software and equipment vendors as well as statements of readiness from major suppliers.

     At this time, given that the Company's internal financial, administrative, and scientific systems have been installed within the last few years and the internally developed software-based systems are not generally date sensitive, the Company does not expect the cost of addressing the Year 2000 Issue to have a material impact on the Company's business, results of operations or financial condition. The Company has incurred approximately $118,000 to date on the year 2000 initiative consisting of labor and outside contracting. The Company has not had to defer any other projects, and does not anticipate having to do so.

     If such modifications, conversions, and/or replacements are not completed in a timely manner, or if any of the Company's suppliers or collaborators do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's research and development efforts could be significantly interrupted resulting in delays in meeting its scientific obligations to existing collaborations, delays in progress of its internal drug discovery programs and, consequently, delays in attracting new collaborative partners. However, the Company expects cash inflow from its existing corporate partners to be unaffected by Year 2000 issues for at least the first two months of 2000 since the first quarterly research payments for 2000 will be made prior to the start of the year.

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

     After periodic reviews of its internal compliance efforts as well as the compliance efforts of third parties with which the Company does business, the Company will continue to modify as appropriate its contingency plans to address situations in which various systems of the Company, or of third parties are not yet Year 2000 compliant or who have become Year 2000 compliant. Contingency plans for each department will continue to be incorporated into a Company-wide contingency plan. Some departments already stockpile one month's supply of consumables, and the existing emergency power generator has a one-day fuel supply. If there are unidentified dependencies on systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially affected.

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



                            Genome Therapeutics Corp.


                             /s/ Philip V. Holberton

                             -----------------------

                               Philip V. Holberton
                          (Principal Financial Officer)

                               Date: July 12, 1999