Form 10-K405
period 1999-08-31
GENOME THERAPEUTICS CORP
filed 1999-11-24
CIK 356830

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

                   FOR THE FISCAL YEAR ENDED: AUGUST 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER: 0-10824

                           GENOME THERAPEUTICS CORP.
             (Exact name of registrant as specified in its charter)

                   MASSACHUSETTS                                        04-2297484
 (State or other jurisdiction of incorporation or          (IRS employer identification number)
                    organization)

     100 BEAVER STREET, WALTHAM, MASSACHUSETTS                             02453
     (Address of principal executive offices)                           (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 19, 1999 was approximately $65,061,842.

     The number of shares outstanding of the registrant's common stock as of November 19, 1999 was 19,264,408.

                      Documents Incorporated By Reference

     Portions of the registrant's proxy statement for use at its Annual Meeting to be held on February 28, 2000 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics-based drug target discovery -- the identification and functional characterization of genes associated with infectious and human diseases. The Company has over ten years of experience in genomic research. Having served as one of the initial research institutions under genome programs sponsored by the United States government, GTC has developed numerous techniques and tools that are widely used in the field of genomics. GTC's commercial strategy capitalizes on its pioneering work in genomics by applying its integrated platform technologies of high-throughput sequencing, bioinformatics, disease gene identification, and functional genomics to identify and validate novel drug targets. The two areas of scientific focus are the discovery and characterization of novel targets in (i) pathogens that are responsible for many serious diseases and (ii) human diseases. The Company believes that its genomic discoveries will lead to the development of novel therapeutics, vaccines, and diagnostic products by it and its strategic partners. The Company has several corporate collaborations in connection with its pathogen and human gene discovery programs.

SCIENTIFIC BACKGROUND

     A variety of factors cause human diseases, including genetic defects, pathogens and environmental factors, with many of the most common life threatening and chronic diseases believed to have a genetic component. Genes, which define the inherited characteristics of an organism, are found in all living cells (e.g., human, animal and pathogen). Each gene is responsible for a specific protein that performs a specific biological function in the body, such as the production of insulin. Genetic defects in humans, a defective gene, or absence of a critical gene may lead to overproduction, underproduction, improper function, or absence of a protein resulting in disease or an undesirable physical condition. Genetic defects can be inherited or can arise from environmental factors during the lifetime of an individual. Human diseases caused by pathogens may also have a genetic foundation in that specific genes in the pathogen are required for that organism to both infect and survive in the human host.

     The genetic content of an organism consists of DNA, a chemically complex material comprised of four different nucleotides (adenine, guanine, cytosine, and thymine) that are the building blocks of DNA. The sequence in which these nucleotides are linked together in a molecule of DNA determines the informational content of genes. The entire genetic content of an organism, including humans, is referred to as its genome.

     The human genome consists of 23 pairs of chromosomes. These chromosomes contain approximately 150,000 human genes distributed over approximately three billion nucleotides. Human genes are found in the chromosomes as coding regions of DNA ("exons") interrupted by non-coding regions of DNA ("introns"). The number of exons found in human genes can be quite large, as can be the distance between exons. The function of the majority of human genes is unknown. The DNA sequence of a human gene is transcribed into a messenger RNA molecule ("mRNA") which is subsequently processed to remove the introns. The mature mRNA molecule, containing only the sequences present in the exons is then translated into a protein product.

     Genomes of bacterial pathogens are significantly less complex than the human genome and generally consist of a single chromosome containing several thousand genes distributed over millions of nucleotides. The majority of DNA in bacterial pathogens typically is comprised of genes as uninterrupted DNA sequences. The number of chromosomes in fungal genomes varies from species to species. The structure of fungal genes may be organized as uninterrupted sequences or as coding regions ("introns") interrupted by non-coding regions ("exons") that must be processed to produce the mature mRNA.

     Proteins, expressed by genes, are the targets of most current drugs. Therefore, the identification of human disease genes and the protein product of these genes may lead to new therapeutics and diagnostic tests. In the case of diseases caused by pathogens, the identification of the biologically important genes of the pathogen may lead to the development of new drugs and vaccines to combat the pathogen. Moreover, because of the simpler nature of the genomes of pathogens relative to the human genome, efforts to identify and characterize pathogen genes may lead to product development candidates more quickly than human gene discovery efforts. The Company's integrated platform technologies currently are being used to discover validated drug targets.

  High-Throughput Sequencing

     Sequencing is the process of identifying genes through the determination of the order or sequence of nucleotides in DNA fragments. In recent years, high-throughput sequencing procedures have been developed that enable sequencing performance on a larger scale, with greater speed than was previously possible, higher quality, and lower cost.

     There are generally two ways of applying high-throughput sequencing to discover genes: random and targeted discovery. In random discovery, high-throughput sequencing is used to identify the genes in a genome without regard to the function of the genes. In targeted discovery, high-throughput sequencing is used to identify the genes in a specific chromosomal region or tissue after the cell tissue containing the same DNA has been identified in, or associated with, a specific disease.

     High-throughput sequencing offers a practical way of randomly identifying all of the genes in most pathogens because the genomes of such pathogens consist of relatively small numbers of uninterrupted gene sequences. In contrast, the human genome is very large with only small portions of the DNA containing genes that are present as interrupted DNA sequences. Publicly funded projects (in which the Company is a participant) are undertaking sequencing of the human genome using mapped, large insert Bacterial Artificial Chromosome (BAC) clones covering the entire genome. In addition to this approach, several groups are randomly discovering large numbers of human genes by sequencing expressed copies of genes that contain only exons, called cDNA, which they synthesize from mature mRNA.

     Targeted gene discovery by high-throughput sequencing of human DNA typically is applied as part of disease gene identification (described below) after a specific chromosomal region has been identified which is believed to contain a gene associated with the disease. In this targeted gene discovery technique, the entire chromosomal region is sequenced in an effort to identify, from all the genes present in that region, the one gene that is responsible for causing the specific disease.

     Another type of targeted gene discovery involves the use of high-throughput sequencing of cDNA to identify genes believed to cause or perpetuate a particular disease. In this procedure, which is referred to as "comparative gene expression", mRNA present in healthy and diseased tissues is converted into cDNA and then sequenced to identify the gene that are expressed in both healthy and diseased tissues. Comparing which genes are expressing or producing protein product, and at what level this expression is occurring in both the healthy and diseased tissue, identifies candidate genes responsible for causing or maintaining the disease.

  Disease Gene Identification

     Disease gene identification is the analysis of disease inheritance patterns to identify the genes responsible for causing human disease. The first step in this process is to identify individual families or genetically homogeneous populations in which the occurrence of a specific disease in these individuals is substantially higher than in the general population. Blood samples are collected from these individuals to provide DNA for use in identifying the region on a particular chromosome where the disease-causing gene is located. This process is referred to as "genetic linkage mapping".

     In genetic linkage mapping, DNA markers that detect variations between individuals are used to track the inheritance of the disease state. The position of these genetic markers on a chromosome, as detected by the DNA probes, constitutes a genetic linkage map of the chromosome. The chromosomal regions, which are initially examined, are those regions identified as containing genes that are likely candidates for causing or predisposing an individual to the disease. Because only a limited number of human genes have been mapped to date, genetic mapping is done genome-wide with a set of DNA probes that span the genome. By following the inheritance patterns of genetic markers and looking for the coinheritance of genetic markers and the disease, the gene responsible for causing or predisposing an individual to that disease can be located within a specific chromosomal region. Using additional DNA markers, the chromosomal region containing the targeted disease gene can be narrowed to a region.

     Next, libraries comprised of large DNA fragments are examined to find those fragments that contain pieces of DNA from the relevant chromosomal region. The aligning of these DNA fragments so that the resulting order represents how these DNA fragments are related to each other in the relevant chromosomal region is called physical mapping. The physical map of the relevant chromosomal region can then be used to identify the genes that are contained within the region. These genes can be identified in two ways. First, "direct selection" and "exon trapping" are used, whereby individual exons within this chromosomal region can be isolated and then used to obtain a complete copy of the gene from a cDNA library. Secondly, or in combination with the above tools, the DNA of the chromosomal region can be sequenced and, using special computer software, the exons contained within the chromosomal region can be predicted. This sequencing information then is used to search cDNA libraries for DNA fragments, which contain these presumed exons.

     Each gene identified through this process is a candidate for causing the disease. By determining the sequence of these genes in individuals with the disease and comparing it to the sequence of that gene from healthy individuals, the gene involved in the disease can be identified. The DNA sequence differences, which are found only in individuals who have inherited the disease, identify the gene that is believed to be responsible for causing the disease.

TECHNOLOGY PLATFORMS -- THE COMPANY

     The Company applies its technologies and expertise in high-throughput sequencing, disease gene identification, bioinformatics, and functional genomics for use in its gene discovery programs. In its pathogen programs, the Company uses its high-throughput sequencing capabilities to sequence pathogen genomes. In its human gene discovery programs, the Company combines its disease gene identification capabilities with its high-throughput sequencing capabilities to identify human genes associated with disease. Both the Company's pathogen and human genomics programs utilize substantial bioinformatics skills to identify genes, tentatively assign them a likely function, and select genes as targets for drug, vaccine and diagnostic development. The Company has fully developed its functional genomics and drug discovery skills, including drug discovery target identification and validation and high-throughput drug discovery assay development.

  High-Throughput Sequencing and Finishing

     GTC has an automated process using DNA sequencers and computers to sequence and analyze genes in its discovery research programs. Using its technology, the Company has randomly sequenced the genomes of several pathogens and various chromosomal regions of the human genome. GTC's current sequencing production capacity is approximately 6.5 million nucleotides of raw sequence daily. Improvements in overall quality, throughput, and cost have been implemented through introduction of proprietary and non-proprietary technologies into the sequencing process.

     Finishing is the last step of high-throughput sequencing. It is the final step to complete the genome once the high-throughput shotgun process has generated the majority of the sequence. Finishing is necessary because shotgun sequencing is a random process; the individual clones that are sequenced contain small randomly selected fragments of the complete genome. These fragments are assembled using sophisticated computer software that identifies overlapping regions of sequence and arranges the fragments into large contiguous sequence regions called "contigs". As more sequence is generated, the fragments assemble into larger contigs covering more of the genome. At an appropriate point in a sequencing project, the process moves from a random to a directed sequencing approach in order to specifically target and obtain sequence for the missing regions and, thereby, "finish" the genome sequence.

     The Company has developed a proprietary control process to assure a high-quality sequenced genome. Sequence quality is expressed in terms of the probability of error at any given base location in the sequence. The integrated computational and biochemical techniques used in the finishing process - when coupled with the sequence quality measurements generated by the high-throughput sequencing process - allow the Company to specify the required quality of the end-product sequence and then direct the process to achieve the desired quality level. The Company has developed a proprietary finishing platform that couples the computational and biochemical techniques utilized in finishing to provide the highest quality representation of the finished product.

     Finishing is also very important in the later stages of human gene discovery where the identification of disease-associated mutations requires gene sequences of much higher quality than in the early stages of gene identification. The quality of the sequence must be such as to allow the detection of two different nucleotides in a given position. The Company has a well-established sequence based mutation and variation detection program in place, which is essential for our gene discovery projects.

  Disease Gene Identification

     The Company has over 10 years of experience in various aspects of human disease gene identification, including expertise in statistical genetics. GTC was a pioneer in the use of genetic linkage mapping and developed numerous techniques and tools that are widely used in the disease gene identification field. GTC has considerable experience in identifying genetic markers for specific chromosomal regions. This ability is needed when additional genetic markers are required to narrow the size of the chromosomal region believed to contain the disease gene. The Company also has several libraries of large DNA fragments arranged in a format that facilitates the isolation of DNA fragments from a specific chromosomal region. These libraries are used to develop physical maps of chromosomal regions believed to contain disease genes. In addition, the Company uses other specialized tools to identify exons present in large DNA fragments. These tools identify and isolate genes present in chromosomal regions believed to contain disease genes.

  Bioinformatics

     Identifying and characterizing genes generates vast amounts of data that must be organized, managed, and analyzed for biological significance. Such data results from DNA sequencing, genetic linkage analysis, physical mapping, gene expression studies and other genomic technologies employed by the Company. The use of computers, software, and databases to track, process, store, retrieve and analyze data generated by genomic research is referred to as bioinformatics, and is a key capability of any participant in the field. Because of its early work in large-scale genetic linkage analysis, GTC was one of the first companies to develop a significant bioinformatics capability.

     The Company's efforts in bioinformatics are focused in four areas: 1) development and application of genomic data mining and visualization software to strengthen the gene and drug discovery programs at GTC; 2) integration and enhancement of laboratory automation systems for high-throughput genomic sequencing and analysis; 3) ongoing development and customer support for the PathoGenome(TM) database, and 4) support and improvement of the information infrastructure, including systems, networks and user support. The Company continues to expand its bioinformatics capabilities as it develops new tools and processes focused at discovery and validation of drug targets.

  Functional Genomics (Infectious Diseases) Target Identification and Validation

     After the genome of a pathogen has been sequenced, the Company uses its bioinformatics expertise together with the information in its proprietary and public databases to identify and locate the genes within the genome and assign features to the genes that help identify their likely function. Relying on these assigned features and using the criteria for the product to be developed (drug or vaccine; narrow or broad spectrum), the Company examines various pathogen sequences in its proprietary databases and in public databases. It then compares these sequences against mammalian sequences to select potential pathogen gene targets for drug or vaccine development.

     The criteria used for selecting gene targets against which small molecules (drugs) will be developed include such features as essentiality, uniqueness, and assayability. The gene should be essential for the survival of the organism. The gene or its protein product should have novel biochemistry or special characteristics to make it unique to the organism(s) against which the drug is to be active. In order to reduce possible side effects, such genes should be absent or have little homology to genes found in humans. The gene or its protein product should have general features that make it possible to construct high-throughput screening assays.

     If the objective is to develop protein or polypeptide vaccines, then the criteria used for selecting gene targets include such features as whether the protein product is likely to be secreted or found on the cell surface or in the membrane of the organism, or shows homology to a major antigen in other organisms.

     For small molecule targets, the transition from bioinformatics to functional genomics begins by demonstrating that the gene is essential for the viability or virulence of the organism. That is, the gene must be required for the survival of the organism on a culture plate (in vitro) or in an animal model (in vivo). To determine the essentiality of a gene, the Company has developed high-throughput techniques for directly or randomly inactivating (i.e. "knocking-out") specific genes within the genome of a pathogen.

  Assay Development

     After validation of targets for their biological relevance, the Company then develops screening assays for these targets. These assays include conventional biochemical assays in which the gene target is over-expressed in a recombinant host, and then the protein product is purified and used to develop a non-cellular, high-throughput assay. Assay systems for validated target genes with either no known function or no biochemical assay include cell-based assays or the development of surrogate ligand binding assays.

     For vaccine targets, functional genomics begins with the demonstration that the gene product is not subject to significant antigenic variation between strains or under different growth conditions. Gene targets are then over-expressed in a recombinant host, and the resulting protein product is purified for testing in an appropriate animal model.

  Functional Genomics (Human Diseases)

     In many cases, the protein products of a gene or genes causing a human disease are pharmaceutically not suitable as drug discovery targets. Therefore, new targets require identification based on a thorough understanding of the gene function, including interaction with other proteins and genes. The Company has developed and is continuing to improve its technologies to accelerate the functional analysis of important disease genes, including high-throughput signaling pathway analyses in mammalian and non-mammalian systems, gene knock-outs and transgenics. These technologies bridge the gap between gene discovery and drug discovery for validated targets. High-throughput drug discovery assay development skills complement this effort.

     Other multiple technology platforms support the Company's integrated approach to gene function and signal pathway analysis. These include:

  Rapid analysis of differential gene expression profiles

     GTC has a proprietary process to perform rapid analysis of differential gene expression profiles. Such analysis applies to identifying genes differentially expressed in normal vs. disease tissues or, using cellular model systems developed by the Company, identifying genes differentially expressed in response to conditional and controlled expression of specific disease genes.

  High-throughput protein-protein interaction screening

     GTC has a proprietary high-throughput process to identify critical protein interactions that is used to identify regulators of disease gene-encoded protein products and their downstream signaling mediators. The Company employs various in vitro and cell-based technologies to identify physiologically relevant and novel protein-protein interactions. These include yeast and mammalian cell-based screening assays. The Company's high-throughput DNA sequencing, automation, and bioinformatics capabilities provide critical support to the gene identification process, data analysis and management, and the development of signal pathway databases.

  Functional expression cloning and analysis

     GTC has high-throughput processes for cloning and analyzing molecules associated with and regulating specific metabolic pathways. This approach employs cell biological technology in the discovery and validation of drug discovery targets.

     The identification of novel molecules, regulating metabolic pathways, represents a critical step towards the selection of novel candidate targets. Validation of candidate targets result from multiple approaches, including antisense and gene "knock-out" technologies. High-throughput drug discovery assay development skills, already resident in the Company's pathogen programs, validate targets for the identification of novel therapeutic agents.

THE COMPANY -- BUSINESS OVERVIEW

     The Company's business strategy is to use its genomics and related proprietary technologies to identify and validate gene targets and, together with its partners, develop novel therapeutic, vaccine and diagnostic products. In order to achieve this objective, the Company forms exclusive and non-exclusive strategic collaborations with pharmaceutical and biotechnology companies that can provide both financial and scientific resources necessary for drug discovery and clinical development. The Company also packages and markets outputs from its genetic research. One such product is a non-exclusive genetic database, PathoGenome(TM), which provides subscribers with genetic information to identify gene targets for use in developing novel therapeutics. One of the Company's core strengths is its ability to sequence genomic data quickly and accurately. Therefore, it recently formed the GTC Sequencing Center to provide high quality genomic sequencing information to pharmaceutical companies, governmental agencies, and academic institutions.

     The Company is one of the primary researchers under genomic programs sponsored by the United States government. These programs serve to strengthen the Company's genomics technology base, increasing the number and enhancing the expertise of its scientific personnel. From January 1991 through August 1999, the United States government awarded the Company grants and contracts providing for aggregate payments over the contract terms of approximately $52 million. In October 1999, the National Human Genome Sequencing Network named the Company as a pilot center to the Mouse Genome Sequencing Network, thereby increasing the aggregated awards to approximately $65 million.

COMPANY PROGRAMS

     The Company conducts research to identify small molecules directed at microbial and fungal infections and human diseases. The Company considers several factors in determining whether to pursue new programs that include: 1) the projected commercial potential, 2) the effectiveness of current therapies and the status of competitive programs, 3) the likelihood of attracting a pharmaceutical or biotechnology company as a collaborator, and 4) anticipated development costs.

MICROBIAL AND FUNGAL INFECTIONS

     Over the past five years, a significant portion of GTC's resources have been devoted to sequencing the genomes of many disease-causing pathogens and fungi. The Company will continue to identify and characterize genes of these and other pathogens that it believes will provide new or improved therapeutic, vaccine or diagnostic products that represent a significant commercial opportunity. In particular, the Company will focus its efforts on pathogens, where the incidence of antibiotic resistance or other factors limit the use or efficacy of currently available therapies, thereby creating a need for new and novel antibiotics and vaccines.

     Antibiotics are the recognized standard therapy for bacterial and fungal infections. Each year, approximately 300 million prescriptions for antibiotics are written in the United States for such infections and approximately $8.5 billion was expended in the United States for oral and injectable antibiotics. The approximately 100 antibiotics in wide use in the United States today are primarily variations of a small number of original antibiotic compounds directed to a few bacterial targets. In the past decade, a growing number of infections have been caused by pathogens, which are becoming resistant to an increasing number of currently available antibiotics. The growing resistance to antibiotics is particularly problematic in the approximately 6,500 acute care hospitals in the United States in which approximately 2.1 million patients each year develop nosocomial (hospital acquired) infections. Examples of pathogens that have exhibited resistance to a number of current antibiotics include Staphylococcus aureus, Mycobacterium tuberculosis, Streptococcus pneumonia, and Enterococcus faecium and faecalis. To date, the modification of existing antibiotics has been the primary response of pharmaceutical companies to this resistance problem. However, in many cases, the pathogens that are the targets of these antibiotics have further mutated and thereby developed resistance even to the modified antibiotics. The Company believes that using genomic information to identify new pathogen targets will enable the development of novel antibiotics and vaccines that avoid existing resistance mechanisms.

     Helicobacter pylori

     H. pylori is the pathogen believed responsible for 90% of duodenal peptic ulcers, the most common type of ulcer, and approximately 80% of gastric peptic ulcers. Peptic ulcer disease is a chronic inflammatory condition of the stomach and duodenum. Although frequently asymptomatic, all persons infected by H. pylori have chronic gastric inflammation (gastritis). The Company estimates that approximately 4.5 million people suffer from active peptic ulcers each year and there are approximately 500,000 new cases diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States for peptic ulcer disease. Serious complications occur in approximately one-third of these cases, including intestinal obstruction, upper gastrointestinal hemorrhage and perforation. Further, each year over 6,000 deaths in the United States are caused directly by ulcer disease, and peptic ulcers are a contributing factor in an additional 11,000 deaths. Approximately 10% of the population in the United States will develop peptic ulcer disease during their lifetimes. Studies have also linked H. pylori with the development of certain stomach cancers and coronary heart disease.

     The most common medications for treating peptic ulcers are anti-secretory drugs, such as H2 antagonists (e.g., Tagamet(R) and Zantac(R)), and proton pump inhibitors (e.g., Prilosec(R)). Although anti-secretory drugs reduce ulcer symptoms by inhibiting gastric acid secretion, they do not eradicate the H. pylori,which is the primary cause of the disease. Industry sources estimate the market for such drugs to treat ulcers exceeds $10 billion worldwide. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of
H. pylori and involves the administration of antibiotics, often in combination with bismuth or anti-secretory drugs. The most effective current antibiotic treatments are complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

     Using its sequencing technology, the Company completed the random sequencing of the genome of a clinical isolate of H. pylori. Under its agreement with Astra, the Company has identified genes critical to the survival of H. pylori and proteins on the surface of the bacterium that are believed to be likely targets for therapeutic products and vaccines, respectively. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations")

     Staphylococcus aureus

     Staphylococcus aureus is the most common cause of skin, wound and blood infections. S. aureus infections are typically treated with antibiotics. The percentage of S. aureus strains isolated from infected patients (isolates) resistant to penicillin, methicillin, and certain other antibiotics has risen in recent decades. Today, industry reports indicate that 11% of S. aureus infections in the U.S. exhibit resistance to methicillin. Moreover, clinical isolates of S. aureus exist that are resistant to all known antibiotics other than vancomycin. Vancomycin resistance has appeared in Enterococcus, which has raised the possibility that such resistance may be transferred to S. aureus as has been demonstrated to occur in the laboratory. Vancomycin resistance in S. aureus would make such strains untreatable and cases have already been identified in Japan and in the U.S. Using its high-throughput sequencing capabilities, the Company has sequenced the genome of a clinical isolate of methicillin-resistant S. aureus. Under its agreement with Schering-Plough, the Company has used the sequence of S. aureus to identify and validate gene targets for the development of new small molecules to treat S. aureus and other bacterial infections of pathogens that have become resistant to current antibiotics. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations")

     Fungal infections

     According to the Centers for Disease Control's National Nosocomial Surveillance System, the rate of hospital-associated fungal infections nearly doubled in the latest reported period. Most of this increase was the result of opportunistic infections in the growing number of people with compromised immune systems. Such infections are mainly seen in patients infected with HIV or having AIDS; are receiving chemotherapy; having undergone transplants; having debilitating diseases or severe injuries; having been hospitalized long-term or treated long-term with corticosteroids or antibacterial drugs. Currently, there are a limited number of anti-fungals available for use in such infections and the products currently on the market have serious side effects. In addition, resistance to these agents is increasing. Under its agreement with Schering-Plough, the Company is using its experience and high-throughput sequencing capabilities with genomic tools to identify new, validated fungal targets and to create assays for the development of new small molecules to treat these fungal pathogens. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations")

HUMAN GENETIC DISEASES

     In the human disease area, the Company is building on its many years of experience and knowledge in disease gene identification, genotyping, high-throughput sequencing and bioinformatics capabilities by obtaining exclusive rights to collections of DNA samples from relevant family resources in order to map, identify and characterize genes responsible for selected human diseases. It currently has focused programs in Asthma and Osteoporosis.

     Asthma

     Asthma is a significant health problem that affects approximately 5% of the U.S. population. Both twin and family studies suggest a strong genetic component in the etiology of the disease. Despite a clear genetic contribution to the disease, no consistent mode of inheritance has been observed, suggesting that multiple genetic factors as well as environmental influences play a role in the disease. The Company, in collaboration with Schering-Plough, has a research program to use disease gene identification strategies to identify genes involved in the etiology of asthma. Newly identified asthma genes will facilitate the development of superior diagnostics and novel therapeutic agents. This program is being conducted in collaboration with a leading academic asthma research center, which provides access to appropriate family resources and clinical insight to asthma pathophysiology. (See "Collaborative Agreements -- Pharmaceutical Company Collaborations")

     Osteoporosis

     Osteoporosis is a major health problem that affects roughly 50% of post-menopausal women and nearly 25% of elderly men. In the U.S. alone, there are more than 1.3 million bone fractures per year due to osteoporosis. As defined by low bone mineral density, both twin and family studies suggest a strong genetic component to the disease. The Company has conducted research to identify genes involved in the etiology of osteoporosis. Given the complex nature of this disorder, and the lack of information about biochemical defects involved, the Company's multi-faceted approach consists of genetic and comparative gene expression strategies to identify osteoporosis genes. The Company believes the identification of genes regulating bone density and disease progression will significantly influence the development of diagnostic tests and the discovery of novel therapeutic agents. The genetics program is in collaboration with Creighton University, a leading academic bone research center, which provides access to appropriate family resources and clinical insight and osteoporosis pathophysiology.

PHARMACOGENOMICS

     The Company has developed a platform that uses its existing sequencing capabilities to detect genetic variation affecting individual drug response in diverse populations. These proprietary techniques provide GTC with the ability to meet the current needs of the pharmaceutical industry for identifying ideal targets for drug intervention, selecting the best leads for drug development and accurately predicting response to treatment in various sub-populations. This effort is best described as effectively using genetics to accelerate drug discovery and development in a cost-efficient manner.

COLLABORATIVE AGREEMENTS

     The most significant aspect of the Company's commercialization strategy is to pursue research collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products resulting from the Company's genomic discoveries. The Company also seeks government grants and contracts related to its technology and research objectives, specifically focusing on its gene sequencing capability.

PHARMACEUTICAL COMPANY COLLABORATIONS

     The Company seeks strategic collaborations with pharmaceutical and biotechnology companies for the development and commercialization of products based on the Company's genomic discoveries. This strategy provides the Company access to the scientific and product development expertise of its partners and permits the Company to benefit financially from the commercialization of products based on the Company's gene discoveries, without incurring the substantial costs required for pharmaceutical product development and commercialization. The Company generally expects to license (either exclusively or non-exclusively) to its partners most rights to therapeutic products and vaccines and, depending upon the gene, diagnostic products that may be developed by a collaborator from the particular genetic information licensed from the Company. In exchange, the Company receives a combination of up-front license fees, research funding, milestone payments, and royalty payments on product sales. Through September 1999, the Company has entered into five research collaborations, four of which relate to pathogens and one of which relates to asthma genetics. The first pathogen collaboration is with AstraZeneca PLC ("Astra"), formerly Astra Hassle AB, or the development of therapeutic, diagnostic and vaccine products effective against gastrointestinal infections and other diseases caused by H. pylori. Two other pathogen collaborations are with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") and provide for the use by Schering-Plough of the genomic sequence of S. aureus and two fungal pathogens, Candida albicans and Aspergillus fumigatus, to identify new gene targets for the development of antibiotics and vaccines effective against drug resistant infectious organisms. The Company has a third collaboration with Schering-Plough to identify genes and associated proteins for Schering-Plough's use in developing new pharmaceuticals for asthma. The final collaboration is with bioMerieux, a strategic alliance to develop, manufacture, and sell in vitro pathogen diagnostic products for human clinical and industrial applications.

     ASTRA (H. Pylori)

     In 1995, the Company entered into a collaboration agreement with Astra to develop pharmaceutical, vaccine, and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's expertise working with H. pylori. The agreement provided for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database, with the objective of identifying therapeutic and vaccine targets and developing appropriate biological assays. In August 1999, GTC's portion of the research collaboration concluded and the program transitioned into Astra's pipeline. The research collaboration resulted in the identification and validation of a number of undisclosed targets by GTC. These targets, as well as screening assays, were delivered to Astra for high-throughput drug candidate screening. The Company is entitled to future milestone payments and royalties based upon successful development of any products arising from the research collaboration.

     Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to approximately $23 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received approximately $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through August 31, 1999. For the Company's fiscal years ended August 31, 1997, 1998 and 1999, revenue recognized by the Company under its agreement with Astra accounted for approximately 17%, 9% and 4%, respectively, of the Company's total revenue.

     The Company is also entitled to receive royalties on Astra's sale of any products (i) protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement, or (ii) resulting from the discovery enabled by the genomic database licensed to Astra. GTC has the right, under certain circumstances, to convert Astra's exclusive license to a nonexclusive license in the event Astra is not actively pursuing commercialization of the licensed technology.

     Schering-Plough (S. aureus)

     In 1995, the Company entered into a collaboration and license agreement with Schering-Plough providing for the use by Schering-Plough of the genomic sequence of S. aureus to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary S. aureus genomic sequence database. The Company also granted Schering-Plough a non-exclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays for use by Schering-Plough in screening natural product and compound libraries for the purpose of identifying antibiotics with new mechanisms of action. Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum two and a half years with options to extend. In March 1998, Schering-Plough elected to extend the research program through March 31, 2000. Under the agreement, Schering-Plough agreed to pay the Company a minimum of $18.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough has agreed to pay the Company up to an additional $24 million in milestone payments.

     The company has achieved all of the scientific milestones scheduled to date under this agreement. Several undisclosed novel targets, identified and validated by GTC, and screening assays have been delivered to Schering-Plough for high-throughput drug candidate screening. The Company has received approximately $17.6 million in up-front license fee, research funding, and milestone payments through August 31, 1999. For the Company's fiscal years ended August 31, 1997, 1998 and 1999, revenue recognized by the Company under this agreement with Schering-Plough accounted for approximately 20%, 18% and 10%, respectively, of the Company's total revenue.

     The agreement grants Schering-Plough exclusive worldwide rights to make use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and the technology developed during the course of the research program. GTC also granted Schering-Plough a right of first negotiation if, during the term of the research plan, GTC desires to enter into a collaboration with a third party with respect to the development or sale of any compounds which are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed by the Company. Subject to certain limitations, GTC retains the rights to make, use, and sell diagnostic products developed utilizing the Company's genomic database licensed to Schering-Plough or the technology developed during the course of the research program.

     Schering-Plough (Asthma)

     In 1996, the Company established its second research collaboration and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new therapeutics for treating asthma. As part of the agreement, the Company will employ its high-throughput disease gene identification, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals. Under this agreement, the Company granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products that may result from this collaboration. GTC retains the rights to diagnostic products.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based upon sales of therapeutic products developed from this collaboration. If the Company meets all the milestones, total payments to the Company will be approximately $68 million, excluding royalties.

     The Company has achieved all the scientific milestones scheduled to date under this agreement. In September 1998, Schering-Plough authorized an acceleration of the program resulting in a significant increase in funded research for 1999. Of the total potential payments, approximately $23.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development objectives. The company received approximately $21.7 million in up-front license fee, research funding, and expense allowances through August 31, 1999. For the Company's fiscal years ended August 31, 1997, 1998 and 1999, revenue recognized under this agreement with Schering-Plough accounted for approximately 28%, 37% and 41%, respectively, of the Company's total revenue.

     Schering-Plough (Fungal)

     In September 1997, the Company established its third research collaboration and license agreement with Schering-Plough for use of genomics to discover and develop new pharmaceutical products to treat fungal infection(s). Under the agreement, the Company will utilize its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomics information developed in the collaboration related to two fungal pathogens, Candida albicans, and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use, and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program for a minimum of two and a half years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $34 million, excluding royalties. The Company received approximately $7.5 million in research funding and milestone payments through August 31, 1999. For the Company's fiscal year ended August 31, 1999, revenue recognized under this agreement with Schering-Plough accounted for approximately 13% and 20%, respectively, of the Company's total revenue.

     bioMerieux -- Infectious Disease Diagnostics

     In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostics for human clinical and industrial applications. Under this collaboration, bioMerieux will fund research for four years. The Company will receive future milestone payments and royalties based upon successful commercialization of diagnostic products.

BIOTECHNOLOGY COMPANY COLLABORATION

     In order to maximize the commercial utilization of novel drug discovery targets derived from GTC's genomics approach, the Company's pharmaceutical company alliance strategy is being complemented with internal drug discovery programs. This internal drug discovery effort focuses in both pathogen and human genetics. The non-exclusive marketing strategy of the PathoGenome(TM) database allows GTC to choose its own drug discovery targets from the database. The Company's internal programs include drug discovery target validation through gene knockouts, protein expression and purification, development of high-throughput assays, and -- via external collaborations -- lead compound identification and lead optimization. In human genetics, the Company is using its genomic tools to identify selected novel molecular targets, which are useful in drug discovery. As of August 1999, the Company has one drug discovery partnership, which relates to infectious diseases.

     The Company has a collaboration with ArQule, Inc. to screen the Company's unique bacterial and fungal disease targets against ArQule's proprietary chemical libraries to identify and optimize small molecule anti-infectives. At of the end of the fiscal year, there were several validated targets in high-throughput screening under this collaboration.

DATABASE PRODUCT

     In 1997, the Company introduced to the market a database titled PathoGenome(TM), consisting of genetic information from over thirty microbial organisms. This database is available through non-exclusive subscriptions to pharmaceutical and other drug discovery companies. It is one of the most comprehensive commercial sources of microbial genomic information available. It provides subscribers with a large volume of highly organized and functionally annotated sequence information related to some of the most medically important microbial organisms and fungi. The design of the non-exclusive database is for use at the client site using proprietary bioinformatics software developed at Genome Therapeutics. It offers a user-friendly graphic interface and enables researchers to search for new genes among multiple pathogens and cross-referenced genomic information for the development of new anti-infective products. As of October 1999, the Company had six customer subscriptions to the PathoGenome(TM) database. These are Bayer AG (original subscription expired), bioMerieux, Bristol-Myers Squibb, Hoechst Marion Roussel, Schering-Plough, and Scriptgen Pharmaceuticals. For all subscriptions, the Company may receive royalties from future product sales, if developed resulting from information provided by the database.

GOVERNMENT GRANTS AND CONTRACTS

     Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government pursuant to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation projects and disease gene identification projects. These programs strengthened the Company's genomics technology base and increased the number and enhanced the expertise of its scientific personnel.

     Under these research contracts, the government has ownership rights to the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other inventions developed solely by the Company under the contracts. The government also retains certain rights, described below under the caption "Patents and Proprietary Technology", to the inventions first reduced to practice by the Company under the government grants and contracts.

     In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full-scale effort to sequence the human genome. The Company will receive funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period of which $5 million is guaranteed for the initial twelve months. In October 1999, subsequent to year end, the Company was named as one of the pilot centers in the Mouse Genome Sequencing Network. The Company will participate in deciphering the genetic makeup of the mouse. The Company will receive funding from the NHGRI of up to $12.9 million over a three-year period of which $2.4 million is guaranteed the initial seven months. As of October 1999, the Company had approximately $28.1 million of government research grants and contracts outstanding under which services were not yet performed. These grants and contracts call for services to be performed over the next 35 months. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by the Company of certain scientific milestones. Funding may be discontinued or reduced at any time.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's commercial success ultimately depends, in part, on its ability to obtain patent protection on methods, technologies, genes, proteins encoded by genes, patentable human Single Nucleotide Polymorphism (SNPs) or products based on genes or proprietary gene technology, discovered by it. The current criteria for obtaining patent protection for partially sequenced genes and for genes are unclear. The Company's current strategy is to apply for patent protection upon the identification of a novel gene or novel gene fragment and pursue claims to these gene sequences as well as equivalent sequences, such as substantially homologous or orthologous sequences. If at the time of filing a patent application the biological function of a gene or gene fragment has not been characterized, the Company supplements such patent filing as soon as additional biological function information of such gene or gene fragment becomes available. However, there can be no assurance that the Company will be able to obtain patent protection on such genes or gene fragments, proteins, or SNPs and even if such patents are issued, the scope of the coverage or protection provided by any such patents is uncertain. In addition, there can be no assurance that any patents, if issued, will provide protection against any competitors, will provide the Company with competitive advantages, will provide protection for any therapeutic, vaccine or diagnostic products based on the Company's gene discoveries or will not be successfully challenged by others. Furthermore, others may have filed patent applications that have yet to be published or issued covering genes or protein sequences similar or identical to the Company's. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company or that any patent applications filed by the Company will result in issued patents.

     There have been, and continue to be, intensive discussions on the scope of patent protection for both gene fragments, SNPs, and full-length genes. In 1996, the U.S. PTO issued guidelines limiting the number of nucleic acid sequences that can be examined in a single application. This requires the Company to assess continually its patent applications to determine those that it can support for prosecution. In addition, the U.S. Courts continue to redefine and narrow the scope of the claims to genes, gene fragments, and proteins that are enforceable. There can be no assurance that there will not be changes in, or interpretations of the patent laws, which will adversely affect the Company's patent position.

     The PTO also issued new Utility Guidelines that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, the guidelines have been in effect for only a short period of time and there can be no assurance that the PTO's interpretations of such guidelines, and any changes to such interpretations will not delay or adversely affect the Company's or its collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

     The Company has filed patent applications and will continue to do so with respect to a number of full-length genes and corresponding proteins and partial genes resulting from its pathogens program. The Company with its collaborators files foreign counterparts of these U.S. applications within the appropriate time frames. These applications seek to protect these full length and partial gene sequences and corresponding proteins, as well as equivalent sequences, such as substantially homologous or orthologous sequences, and products derived therefrom and uses therefore. These applications also identify possible biological functions for the genes and gene fragments based, in part, on a comparison to genes or gene fragments included in public databases but do not contain any laboratory or clinical data with respect to such biological functions.

     The Company is free to apply for patents on the results of its research conducted with government funds. Under the government grants, the Company has, subject to certain rights of the government described below, exclusive ownership rights to any commercial applications of inventions first reduced to practice under the grants, including all gene discoveries and technology improvements created or discovered. The Company is under obligation, under certain of the government grants, to submit sequencing data resulting from the research to public databases within 24 hours from the date such data and materials are generated. However, it is restricted from applying for blanket patents on large numbers of human or mouse genes. Under the Company's government grants and contracts, the government has a statutory right to practice or have practiced, and, under certain circumstances (including inaction on the part of the Company or its licensees to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the Company or its licensees), to grant to other parties licenses under any inventions first reduced to practice under the government grants and contracts. In addition, under the Company's government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material furnished to the Company by the government, and the Company has ownership rights in other technology developed solely by the Company under the contracts.

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

     Competitors of the Company include pharmaceutical and biotechnology companies both in the United States and abroad. In addition, significant research to identify and sequence genes is being conducted by universities, other non-profit research institutions and United States and foreign government-sponsored entities. A number of commercial, scientific and governmental entities are attempting to sequence human genes and the genomes of other organisms. Other entities are utilizing positional cloning to identify and characterize human disease genes. Certain of the Company's competitors' human gene programs are more advanced than the Company's and any one of these companies or other entities may discover and establish a competitive advantage in one or more pathogen development programs which the Company has commenced. The Company also faces competition in its human gene discovery programs in gaining access to family DNA samples for use in disease gene identification.

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

     Many of the Company's competitors have greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying or sequencing genes or developing products earlier than the Company or its collaborators, obtaining authorization from the FDA for such products more rapidly than the Company or its collaborators or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases targeted by the Company. There can be no assurance that products developed by others will not render the products, which the Company or its collaborators may seek to develop, obsolete or uneconomical or will result in diagnoses, treatments or cures superior to any products developed by the Company or its collaborators, or that any product developed by the Company or its strategic collaboration partners will be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing, and marketing of any products, which may be developed by the Company or its collaborators. The nature and the extent to which such regulation may apply to the Company or its collaborators will vary depending on the nature of any such products. Virtually all of the Company's or its collaborators' pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

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

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals, and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

MANUFACTURING AND MARKETING

     The Company does not generally expect to directly manufacture or market pharmaceutical products in the near term. However, the Company, in the future, may consider taking such actions if it believes they are appropriate under the circumstances. The Company has no recent experience in developing pharmaceutical products or in manufacturing or marketing pharmaceutical products. The Company may not have the resources to develop or manufacture or market by itself any products based on genes identified by it. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will need to hire and train significant additional personnel and will need to comply with the extensive "good manufacturing practice" regulations applicable to such a facility. In addition, if any products produced at the Company's facilities were regulated as biologics, the Company will need to file and obtain approval of an ELA for its facilities.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software applications are designed to accept only two digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. Therefore, computer systems and software applications used by many companies may need to be upgraded to comply with the year 2000 requirements. Significant uncertainty exists concerning the potential effects of failure to comply with such requirements.

     The Company has a Y2K Task Force, using both internal and external resources, to develop a comprehensive compliance program that will identify potential issues, costs, and solutions to address Year 2000 concerns. The compliance program incorporates best practices from such sources as the General Services Administration and the Government Accounting Office (www.y2k.gov). The comprehensive program includes an extensive inventory and assessment of its electronic equipment, computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers. The program includes identifying and testing of all mission critical systems, as well as developing contingency plans for critical aspects of the Company's systems and operations to address problems that may arise despite our Year 2000 compliance effort.

     To date, the Company has completed an extensive inventory and assessment of its electronic equipment, computer systems, software applications, and bioinformatics applications. The Company has identified and completed testing of all mission critical systems. All mission critical systems not found compliant were repaired, modified, or replaced. For vendors, the Company solicited and continues to obtain compliance certificates for third-party software and equipment as well as statements of readiness from its major suppliers.

     The Company has developed contingency plans for critical aspects for its systems and operations to address problems that may arise despite our Year 2000 compliance efforts. The Company is currently conducting periodic reviews of its internal compliance efforts as well as the compliance efforts of third parties with which the Company does business. The Company will continue to modify as appropriate its contingency plans to address situations in which further systems of the Company, or of third parties are not yet Year 2000 compliant or who have become Year 2000 compliant.

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

HUMAN RESOURCES

     As of October 31, 1999, the Company had 163 full-time equivalent employees, of whom 143 were engaged in research and development activities, and 20 in general and administrative functions. Thirty-eight of the Company's employees hold Ph.D. degrees and 49 others hold other advanced degrees.

     None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACILITIES

     The Company's executive offices and laboratories are located at 100 Beaver Street, Waltham Massachusetts, where the Company has leased approximately 80,000 square feet of space expiring November 15, 2006 with options to extend for two consecutive five-year periods.

     During fiscal 1999, the Company incurred aggregate rental costs, excluding maintenance, taxes and utilities, for all facilities of approximately $899,000.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market System (ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter of the Company during 1999 and 1998 as furnished by the National Association of Securities Dealers Quotation System.

                                                                 1999         1998
                                                              ----------    ---------
                                                              HIGH  LOW     HIGH  LOW
                                                              ----  ----    ----  ---
First Quarter...............................................  3 7/8  1 3/4   9 7/8 7 1/4
Second Quarter..............................................  3 7/8  2 1/8   9     6
Third Quarter...............................................  4 5/16 3       9 1/2 6 1/2
Fourth Quarter..............................................  4 3/4  2 21/32 6 3/4 2 1/8

     As of November 10, 1999, there were approximately 1,219 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                    FOR THE YEAR ENDED AUGUST 31,
                                ---------------------------------------------------------------------
                                   1995          1996           1997           1998          1999
                                -----------   -----------   ------------   ------------   -----------
Revenues:
  Contract research, licenses,
     subscription fees........  $10,884,900   $19,344,117   $ 16,005,614   $ 19,196,558   $23,992,047
  Royalties...................       90,541       127,112        647,150         20,574        26,118
                                -----------   -----------   ------------   ------------   -----------
  Total.......................  $10,975,441   $19,471,229   $ 16,652,764   $ 19,217,132   $24,018,165
Net income (loss).............  $   585,204   $ 1,920,710   $(11,302,391)  $(15,813,383)  $(6,328,095)
Net income (loss) per common
  share.......................  $      0.05   $      0.11   $      (0.64)  $      (0.87)  $     (0.34)
Weighted average common and
  common equivalent shares....   12,961,734    18,129,794     17,617,614     18,212,365    18,382,707

                                                                                     AS OF AUGUST 31,
                                ---------------------------------------------------------------------

Cash, cash equivalents,
  restricted cash and long and
  short-term marketable
  securities..................  $ 9,011,247   $53,768,562   $ 47,843,597   $ 34,177,269   $25,062,392
Working capital...............    5,498,782    25,904,641     35,708,618     20,823,316    15,641,304
Total assets..................   11,528,674    63,279,017     60,688,379     51,464,691    39,484,997
Shareholders' equity..........    7,238,503    54,312,758     43,946,197     29,247,800    23,411,092

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Genome Therapeutics Corp. ("GTC" or the "Company") is a leader in the field of genomics-based drug target discovery -- the identification and functional characterization of genes associated with infectious and human diseases. The Company has over ten years of experience in genomic research. Having served as one of the initial research institutions under genome programs sponsored by the United States government, GTC has developed numerous techniques and tools that are widely used in the field of genomics. GTC's commercial strategy capitalizes on its pioneering work in genomics by applying its integrated platform technologies of high-throughput sequencing, bioinformatics, disease gene identification, and functional genomics to identify and validate novel drug targets. The two areas of scientific focus are the discovery and characterization of novel targets in (i) pathogens that are responsible for many serious diseases and (ii) human diseases. The Company believes that its genomic discoveries will lead to the development of novel therapeutics, vaccines, and diagnostic products by it and its strategic partners. The Company has several corporate collaborations in connection with its infectious disease and human disease gene discovery programs.

     The Company does not anticipate revenues on a sustained basis until such time that therapeutic, vaccine and diagnostic products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies accessing drug discovery and clinical development capabilities that currently do not exist at the Company. In the pharmaceutical alliances, the Company generates revenues from license fees, sponsored research and milestone payments during the term of the collaboration. Once a product resulting from the research collaboration is commercialized, the Company is entitled to receive royalty payments based upon product revenues. Additionally, the Company sells non-exclusive licenses to access its proprietary PathoGenome(TM) database. The sale of this database generates subscription revenue over the term of the subscription with the potential for royalty payments to the Company from future product sales. The expectations of these collaborations are to result in the discovery and commercialization of novel therapeutics, vaccines, and diagnostics. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years. Additionally, the Company sells, as a contract service business, its core competency in providing high quality genomic sequencing information to pharmaceutical companies, governmental agencies, and academic institutions.

     The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's PathoGenome(TM) database and government research grants and contracts. As of October 1999, the Company had five collaborative research agreements and sold six subscriptions to its PathoGenome(TM) database. The Company entered into a corporate collaboration with AstraZeneca PLC, formerly Astra Hassle AB, ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. In August 1999, the Company's portion of the research collaboration concluded and the program transitioned into Astra's pipeline. The Company is entitled to receive additional milestone payments and royalties based upon the development by Astra of any products from the research collaboration. The Company entered into a corporate collaboration with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's S. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company established its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections. In September 1999, after the end of the fiscal year, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostic products for human clinical and industrial applications. As part of the collaboration, bioMerieux had purchased a subscription to the Company's PathoGenome(TM) database and made an equity investment.

     In May 1997, the Company introduced its proprietary PathoGenome(TM) database and sold its first subscription. Since that date, the Company has sold five additional subscriptions. Under these agreements, the subscribers will receive a non-exclusive license to access the Company's PathoGenome(TM) database and associated information relating to microbial organisms.

     Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government related to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen the Company's genomics technology base, increase the number, and enhance the expertise of its scientific personnel. In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full-scale effort to sequence the human genome. The Company will receive funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period of which $5 million is guaranteed over the initial twelve months. In October 1999, the Company was named as one of the pilot centers in the Mouse Genome Sequencing Network. The Company will participate in deciphering the genetic makeup of the mouse. The Company will receive funding from the NHGRI of up to $12.9 million over a three-year period of which $2.4 million is guaranteed over the initial seven months. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by the Company of certain scientific milestones.

     The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $66,697,000 at August 31, 1999. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, healthcare reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

  Revenue

     Total revenues increased 25% from $19,217,000 in fiscal 1998 to $24,018,000 in fiscal 1999 and increased 15% from $16,653,000 in fiscal 1997 to $19,217,000 in fiscal 1998. Contract research, licenses and subscription fees increased 25% from $19,197,000 in fiscal 1998 to $23,992,000 in fiscal 1999 and increased 20% from $16,006,000 in fiscal 1997 to $19,197,000 in fiscal 1998. The increase in contract research, licenses and subscription fees in both fiscal year 1999 and 1998 was primarily attributable to increased revenue recognized under the Company's collaborative research agreements with Schering-Plough, as well as increased subscription fees earned under the Company's subscription agreements to the PathoGenome(TM) database.

     The Company had royalty revenue of $647,000, $21,000 and $26,000 in fiscal 1997, 1998 and 1999, respectively. The royalty revenue in fiscal 1997 was derived from the Company's rennin patent, which was assigned to Pfizer, Inc. for $671,000 in October 1996. No further royalties will be received under this patent.

  Costs and Expenses

     Total costs and expenses decreased 15% from $36,270,000 in fiscal 1998 to $30,979,000 in fiscal 1999 and increased 20% from $30,290,000 in fiscal 1997 to $36,270,000 in fiscal 1998. Research and development expense, which includes GTC-sponsored research and development and research funded pursuant to arrangements with the Company's corporate collaborators and U.S. Government, decreased 17% from $31,977,000 in fiscal 1998 to $26,700,000 in fiscal 1999. The reduction in research and development expenses was primarily attributable to the Company's expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics. The decrease from fiscal 1998 to fiscal 1999 consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses. Research and development expenses increased 21% from $26,524,000 in fiscal 1997 to $31,977,000 in fiscal 1998 due primarily to increases in both personnel and laboratory expenses associated with the Company's expansion of its microbial genetics, human gene discovery and functional genomics research programs, as described above.

     Selling, general and administrative expenses decreased slightly from $4,292,000 in fiscal 1998 to $4,279,000 in fiscal 1999 and increased 14% from $3,766,000 in fiscal 1997 to $4,292,000 in fiscal 1998. The increase in selling, general and administrative expenses from fiscal 1997 to fiscal 1998 was primarily due to increases in payroll and related expenses.

  Interest Income and Expense

     Interest income decreased 34% from $2,387,000 in fiscal 1998 to $1,587,000 in fiscal 1999 and decreased 20% from $2,966,000 in fiscal 1997 to $2,387,000 in fiscal 1998. The decrease in interest income in both fiscal 1999 and 1998 was due to the decrease in funds available for investment as a result of cash being utilized to fund the Company's operations.

     Interest expense decreased 17% from $1,147,000 in fiscal 1998 to $954,000 in fiscal 1999 due to the decrease in the Company's outstanding balances under long-term obligations. Interest expense increased 82% from $631,000 in fiscal 1997 to $1,147,000 in fiscal 1998 due to an increase in the Company's outstanding balance under its capital financing arrangements. The increase was due to the consolidation of its operations into its Beaver Street facility.

  Liquidity and Capital Resources

     The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

     The Company received payments of $19,705,000 and $21,255,000 in fiscal 1998 and 1999, respectively, from its collaborative partners consisting of sponsored research funding, subscription fees, milestone payments and expense reimbursement, all of which are included in research funding. In fiscal 1997, the Company received payments of $13,496,000 from its collaborative partners consisting of an up-front license fee, sponsored research funding, subscription fee, milestone payments and expense reimbursement, all of which are included in research funding.

     As of August 31, 1999, the Company had cash, cash equivalents, restricted cash and short-term marketable securities of approximately $25,062,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. The Company has an aggregate of approximately $9,860,000 outstanding under its borrowing arrangement at August 31, 1999, which is repayable over the three-year period ending June 2002. At August 31, 1999, the Company had approximately $2,325,000 available under these arrangements for future borrowings.

     The Company's operating activities used cash of approximately $3,184,000, $9,279,000 and $4,757,00 in fiscal 1999, 1998 and 1997, respectively. The
Company primarily used cash during each period to fund the Company's operations.

     The Company's investing activities provided cash of approximately $10,241,000, $10,898,000 and $2,257,000 in fiscal 1999, 1998 and 1997, respectively, through the conversion of its marketable securities to cash and cash equivalents, partially offset by the purchase of equipment and additions to leasehold improvements. In addition to these purchases, the Company financed $1,348,000, $3,573,000 and $5,843,000 of other property and equipment in fiscal 1999, 1998 and 1997, respectively, under equipment financing arrangements.

     Capital expenditures totaled $2,182,000 during fiscal 1999 consisting of leasehold improvements and purchases of laboratory, computer, and office equipment. The Company utilized existing capital lease and equipment financing arrangements to finance the majority of these capital expenditures. The Company currently estimates that it will acquire approximately $3,500,000 in capital equipment in fiscal 2000 consisting of primarily computer and laboratory equipment, which it intends to finance under existing and new equipment financing arrangements, yet to be negotiated. The Company is currently in discussions with several potential sources of equipment financing.

     Financing activities used cash of approximately $5,233,000 in fiscal 1999 primarily for payments of long-term obligations, partially offset by the exercise of stock options. Financing activities provided cash of approximately $756,000, and $422,000 in fiscal 1998 and 1997, respectively, from proceeds received from long-term obligations and the exercise of stock options, net of payments of long-term obligations.

     At August 31, 1999, the Company had net operating loss and tax credits (investment and research) carryforwards of approximately $63,785,000 and $3,137,000, respectively. These net-operating losses and tax credits will expire annually beginning in fiscal year 2000. (See Note 3 of "Notes to Consolidated Financial Statements") These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. The losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited, in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company has not experienced a cumulative ownership change in excess of 50%. However, there can be no assurance that ownership changes will not occur in future periods which will limit the Company's ability to utilize the losses and tax credits.

     The Company believes that its existing capital resources are adequate to meet its cash requirements for at least two years. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated, or unexpected expenditures.

     The Company may seek additional funding through public or private financing and expects additional funding through collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. The Company does not expect any material loss with respect to its investment portfolio. (See Note 2 to "Consolidated Financial Statements")

  Impact of Year 2000

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

     The Company has a Y2K Task Force, using both internal and external resources, to develop a comprehensive compliance program that will identify potential issues, costs, and solutions to address Year 2000 concerns. The compliance program incorporates best practices from such sources as the General Services Administration and the Government Accounting Office (www.y2k.gov). The comprehensive program includes an extensive inventory and assessment of its electronic equipment, computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers. The program includes identifying and testing of all mission critical systems, as well as developing contingency plans for critical aspects of the Company's systems and operations to address problems that may arise despite our Year 2000 compliance effort.

     To date, the Company has completed an extensive inventory and assessment of its electronic equipment, computer systems, software applications, and bioinformatics applications. The Company has identified and completed testing of all mission critical systems. All mission critical systems not found compliant have been repaired, modified, or replaced. Externally, the program has solicited and continues to obtain compliance certificates from third-party software and equipment vendors as well as statements of readiness from major suppliers.

     The Company has developed contingency plans for critical aspects for its systems and operations to address problems that may arise despite our Year 2000 compliance efforts. The Company continues to conduct periodic reviews of its internal compliance efforts as well as the compliance efforts of third parties with which the Company does business. The Company will continue to modify as appropriate its contingency plans to address situations in which further systems of the Company, or of third parties are not yet Year 2000 compliant or who has become Year 2000 compliant.

     At this time, since the Company's financial, administrative, and scientific systems have been installed within the last few years and the internally developed software-based systems are not generally date sensitive, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's business, results of operations or financial condition. The Company has incurred approximately $450,000 to date on the Year 2000 initiative consisting of labor and outside contracting. Absent of a significant Year 2000 compliance deficiency, management currently estimates that total costs for its Year 2000 compliance programs will be between $475,000 to $525,000.

     The Company's reasonable worst case internal scenario includes greater date sensitivity than presently indicated, which may require additional remediation and/or porting of software and databases to compliant platforms, user interface modifications preventing erroneous date entry, and redefining internal file-naming conventions. The Company's reasonable worst case external scenario includes a) prolonged loss of electrical power which could compromise critical biological samples, and b) vendor fixes that are either unavailable or delayed, which would require the purchase of replacement systems or force a delay in the Company's compliance schedule. If there are unidentified dependencies on systems to operate the business, or if any further modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially affected. The Company's research and development efforts may be significantly interrupted resulting in delays in meeting its scientific obligations to existing collaborations, delays in progress of its internal drug discovery programs and, consequently, delays in attracting new collaborative partners. However, the Company expects cash inflow from its existing corporate partners to be unaffected by Year 2000 issues for at least the first two months of 2000 since the first quarterly research payments of 2000 will be made prior to the start of 2000.

     Statements in this Form 10K that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward-looking statement due to risks and uncertainties that exist in the Company's operations and business environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14((a) below.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Pursuant to General Instruction G(3) to Form 10K, the information required for Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Shareholders to be held on February 28, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

     (3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3       Restated Articles of Organization and By laws(1)

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

  3.3     Amendment dated January 17, 1984 to Restated Articles of
          Organization(4)

  3.4     Amendment dated October 20, 1987 to the By-laws(8)

  3.5     Amendment dated December 9, 1987 to Restated Articles of
          Organization(9)

  3.6     Amendment dated October 16, 1989 to the By-laws(11)

  3.7     Amendment dated January 24, 1994 to Articles Restated
          Articles of Organization(14)

  3.8     Amendment dated August 31, 1994 to Restated of
          Organization(14)

  4.0     Series B Restricted Stock Purchase Plan(3)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.3     1981 Amended Stock Option Plan and Form of Stock Option
          Certificate(1)
 10.4     Incentive Stock Option Plan and Form of Stock Option
          Certificate(1)
 10.5     1984 Stock Option Plan and Form of Stock Option
          Certificate(5)
 10.6     Genome Therapeutics Corp. (f/k/a Collaborative Research)
          Incentive Savings Plan(6)
 10.7     Amendment dated November 4, 1986 to the Genome Therapeutics
          Corp. (f/k/a Collaborative Research) Incentive Savings Plan
          dated March 1, 1985(7)
 10.9     Form of Amendment to the 1981 Incentive Stock Option Plan(8)
 10.11    1988 Stock Option Plan and Form of Stock Option
          Certificate(10)
 10.14    1991 Stock Option Plan and Form of Stock Option
          Certificate(12)
 10.15    Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(13)
 10.16    Lease dated June 3, 1993 relating to certain property in
          Waltham, Massachusetts(13)
 10.19    Employment Agreement with Robert J. Hennessey(13)
 10.22    Lease Amendment dated August 1, 1994 relating to certain
          property in Waltham, MA(14)
 10.24    1993 Stock Option Plan and Form of Stock Option
          Certificate(14)
 10.25    Stock and Warrant Purchase Agreement among the Company and certain purchasers named therein dated March 20, 1995(15)
 10.26    Registration Rights Agreement among the Company and certain purchasers named therein dated March 20, 1995(15)
 10.27    Form of Warrant Certificate issued pursuant to the Stock and
          Warrant Purchase Agreement(15)
 10.28    Agreement between the Company and AstraZeneca PLC (f/k/a
          Astra Hassle AB) dated August 31, 1995.(16)*
 10.29    Collaboration and License Agreement between the Company,
          Schering Corporation and Schering-Plough Ltd., dated as of
          December 6, 1995.(18)*
 10.30    Form of director Stock Option Agreement and schedule of
          director options granted(17)
 10.37    Lease amendment dated November 15, 1996 to certain property in Waltham, MA.(19)
 10.38    Collaboration and License Agreement between the Company,
          Schering Corporation and Schering-Plough Ltd., dated as of
          December 20, 1996.(20)*
 10.39    Credit agreement between the Company and Fleet National Bank dated February 28, 1997.(21)
 10.40    Credit agreement between the Company and U S Trust (f/k/a
          Sumitomo Bank, Limited) dated July 31, 1997.(22)
 10.41    Collaboration and License Agreement between the Company and
          Schering Corporation, dated September 22, 1997.(23)*
 10.42    Collaboration and License Agreement between the Company and
          Schering-Plough Ltd. dated September 22, 1997.(23)*
 10.43    Credit modification agreement between the Company and Fleet
          National Bank, dated March 9, 1998.(24)
 10.44    1997 Directors' Deferred Stock Plan.(25)
 10.45    1997 Stock Option Plan.(25)
 10.46    Amended Employment Agreement with Robert J. Hennessey.(26)
 23.      Consent of Arthur Andersen LLP Independent Public
          Accounts.(27)
 27.      Financial Data Schedule.(27)

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

 (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984 and incorporated herein by reference.

 (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.

 (7) (4) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987 and incorporated herein by reference.

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

(13) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.

(14) Filed as exhibits of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.

(15) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.

(17) Filed as an exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.

(19) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1996.

(20) Filed as an exhibit to the Company's 10-Q/A for the quarter ended March 1, 1997.

(21) Filed as an exhibit to the Company's 10-Q for the quarter ended May 31, 1997.

(22) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1997.

(23) Filed as exhibits to the Company's 10-Q for the quarter ended February 28, 1998.

(24) Filed as an exhibit to the Company's 10-Q for the quarter ended May 30, 1998.

(25) Filed as exhibits to the Company's Registration Statement on Forms S-8 (333-49069).

(26) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1998.

(27) Filed herewith.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of August 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  August 31, 1997, 1998 and 1999............................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended August 31, 1997, 1998 and 1999................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1997, 1998 and 1999............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corp.:

     We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiaries (a Massachusetts corporation) as of August 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ Arthur Andersen LLP

Boston, Massachusetts
October 6, 1999

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       AUGUST 31,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
                                          ASSETS
Current Assets:
    Cash and cash equivalents...............................  $ 10,978,176    $ 12,802,162
    Marketable securities...................................    21,969,524      12,060,230
    Interest receivable.....................................       742,411         448,192
    Unbilled costs and fees.................................       150,299          35,328
    Prepaid expenses and other current assets...............       721,239         324,211
    Note receivable from former officer.....................            --         120,000
                                                              ------------    ------------
         Total current assets...............................    34,561,649      25,790,123
                                                              ------------    ------------
Equipment and Leasehold Improvements, at cost:
    Laboratory and scientific equipment.....................    14,434,808      15,844,262
    Leasehold improvements..................................     7,913,570       8,205,701
    Equipment and furniture.................................     1,334,268       1,344,703
                                                              ------------    ------------
                                                                23,682,646      25,394,666
    Less--Accumulated depreciation..........................     8,579,440      12,173,500
                                                              ------------    ------------
                                                                15,103,206      13,221,166
Restricted Cash.............................................       200,000         200,000
Long-term Marketable Securities.............................     1,029,569              --
Note Receivable from Former Officer.........................       160,000              --
Other Assets................................................       410,267         273,708
                                                              ------------    ------------
                                                              $ 51,464,691    $ 39,484,997
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term obligations.............  $  5,611,186    $  3,934,547
    Accounts payable........................................       977,610         987,958
    Accrued expenses........................................     2,450,400       2,322,780
    Deferred revenue........................................     4,699,137       2,903,534
                                                              ------------    ------------
         Total current liabilities..........................    13,738,333      10,148,819
                                                              ------------    ------------
Long-term Obligations, net of current maturities............     8,478,558       5,925,086
                                                              ------------    ------------
Commitments and Contingencies (Note 4) Shareholders' Equity:
    Common stock, $.10 par value-
      Authorized--34,375,000 shares Issued and
       outstanding--18,312,589 and 18,542,146 shares at
       August 31, 1998 and 1999, respectively...............     1,831,259       1,854,214
    Series B restricted stock, $.10 par value-
      Authorized--625,000 shares Issued and
       outstanding--none....................................            --              --
    Additional paid-in capital..............................    87,964,523      88,285,619
    Accumulated deficit.....................................   (60,369,289)    (66,697,384)
    Deferred compensation...................................      (178,693)        (31,357)
                                                              ------------    ------------
         Total shareholders' equity.........................    29,247,800      23,411,092
                                                              ------------    ------------
                                                              $ 51,464,691    $ 39,484,997
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED AUGUST 31,
                                                    -------------------------------------------
                                                        1997            1998           1999
                                                    ------------    ------------    -----------
Revenues:
     Contract research, licenses and subscription
       fees.......................................  $ 16,005,614    $ 19,196,558    $23,992,047
     Royalties....................................       647,150          20,574         26,118
                                                    ------------    ------------    -----------
          Total revenues..........................    16,652,764      19,217,132     24,018,165
                                                    ------------    ------------    -----------
Costs and Expenses:
     Research and development.....................    26,523,824      31,977,381     26,699,910
     Selling, general and administrative..........     3,765,755       4,292,471      4,279,480
                                                    ------------    ------------    -----------
          Total costs and expenses................    30,289,579      36,269,852     30,979,390
                                                    ------------    ------------    -----------
     Interest income..............................     2,965,866       2,386,523      1,586,798
     Interest expense.............................      (631,442)     (1,147,186)      (953,668)
                                                    ------------    ------------    -----------
          Net interest income.....................     2,334,424       1,239,337        633,130
                                                    ------------    ------------    -----------
          Net loss................................  $(11,302,391)   $(15,813,383)   $(6,328,095)
                                                    ============    ============    ===========
Net Loss per Common Share:
     Basic and diluted............................  $       (.64)   $       (.87)   $      (.34)
                                                    ============    ============    ===========
Weighted Average Common Equivalent Shares
  Outstanding:
     Basic and diluted............................    17,617,614      18,212,365     18,382,707
                                                    ============    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     COMMON STOCK
                                -----------------------   ADDITIONAL                                      TOTAL
                                                $.10        PAID-IN     ACCUMULATED      DEFERRED     SHAREHOLDERS'
                                  SHARES     PAR VALUE      CAPITAL       DEFICIT      COMPENSATION      EQUITY
                                ----------   ----------   -----------   ------------   ------------   -------------
Balance, August 31, 1996......  17,460,966   $1,746,097   $86,067,176   $(33,253,515)   $(247,000)     $54,312,758
    Exercise of stock
      options.................     321,963       32,196       824,264             --           --          856,460
    Deferred compensation from
      grant of stock
      options.................          --           --        50,594             --      (50,594)              --
    Amortization of deferred
      compensation and other
      compensation expense....          --           --            --             --       79,370           79,370
    Net loss..................          --           --            --    (11,302,391)          --      (11,302,391)
                                ----------   ----------   -----------   ------------    ---------      -----------
Balance, August 31, 1997......  17,782,929    1,778,293    86,942,034    (44,555,906)    (218,224)      43,946,197
    Exercise of stock
      options.................     529,660       52,966       930,615             --           --          983,581
    Deferred compensation from
      grant of stock
      options.................          --           --        91,874             --      (91,874)              --
    Amortization of deferred
      compensation and other
      compensation expense....          --           --            --             --      131,405          131,405
    Net loss..................          --           --            --    (15,813,383)          --      (15,813,383)
                                ----------   ----------   -----------   ------------    ---------      -----------
Balance, August 31, 1998......  18,312,589    1,831,259    87,964,523    (60,369,289)    (178,693)      29,247,800
    Exercise of stock
      options.................     228,757       22,875       322,121             --           --          344,996
    Issuance of stock under
      directors deferred stock
      plan....................         800           80            --             --           --               80
    Deferred compensation from
      grant of stock
      options.................          --           --        60,006             --      (60,006)              --
    Amortization of deferred
      compensation and other
      compensation expense....          --           --            --             --      142,847          142,847
    Compensation expense
      related to grant of
      stock options...........          --           --         3,464             --           --            3,464
    Reversal of deferred
      compensation related to
      termination of stock
      options.................          --           --       (64,495)            --       64,495               --
    Net loss..................          --           --            --     (6,328,095)          --       (6,328,095)
                                ----------   ----------   -----------   ------------    ---------      -----------
Balance, August 31, 1999......  18,542,146   $1,854,214   $88,285,619   $(66,697,384)   $ (31,357)     $23,411,092
                                ==========   ==========   ===========   ============    =========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED AUGUST 31,
                                                              -----------------------------------------
                                                                  1997           1998          1999
                                                              ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(11,302,391)  $(15,813,383)  $(6,328,095)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Depreciation and amortization...........................     2,382,286      3,714,383     4,063,977
    Loss on disposal of fixed assets........................       227,864        288,979            --
    Deferred compensation...................................        79,370        131,405       146,311
    Common stock issued for services rendered...............            --             --            80
    Changes in assets and liabilities-
      Accounts receivable...................................     1,283,276         29,460       (15,554)
      Interest receivable...................................        16,046        538,200       294,219
      Unbilled costs and fees...............................       205,453         (9,979)      114,971
      Prepaid expenses and other current assets.............       144,663       (287,317)      412,582
      Loan to former officer................................      (160,000)            --        40,000
      Accounts payable......................................       424,112       (310,781)       10,348
      Accrued expenses......................................       642,568         76,612      (127,620)
      Deferred revenue......................................     1,300,191      2,363,442    (1,795,603)
                                                              ------------   ------------   -----------
         Total adjustments..................................     6,545,829      6,534,404     3,143,711
                                                              ------------   ------------   -----------
         Net cash used in operating activities..............    (4,756,562)    (9,278,979)   (3,184,384)
                                                              ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (20,575,625)   (30,820,944)  (21,858,137)
  Proceeds from sale of marketable securities...............    24,530,000     46,761,250    32,797,000
  Purchases of equipment and leasehold improvements.........    (1,370,028)    (5,162,311)     (834,351)
  (Increase) decrease in restricted cash....................      (106,000)       101,500            --
  (Increase) decrease in other assets.......................      (220,850)        18,722       136,559
                                                              ------------   ------------   -----------
         Net cash provided by investing activities..........     2,257,497     10,898,217    10,241,071
                                                              ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................       856,460        983,581       344,996
  Proceeds from long-term obligations.......................     2,500,000      4,011,000            --
  Payments on long-term obligations.........................    (2,933,984)    (4,238,341)   (5,577,697)
                                                              ------------   ------------   -----------
         Net cash provided (used in) by financing
           activities.......................................       422,476        756,240    (5,232,701)
                                                              ------------   ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (2,076,589)     2,375,478     1,823,986
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    10,679,287      8,602,698    10,978,176
                                                              ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  8,602,698   $ 10,978,176   $12,802,162
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year.............................  $    631,442   $  1,147,186   $   953,668
                                                              ============   ============   ===========
  Income taxes paid during the year.........................  $     36,612   $     24,700   $    33,019
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital leases...................  $  5,843,037   $  3,572,777   $ 1,347,586
                                                              ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Genome Therapeutics Corp. (GTC or the Company) is a leader in the field of genomics-based drug discovery--the identification and functional characterization of genes associated with infectious and human diseases. The Company has over ten years of experience in genomic research. Having served as one of the initial research institutions under genome programs sponsored by the United States government, GTC has developed numerous techniques and tools that are widely used in the field of genomics. GTC's commercial strategy capitalizes on its pioneering work in genomics by applying its high-throughput sequencing, bioinformatics, disease gene identification, and functional genomics to identify and validate novel drug targets. The two areas of focus are the discovery and characterization of novel targets in (i) pathogens that are responsible for many serious diseases and (ii) human diseases.

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

  (b)  Revenue Recognition

     Revenues are from contract research and licenses derived from collaborative agreements with pharmaceutical companies and from government grants and contracts. Subscription fees from the PathoGenome(TM) database are recognized ratably over the life of the subscription. Milestone payments from collaborative research and development agreements are recognized when they are achieved. Royalties from the Company's pro licensed technologies are recognized as earned.

     Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

  (c)  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to seven years. The majority of the Company's equipment and leaseholds are financed through bank lines of credit.

  (d)  Net Loss per Common and Common Equivalent Share

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options and warrants that are not included in diluted net loss per common share were 4,869,938, 4,089,226 and 3,301,008 at August 31, 1997, 1998 and 1999,
respectively.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

  (e)  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities balances with several nonaffiliated institutions.

     The Company had revenues from the following significant customers:

                                                                           PERCENTAGE OF
                                                           NUMBER OF      TOTAL REVENUES
                                                          SIGNIFICANT    -----------------
                                                           CUSTOMERS      A      B      C
                                                          -----------    ---    ---    ---
Year ended August 31,
     1997...............................................       3         17%    27%    48%
     1998...............................................       3          9      9     71
     1999...............................................       3          4      4     75

  (f)  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (g)  Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates carrying value.

  (h)  Comprehensive Loss

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss is the same as net loss for all periods presented.

  (i)  Segment Reporting

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein, represents all of the material

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

  (j)  Reclassifications

     The Company has reclassified certain prior year information to conform with the current year's presentation.

(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At August 31, 1999, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. The Company has not recorded any realized gains or losses on its marketable securities.

     The aggregate fair values and costs of the investments at August 31, 1998 and 1999 were as follows:

                                                    1998                        1999
                                          -------------------------   -------------------------
                                           AMORTIZED      MARKET       AMORTIZED      MARKET
                MATURITY                     COST          VALUE         COST          VALUE
                --------                  -----------   -----------   -----------   -----------
Less than one year-
  Corporate and other debt securities...  $21,969,524   $21,958,963   $12,060,230   $12,043,522
                                          ===========   ===========   ===========   ===========
Greater than one year-
  Corporate and other debt securities
     (average maturity of 1 year in
     1998)..............................  $ 1,029,569   $ 1,029,687            --            --
                                          ===========   ===========   ===========   ===========

     The Company has $200,000 in restricted cash at August 31, 1998 and 1999 in connection with certain capital lease obligations (see Note 5).

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

     At August 31, 1999, the Company had net operating loss and tax credit carryforwards of approximately $63,785,000 and $3,137,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

     The net operating loss carryforwards and tax credits expire approximately as follows:

                                                 NET OPERATING     RESEARCH      INVESTMENT TAX
                                                     LOSS         TAX CREDIT         CREDIT
                EXPIRATION DATE                  CARRYFORWARDS   CARRYFORWARDS   CARRYFORWARDS
                ---------------                  -------------   -------------   --------------
2000...........................................   $ 5,039,000     $  273,000        $143,000
2001...........................................     3,829,000         84,000          75,000
2002...........................................     4,811,000         24,000           3,000
2003...........................................     2,254,000             --              --
2004-2019......................................    47,852,000      2,498,000          37,000
                                                  -----------     ----------        --------
                                                  $63,785,000     $2,879,000        $258,000
                                                  ===========     ==========        ========

     The components of the deferred tax assets at the respective dates are as follows:

                                                                     AUGUST 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Net operating loss carryforwards............................  $23,154,000   $24,237,000
Research and development credits............................    1,310,000     2,879,000
Investment tax credits......................................      347,000       258,000
Other, net..................................................    1,856,000     2,318,000
                                                              -----------   -----------
                                                               26,667,000    29,692,000
Valuation allowance.........................................  (26,667,000)  (29,692,000)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

(4)  COMMITMENTS

  (a)  Lease Commitments

     At August 31, 1999, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006. Minimum lease payments and facilities charges under the leases at August 31, 1999 are as follows:

                   YEAR ENDING AUGUST 31,
                   ----------------------
2000........................................................  $  917,488
     2001...................................................     949,138
     2002...................................................   1,179,393
     2003...................................................   1,138,797
     2004...................................................   1,115,653
     Thereafter.............................................   2,603,526
                                                              ----------
                                                              $7,903,995
                                                              ==========

     Rental expense was approximately $949,000, $1,085,000 and $899,000 in the years ended August 31, 1997, 1998 and 1999, respectively.

  (b)  Employment Agreement

     The Company has an employment agreement with its chief executive officer that provides for bonuses and severance benefits upon termination of employment, as defined.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

  (c)  Loan to Former Officer

     On December 6, 1996, the Company loaned $160,000 to a former officer of the Company. The loan bears interest at prime plus 1% and has been amended to be due on June 30, 2000. The Company forgave and expensed $40,000 of the loan during the year ended August 31, 1999.

(5)  LONG-TERM OBLIGATIONS

     On February 28, 1997, the Company entered into an equipment lease line of credit under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of LIBOR (5.375% as of August 31, 1999) plus 2%. On March 9, 1998, the Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit will be utilized to finance laboratory, computer and office equipment. Borrowings under the new credit line are payable in 15 quarterly installments commencing March 31, 1999, at a variable rate of LIBOR plus 1.75%. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $2,325,000 available under the modified line of credit at August 31, 1999.

     On July 31, 1997, the Company entered into a financing arrangement under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998. The interest rates range from 7.19% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at August 31, 1999.

     The Company has entered into other capital lease line arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no additional borrowing capacity under these capital lease agreements at August 31, 1999.

     Payments under long-term obligations at August 31, 1999 are as follows:

YEAR ENDING AUGUST 31,
----------------------
     2000...................................................  $ 4,596,401
     2001...................................................    3,975,585
     2002...................................................    2,154,381
     2003...................................................      261,087
                                                              -----------
          Total minimum lease payments......................   10,987,454
     Less--Amount representing interest.....................    1,127,821
                                                              -----------
          Present value of total minimum lease payments.....    9,859,633
     Less--Current portion..................................    3,934,547
                                                              -----------
                                                              $ 5,925,086
                                                              ===========

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

(6)  SHAREHOLDERS' EQUITY

  (a)  Stock Options

     The Company has granted stock options to key employees and consultants under its 1988, 1991, 1993, 1995 and 1998 Stock Option Plans. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and certain directors of the Company, options to purchase common stock.

     The Company granted nonqualified stock options for the purchase of 65,000 and 10,000 shares of common stock to consultants in the years ended August 31, 1997 and 1999, respectively. The options were granted with an exercise price equal to the fair market value price at the date of grant and vest ratably over the contract period, as defined. In accordance with Emerging Issues Task Force
(EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company will measure the value of options as they vest using the Black-Scholes option pricing model. The Company has charged $5,720, 12,648 and $16,113 to operations for the year ended August 31, 1997, 1998 and 1999, respectively.

     The Company records deferred compensation when stock options are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options granted. Deferred compensation is being recognized as an expense over the estimated vesting period of the underlying options. In 1997, 1998 and 1999, the Company recorded $50,594, $91,874 and $60,006, respectively, of deferred compensation. The Company recorded compensation expense of approximately $79,000, $131,000 and $146,000 for the years ended August 31, 1997, 1998 and
1999, respectively. During fiscal 1999, in connection with the termination of two employees, the Company reversed $64,495 of unamortized deferred compensation due to the cancelation of the options.

     In November 1998, the Board of Directors authorized a Stock Option Repricing Program (the Program). Under the terms of the program, all current employees excluding the chairman, president and CEO had the option to request that the Company cancel their existing options and replace them with a new option to purchase 85%-90% of the original number of shares of common stock granted, at the new option exercise price and vesting schedule. The new exercise price was calculated using the Black-Scholes option pricing model, which was greater than the fair market value on the date of grant. The repriced shares cannot be exercised for 12 months from the date of reissuance. These repriced options are reflected as grants and cancellations in the stock activity below.

     There were 1,130,118 common shares available for future grant at August 31, 1999. The following is a summary of all stock option activity:

                                               NUMBER OF      EXERCISE        WEIGHTED
                                                 SHARES      PRICE RANGE    AVERAGE PRICE
                                               ----------    -----------    -------------
Outstanding, August 31, 1996.................   4,348,214    $ .20-14.50        $3.85
     Granted.................................     797,950     6.19- 9.69         8.58
     Exercised...............................    (321,963)     .88- 7.25         2.66
     Cancelled...............................    (178,513)    1.56-14.50         6.86
                                               ----------    -----------        -----
Outstanding, August 31, 1997.................   4,645,688      .20-14.50         4.63
     Granted.................................     468,900     4.88- 9.50         6.30
     Exercised...............................    (529,660)    1.31- 8.31         1.86
     Cancelled...............................    (719,952)    2.03-14.50         7.77
                                               ----------    -----------        -----

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                                               NUMBER OF      EXERCISE        WEIGHTED
                                                 SHARES      PRICE RANGE    AVERAGE PRICE
                                               ----------    -----------    -------------
Outstanding, August 31, 1998.................   3,864,976    $ .20-14.50        $4.63
     Granted.................................   1,016,379     2.31- 4.23         3.95
     Exercised...............................    (228,757)     .20- 2.62         1.51
     Cancelled...............................  (1,351,590)     .20-14.50         7.22
                                               ----------    -----------        -----
Outstanding, August 31, 1999.................   3,301,008    $1.53-14.50        $3.57
                                               ==========    ===========        =====
Exercisable, August 31, 1999.................   2,426,749    $1.53-14.50        $3.16
                                               ==========    ===========        =====
Exercisable, August 31, 1998.................   2,674,323    $ .20-14.50        $3.43
                                               ==========    ===========        =====
Exercisable, August 31, 1997.................   2,795,938    $ .20-14.50        $2.78
                                               ==========    ===========        =====

     The range of exercise prices for options outstanding and options exercisable at August 31, 1999 are as follows:

                      WEIGHTED
                      AVERAGE        OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                     REMAINING       --------------------   --------------------
                  CONTRACTUAL LIFE               WEIGHTED               WEIGHTED
                     OF OPTIONS                  AVERAGE                AVERAGE
   RANGE OF         OUTSTANDING                  EXERCISE               EXERCISE
EXERCISE PRICES      (IN YEARS)       NUMBER      PRICE      NUMBER      PRICE
---------------   ----------------   ---------   --------   ---------   --------
  $1.53-2.25            3.72         1,543,102    $1.70     1,522,102    $1.70
  $2.31-3.41            7.15           488,900     2.79       241,500     2.38
  $3.52-5.00            9.12           626,068     4.31       184,354     4.33
  $5.31-7.50            6.82           330,213     7.04       296,063     7.08
  $8.31-9.50            6.50           312,225     8.86       182,355     8.86
   $14.50               6.46               500    14.50           375    14.50
                        ----         ---------    -----     ---------    -----
       Total            5.82         3,301,008    $3.57     2,426,749    $3.16
                        ====         =========    =====     =========    =====

  (b)  Pro Forma Disclosure of Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and nonemployee directors under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model. The weighted average assumptions used for 1997, 1998 and 1999 are as follows:

                                                   1997         1998         1999
                                                -----------  -----------  -----------
Risk-free interest rate.......................  6.20%-6.73%  5.36%-6.20%  4.46%-6.15%
Expected dividend yield.......................      --           --           --
Expected life.................................    7 years      7 years      7 years
Expected volatility...........................      65%          65%          65%
Weighted average fair market value at grant
  date........................................     $4.93        $3.61        $4.21

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

     The total value of the options granted to employees during 1997, 1998 and 1999 was computed as $3,857,026, $1,635,318 and $1,255,868, respectively. Of these amounts, $2,951,660, $652,668 and $966,309 would be charged to operations for the years ended August 31, 1997, 1998 and 1999, respectively. The remaining amount, approximately $1,407,072, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended August 31, 1997, 1998 and 1999 is as follows:

                                  1997                          1998                         1999
                       ---------------------------   ---------------------------   -------------------------
                       AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA
                       ------------   ------------   ------------   ------------   -----------   -----------
Net loss.............  $(11,302,391)  $(14,254,051)  $(15,813,383)  $(16,466,051)  $(6,328,095)  $(7,294,404)
                       ============   ============   ============   ============   ===========   ===========
Net loss per share...  $      (0.64)  $      (0.81)  $      (0.87)  $      (0.90)  $     (0.34)  $     (0.40)
                       ============   ============   ============   ============   ===========   ===========

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

  (c)  1997 Directors Deferred Stock Plan

     In January 1998, the Company's stockholders approved the 1997 Directors Deferred Stock Plan (the 1997 Directors Plan) covering 150,000 shares of common stock. The stock will be issued ratably for services provided by members of the Company's Board of Directors. As of August 31, 1999, 800 shares of common stock were issued under the 1997 Directors Plan.

  (d)  Warrants

     In connection with the Company's public offering in 1996, the Company issued two-year warrants to its underwriters for the purchase of 224,250 shares of common stock at $15.60 per share. These warrants expired during the fiscal year ended August 31, 1999.

(7)  INCENTIVE SAVINGS PLAN 401(K)

     The Company maintains an incentive savings plan (the Plan) for the benefit of all employees. On October 1, 1996, the Company changed its matching contribution from 50% of the first 2% of salary and 25% of the next 4% of salary, limited to the first $50,000 of annual salary to 100% of the first 2% of salary and 50% of the next 2% of salary, limited to the first $100,000 of annual salary. The Company contributed $165,778, $229,460 and $241,587 to the Plan for the years ended August 31, 1997, 1998 and 1999, respectively.

(8)  COLLABORATION AGREEMENTS

  (a)    Astra

     In August 1995, the Company entered into a collaboration agreement with AstraZeneca PLC (Astra), formerly Astra Hassle AB, to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infection or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement also provides for a four-year research collaboration to further develop and annotate the Company's H. pylori genomic sequence database,

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES identify therapeutic and vaccine targets and develop appropriate biological assays. This research is being directed by a Joint Management Committee and a Joint Research Committee, each consisting of representatives from both parties.

     Under this agreement, Astra agreed to pay an initial license fee, expense allowance, milestone payments, and fund a research program for a minimum of two and a half years with an option to extend. On June 4, 1998, Astra exercised its option to extend the research program for a second time which will carry the agreement through August 1999. Under this agreement as extended, Astra agreed to pay the Company a minimum of approximately $13.4 million and, subject to the achievement of certain product development milestones, up to approximately $23 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. Of such fees, $500,000 are creditable against any future royalties payable to the Company by Astra under the agreement.

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

     The Company has recognized $2,859,262, $1,653,623 and $909,870 in revenue under the agreement in the years ended August 31, 1997, 1998 and 1999, respectively, which consisted of milestone payments and collaborative research revenues.

  (b)  Schering-Plough

     In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of Staphylococcus aureus to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary S. aureus genomic sequence database. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum of two-and-a-half years with an option to extend. On March 4, 1998, Schering-Plough elected to extend the research program to the full term of the agreement which expires on March 31, 2000. Under the agreement as extended, Schering-Plough has agreed to pay the Company a minimum of $18.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough has agreed to pay the Company up to an additional $24 million in milestone payments.

     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into a collaboration with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

     Under the December 1995 agreement, the Company has recognized $3,364,810, $3,435,807 and $2,490,802 in revenue in the years ended August 31, 1997, 1998 and 1999, respectively, under this collaborative agreement, which consisted of a license fee, collaborative research revenue and milestone payments.

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

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In July 1998, Schering-Plough amended the original agreement in order to accelerate the research effort being undertaken. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $68 million, excluding royalties. Of the total potential payments, approximately $23.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

     Under this second agreement, the Company has recognized $4,603,805, $7,099,911 and $9,926,776 in revenue in the years ended August 31, 1997, 1998 and 1999, respectively, under this agreement, which consisted of a license fee, expense allowance and collaborative research revenues.

     On September 24, 1997, the Company entered into a third research collaboration and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infection.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the collaboration related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum number of years with an option to extend. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $34 million, excluding royalties. Of the total potential payments, approximately $11.0 million represents license fees and research payments and $23 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's PathoGenome(TM) database (see Note 9).

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

     Under the third agreement, the Company has recognized $2,432,005 and $4,831,870 in revenue for the years ended August 31, 1998 and 1999, respectively, which consisted of research funding and milestone payments.

  (c)  National Human Genome Research Institute

     In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three year period of which $5 million will be received over the initial 12 months as the Company performs research under the project. As of August 31, 1999, the Company has recognized approximately $340,000 in connection with the international Human Genome Project.

(9)  DATABASE SUBSCRIPTIONS

     The Company has entered into PathoGenome(TM) database subscriptions with Bayer AG, Bristol-Meyers Squibbs, Scriptgen Pharmaceuticals, Inc., Schering-Plough (see Note 8) and Hoechst Marion Roussel. The database subscription provides nonexclusive access to the Company's genome sequence database, PathoGenome(TM) and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenome(TM)database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     The Company has recognized $666,667, $2,766,671 and $4,845,832 in revenue under these agreements in the years ended August 31, 1997, 1998 and 1999, respectively, consisting of license and subscription fees.

(10)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                          AUGUST 31,
                                                    -----------------------
                                                       1998         1999
                                                    ----------   ----------
Payroll and related expenses......................  $1,109,626   $1,065,311
Facilities........................................     469,932      438,453
Professional fees.................................     285,058      269,553
License and other fees............................     185,434      160,434
Employee relocation...............................     162,519      143,843
All other.........................................     237,831      245,186
                                                    ----------   ----------
                                                    $2,450,400   $2,322,780
                                                    ==========   ==========

(11)  SUBSEQUENT EVENTS

  (a)  bioMerieux Alliance

     In September 1999, the Company entered into strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome(TM) database, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock at $5.53 per share. The total amount of guaranteed research

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES and development funding and PathoGenome(TM) database subscription for the first year, and the proceeds from the sale of the common stock, approximates $6.2 million.

  (b)  Mouse Genome Sequencing Network

     In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Mouse Genome Sequencing Network will be composed of several facilities that will be responsible for deciphering the genetic makeup of the mouse. The Company is entitled to receive $12.9 million in funding over the next three years with respect to this agreement of which the Company will to receive $2.4 million during the first fiscal period, which ends April 30, 2000 as the Company performs research under the project.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1999.

                                            GENOME THERAPEUTICS CORP.

                                                 /s/ ROBERT J. HENNESSEY
                                            ------------------------------------
                                                    Robert J. Hennessey
                                                  Chief Executive Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 24, 1999.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

           /s/ ROBERT J. HENNESSEY             Chairman, President, Chief Executive Officer
---------------------------------------------
             ROBERT J. HENNESSEY

             /s/ MANNY BOUGOULAS               Controller, Principal Accounting Officer
---------------------------------------------
               MANNY BOUGOULAS

           /s/ PHILIP V. HOLBERTON             Chief Financial Officer, Principal Financial
---------------------------------------------  Officer
             PHILIP V. HOLBERTON

              /s/ MARC GARNICK                 Director
---------------------------------------------
                MARC GARNICK

              /s/ PHILIP LEDER                 Director
---------------------------------------------
                PHILIP LEDER

              /s/ LAWRENCE LEVY                Director
---------------------------------------------
                LAWRENCE LEVY

           /s/ STEVEN M. RAUSCHER              Director
---------------------------------------------
             STEVEN M. RAUSCHER

             /s/ NORBERT REIDEL                Director
---------------------------------------------
               NORBERT REIDEL