Form 10-Q
period 1999-11-27
GENOME THERAPEUTICS CORP
filed 2000-01-11
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                      For Quarter Ended: November 27, 1999
                                         -----------------


                           Commission File No: 0-10824
                                               -------


                            GENOME THERAPEUTICS CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                       04-2297484
     --------------------------------           ------------------
       (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)          Identification No.)


            100 BEAVER STREET
          WALTHAM, MASSACHUSETTS                      02453
          ----------------------                      -----
          (Address of principal                     (ZIP Code)
           executive offices)


                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock                            19,516,056
        --------------                  -----------------------------
        $.10 Par Value                   Outstanding January 5, 2000

                   Genome Therapeutics Corp. and Subsidiaries

        Index to Financial Information (Unaudited) and Other Information



                                                                      Page
                                                                      ----


Part I

Financial Information  (Unaudited):

     Consolidated Condensed Balance Sheets as of                          3
         November 27, 1999 and August 31, 1999

     Consolidated Condensed Statements of Operations                      4
         for the 13 week periods ended November 27, 1999
         and November 28, 1998

     Consolidated Statements of Cash Flows for the                        5
         13 week periods ended November 27, 1999
         and November 28, 1998

     Notes to Consolidated Condensed Financial                            6-12
         Statements for the 13 week periods ended
         November 27, 1999 and November 28, 1998

     Management's Discussion and Analysis of Financial                    13-17
         Conditions and Results of Operations


Part II

Other Information:

         Other Information                                                18

         Signature                                                        19


GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS



-----------------------------------------------------------------------------------------------------
                                                                   November 27,            August 31,
                                                                           1999                  1999
                                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------


Assets
Current Assets:
   Cash and cash equivalents                                        $23,091,486           $12,802,162
   Marketable securities                                              7,017,740            12,060,230
   Interest receivable                                                  746,809               448,192
   Unbilled costs and fees                                               92,103                35,328
   Prepaid expenses and other current assets                            749,990               324,211
   Note receivable from officer                                         120,000               120,000
                                                             ------------------     -----------------
        Total current assets                                         31,818,128            25,790,123

Equipment and leasehold improvements, at cost:

   Laboratory and scientific equipment                               17,843,653            15,844,262
   Leasehold improvements                                             8,217,451             8,205,701
   Equipment and furniture                                            1,353,953             1,344,703
                                                             ------------------     -----------------
                                                                     27,415,057            25,394,666
   Less accumulated depreciation
       and amortization                                              13,129,739            12,173,500
                                                             ------------------     -----------------
                                                                     14,285,318            13,221,166

Restricted cash                                                         200,000               200,000
Other assets                                                            265,083               273,708
                                                             ------------------     -----------------
        Total assets                                                $46,568,529           $39,484,997
                                                             ------------------     -----------------
                                                             ------------------     -----------------

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                  $2,457,047              $987,958
   Accrued expenses                                                   2,570,044             2,322,780
   Deferred revenue                                                   4,907,543             2,903,534
   Current maturities of long-term obligations                        4,064,376             3,934,547
                                                             ------------------     -----------------
        Total current liabilities                                    13,999,010            10,148,819
Long-term obligations, net of current maturities                      5,353,830             5,925,086

Shareholders' equity                                                 27,215,689            23,411,092
                                                             ------------------     -----------------
        Total liabilities and shareholders' equity                  $46,568,529           $39,484,997
                                                             ------------------     -----------------
                                                             ------------------     -----------------



See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



-----------------------------------------------------------------------------------------------------------
                                                                                 Thirteen Weeks Ended
                                                                           November 27,        November 28,
                                                                                   1999                1998
                                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------------


Revenues:
  Contract research, licenses, and subscription fees                         $6,035,002          $5,110,257

Costs and Expenses:
  Research and development                                                    5,341,305           6,813,002
  Selling, general and administrative                                           969,645             910,552
                                                                     ------------------   -----------------
       Total cost and expenses                                                6,310,950           7,723,554
                                                                     ------------------   -----------------
                                                                     ------------------   -----------------

  Interest income                                                               363,671             412,000
  Interest expense                                                             (209,326)           (270,345)
                                                                     ------------------   -----------------
       Net interest income                                                      154,345             141,655
                                                                     ------------------   -----------------
                                                                     ------------------   -----------------

       Net loss                                                               $(121,603)        $(2,471,642)
                                                                     ------------------   -----------------
                                                                     ------------------   -----------------

Net Loss per Common Share:
  Basic and diluted                                                              $(0.01)             $(0.13)
                                                                     ------------------   -----------------
                                                                     ------------------   -----------------

Weighted Average Common Equivalent Shares Outstanding:
  Basic and diluted                                                          18,947,684          18,317,843
                                                                     ------------------   -----------------
                                                                     ------------------   -----------------



See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



------------------------------------------------------------------------------------------------------------
                                                                                  Thirteen Weeks Ended
                                                                           November 27,         November 28,
                                                                                   1999                 1998
                                                                                        (Unaudited)
------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities:
Net loss                                                                      $(121,603)         $(2,471,642)
Adjustments to reconcile net loss to net
    cash povided by operating activities:
      Depreciation and amortization                                             960,624            1,013,122
      Deferred compensation                                                      95,208               40,762
      Changes in assets and liabilities:
          Interest receivable                                                  (298,617)              98,421
          Unbilled costs and fees                                               (56,775)             (61,688)
          Prepaid expenses and other current assets                            (425,779)             122,983
          Accounts payable                                                    1,469,089              (58,510)
          Accrued expenses                                                      247,264              210,365
          Deferred revenue                                                    2,004,009            1,808,601
                                                                      -----------------    -----------------
                   Total adjustments                                          3,995,023            3,174,056
                                                                      -----------------    -----------------

                   Net cash provided by operating activities                  3,873,420              702,414
                                                                      -----------------    -----------------
Cash Flows from Investing Activities:
  Purchases of marketable securities                                         (5,353,510)          (5,657,554)
  Proceeds from sale of marketable securities                                10,396,000            8,290,000
  Purchases of equipment and leasehold improvements                          (1,652,777)             (55,222)
  Decrease in other assets                                                        8,625                7,085
                                                                      -----------------    -----------------

        Net cash provided by investing activities                             3,398,338            2,584,309
                                                                      -----------------    -----------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                        98,877               64,167
  Proceeds from sale of common stock                                          3,732,115                   --
  Payments on long-term obligations                                            (813,426)          (1,327,717)
                                                                      -----------------    -----------------

        Net cash provided by (used in) financing activities                   3,017,566           (1,263,550)
                                                                      -----------------    -----------------

Net Increase in Cash and Cash Equivalents                                    10,289,324            2,023,173
Cash and Cash Equivalents, at beginning of period                            12,802,162           10,978,176
                                                                      -----------------    -----------------

Cash and Cash Equivalents, at end of period                                 $23,091,486          $13,001,349
                                                                      -----------------    -----------------
                                                                      -----------------    -----------------

Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                       $4,800               $7,200
                                                                      -----------------    -----------------
  Interest paid during period                                                  $209,326             $270,345
                                                                      -----------------    -----------------

Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital lease obligations              $372,000             $592,987
                                                                      -----------------    -----------------
                                                                      -----------------    -----------------



See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the 13 week period ended November 27, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 24, 1999.

2.    REVENUE RECOGNITION

    Revenues are from contract research and licenses derived from collaborative agreements with pharmaceutical companies and from government grants and contracts. Revenues from research and development and collaborative agreements are recognized ratably over their respective contract periods. Subscription fees from the PathoGenome-TM- database are recognized ratably over the life of the subscription. Milestone payments from collaborative research and development agreements are recognized when they are achieved. Royalties from the Company's pro licensed technologies are recognized as earned.

    Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

3.   NET LOSS PER COMMON SHARE

    The Company applies Statement of Financial Accounting Standards (SFAS) No.128, EARNINGS PER SHARE. This statement established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted loss per share is the same as basic loss per share for the periods ended November 27, 1999 and November 28, 1998 as the effect of the potential common stock equivalents is antidilutive. Potential common stock equivalents of 3,385,715 and 3,631,756 were excluded from diluted loss per share at November 27, 1999 and November 28, 1998, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At November 27, 1999 and August 31, 1999, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1999 and November 27, 1999 in connection with certain long-term obligations (see Note 7).

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

6.    COMPREHENSIVE INCOME

     The Company applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the thirteen week periods ended November 27, 1999 and November 28, 1998 were the same as reported net loss for those periods.

7.   LONG-TERM OBLIGATIONS

    On February 28, 1997, the Company entered into an equipment lease line of credit under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a variable interest rate of LIBOR (5.375% as of November 27, 1999) plus 2%. On March 9, 1998, the Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit will be utilized to finance laboratory, computer and office equipment. Borrowings under the new credit line are payable in 15 quarterly installments commencing March 31, 1999, at a variable rate of LIBOR plus 1.75%. At any time during the term of this agreement, the Company may elect to convert to a fixed rate loan at the prevailing interest rate. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The Company had approximately $1,953,000 available under the modified line of credit at November 27, 1999.

    On July 31, 1997, the Company entered into a financing arrangement under which it financed $6,000,000 of laboratory and office renovations at its primary Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998. The interest rates range from 7.19% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at November 27, 1999.

    The Company has entered into other capital lease line arrangements under which it financed approximately $9,725,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 7.52% to 10.29%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth, debt to tangible net worth and debt service coverage. The Company has no borrowing capacity under these capital lease agreements at November 27, 1999.

8.   COLLABORATIVE AGREEMENTS

   (a)  ASTRA

    In 1995, the Company entered into a collaboration agreement with AstraZeneca PLC ("Astra"), formerly Astra Hassle AB, to develop pharmaceutical, vaccine, and diagnostic products effective against gastrointestinal infections or any other disease caused by H. PYLORI. The Company granted Astra exclusive access to the Company's H. PYLORI genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's expertise working with H. PYLORI. The agreement provided for a four-year research collaboration to further develop and annotate the Company's H. PYLORI genomic sequence database, with the objective of identifying therapeutic and vaccine targets and developing appropriate biological assays. In August 1999, GTC's portion of the research collaboration concluded and the program transitioned to Astra. The research collaboration resulted in the identification and validation of a number of targets by GTC. These targets, as well as screening assays, were delivered to Astra for high-throughput drug candidate screening. The Company is entitled to future milestone payments and royalties based upon successful development of any products arising from the research collaboration.

    Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to approximately $23 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received approximately $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through November 27, 1999. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement.

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

     For the 13 week periods ended November 27, 1999 and November 28, 1998, the Company recorded revenue of $13,000 and $251,000, respectively, under this agreement, which consisted of sponsored research funding.

   (b)  SCHERING-PLOUGH

    In December 1995, the Company entered into a collaboration and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") providing for the use by Schering-Plough of the genomic sequence of STAPHYLOCOCCUS AUREUS to identify new gene targets for development of antibiotics effective against drug-resistant infectious organisms. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary S. AUREUS genomic sequence database. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

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

     For the 13 week periods ended November 27, 1999 and November 28, 1998, the Company recorded revenue of $587,000 and $711,000, respectively, under this agreement, which consisted of sponsored research funding.

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

    Under this second agreement, the Company has recognized $1,439,000 and $1,944,000 in revenue for the 13 week periods ended November 27, 1999 and November 28, 1998, respectively, which consisted of a sponsored research funding and subcontract activity.

    On September 24, 1997, the Company entered into a third research collaboration and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infection.

    Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the collaboration related to two fungal pathogens, CANDIDA ALBICANS and ASPERGILLUS FUMIGATUS. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for two-and-a-half years with an option to extend. In December 1999, Schering-Plough elected to extend the research program to the full term of the agreement which expires on September 23, 2001. Subject to the achievement of certain scientific milestones, total payments to the Company will approximate $34 million, excluding royalties. Of the total potential payments, approximately $11 million represents license fees and research payments and $23 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's PathoGenome-TM- database (see Note 9).

    For the 13 week period ended November 27, 1999, the Company recorded revenue of $1,654,000 under this third agreement, which consisted of sponsored research funding and a milestone payment. For the 13 week period ended November 28, 1998, the Company recorded revenue of $689,000 under this agreement, which consisted of sponsored research funding.

   (c)  NATIONAL HUMAN GENOME RESEARCH INSTITUTE

    In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute ("NHGRI") of up to $15.6 million over a three year period of which $5 million will be received over the initial 12 months as the Company performs research under the project. For the 13 week period ended November 27, 1999, the Company recorded revenue of $912,000 in connection with the international Human Genome Project.

   (d)  MOUSE GENOME SEQUENCING NETWORK

    In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Mouse Genome Sequencing Network will be composed of several facilities that will be responsible for deciphering the genetic makeup of the mouse. The Company is entitled to receive $12.9 million in funding over the next three years with respect to this agreement of which the Company will receive $2.4 million during the first fiscal period, which ends April 30, 2000 as the Company performs research under the project. For the 13 week period ended November 27, 1999, the Company recorded revenue of $51,000 in connection with the Mouse Genome Project.

   (e)  bioMerieux ALLIANCE

    In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome-TM-database, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock at $5.53 per share. The total amount of guaranteed research and development funding and PathoGenome-TM- database subscription for the first year, and the proceeds from the sale of the common stock, approximates $6.2 million. The research and development funding will be recognized ratably over the four year term of the agreement. For the 13 week period ended November 27, 1999, the Company recorded revenue of $89,000 under this agreement.

(9)  DATABASE SUBSCRIPTIONS

    The Company has entered into PathoGenome-TM- database subscriptions with Bayer AG, Bristol-Meyers Squibbs, Scriptgen Pharmaceuticals, Inc., Schering-Plough, Hoechst Marion Roussel and bioMerieux. The database subscription provides nonexclusive access to the Company's genome sequence database, PathoGenome-TM- and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenome-TM- database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

    The Company has recognized $1,063,000 and $1,242,000 in revenue under these subscription agreements for the 13 week periods ended November 27, 1999 and November 28, 1998, respectively.

(10)  SUBSEQUENT EVENT

    In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

    The agreement calls for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayrst's drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst will pay the Company an up-front license fee, fund a multi-year research program, make milestone payments and pay royalties on sales of therapeutics products developed from this collaboration. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million.

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

    The Company does not anticipate revenues on a sustained basis until such time that therapeutic, vaccine and diagnostic products based on the Company's research efforts are commercialized, if at all. The Company's product development strategy is to form collaborations with pharmaceutical and biotechnology companies accessing drug discovery and clinical development capabilities that currently do not exist at the Company. In the pharmaceutical alliances, the Company generates revenues from license fees, sponsored research and milestone payments during the term of the collaboration. Once a product resulting from the research collaboration is commercialized, the Company is entitled to receive royalty payments based upon product revenues. Additionally, the Company sells non-exclusive licenses to access its proprietary PathoGenome-TM- database. The sale of this database generates subscription revenue over the term of the subscription with the potential for royalty payments to the Company from future product sales. The expectations of these collaborations are to result in the discovery and commercialization of novel therapeutics, vaccines, and diagnostics. In order for a product to be commercialized based on the Company's research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, the Company does not expect to receive royalties based upon product revenues for many years. Additionally, the Company sells, as a contract service business, its core competency in providing high quality genomic sequencing information to pharmaceutical companies, governmental agencies, and academic institutions.

    The Company's primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to the Company's PathoGenome-TM- database and government research grants and contracts. As of January 2000, the Company has six collaborative research agreements and has sold six subscriptions to its PathoGenome-TM- database. The Company entered into a corporate collaboration with AstraZeneca PLC, formerly Astra Hassle AB, ("Astra") to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. PYLORI. In August 1999, the Company's portion of the research collaboration concluded and the program transitioned to Astra. The Company is entitled to receive additional milestone payments and royalties based upon the development by Astra of any products from the research collaboration. The

Company entered into a corporate collaboration with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough") in December 1995 providing for the use by Schering-Plough of the Company's S. AUREUS genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, the Company entered into its second research collaboration with Schering-Plough to identify genes and associated proteins that can be utilized by Schering-Plough to develop new pharmaceuticals for treating asthma. In September 1997, the Company established its third research collaboration with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections. In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO pathogen diagnostic products for human clinical and industrial applications. As part of the collaboration, bioMerieux has purchased a subscription to the Company's PathoGenome-TM- database and made an equity investment. In December 1999, the Company entered into strategic alliance with Wyeth-Ayerst Laboratories to develop, novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

    In May 1997, the Company introduced its proprietary PathoGenome-TM- database and sold its first subscription. Since that date, the Company has sold five additional subscriptions. Under these agreements, the subscribers received a non-exclusive license to access the Company's PathoGenome-TM- database and associated information relating to microbial organisms.

    Since 1989, the Company has been awarded a number of research grants and contracts by various agencies of the United States government related to the government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen the Company's genomics technology base and enhance the expertise of its scientific personnel. In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full-scale effort to sequence the human genome. The Company will receive funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period of which $5 million is guaranteed over the initial twelve months. In October 1999, the Company was named as one of the pilot centers in the Mouse Genome Sequencing Network. The Company will participate in deciphering the genetic makeup of the mouse. The Company will receive funding from the NHGRI of up to $12.9 million over a three-year period of which $2.4 million is guaranteed over the initial seven months. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by the Company of certain scientific milestones.

    The Company has incurred significant losses, since inception, with an accumulated deficit of approximately $66,819,000 at November 27, 1999. The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under existing and new collaborative agreements and government research grants and contracts. The Company is subject to risks common to companies in its industry including unproven technology and business strategy, availability of, and competition for, family resources, reliance upon collaborative partners and others, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, healthcare reform and related matters, product liability exposure, and volatility of the Company's stock price.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED NOVEMBER 27, 1999 AND NOVEMBER 28 , 1998

REVENUE

     Contract research, licenses, and subscription fees increased 18% to $6,035,000 for the 13 week period ended November 27, 1999 from $5,110,000 for the 13 week period ended November 28, 1998 due primarily to revenue earned under the Company's government research grant with the National Human Genome Research Institute (NHGRI) to participate in the international Human Genome Project, as well as a milestone payment received this quarter under the Company's antifungal collaboration with Schering-Plough.

COSTS AND EXPENSES

     Total costs and expenses decreased 18% to $6,311,000 for the 13 week period ended November 27, 1999 from $7,724,000 for the 13 week period ended November 28, 1998. Research and development expense, which includes company-sponsored research and development, and research funded pursuant to arrangements with the Company's corporate collaborators and government agencies, decreased by 22% to $5,341,000 for the 13 week period ended November 27, 1999 from $6,813,000 for the 13 week period ended November 28, 1998. The reduction in research and development expenses was primarily attributable to the Company's decision to focus its investment in selected internally funded programs, specifically in the area of microbial genetics and pharmacogenomics. The reduction consisted primarily of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

     Selling, general and administrative expenses increased by 6% to $970,000 for the 13 week period ended November 27, 1999 from $911,000 for the 13 week period ended November 28, 1998. The increase in selling, general and administrative expenses was primarily due to an increase in compensation expense associated with the Company's restricted stock plan.

INTEREST INCOME AND EXPENSE

     Interest income decreased 12% to $364,000 for the 13 week period ended November 27, 1999 from $412,000 for the 13 week period ended November 28, 1998 reflecting a decrease in funds available for investment during as a result of cash being utilized to fund the Company's operations.

     Interest expense decreased 23% to $209,000 for the 13 week period ended November 27, 1999 from $270,000 for the 13 week period ended November 28, 1998. The decrease in interest expense was attributable to the decrease in the Company's outstanding balances under long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash have been revenue from collaborative research agreements and subscription fees, revenue from government grants and contract, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

    As of November 27, 1999, the Company had cash, cash equivalents, restricted cash and long and short-term marketable securities of approximately $30,309,000. The Company has various arrangements under which it can finance certain office and laboratory equipment and leasehold improvements. At November 27, 1999, the Company had approximately $1,953,000 available under these arrangements for future borrowings. At November 27, 1999, the Company had an aggregate of approximately $9,418,000 outstanding under its borrowing arrangements which is repayable over the next 36 months, of which $4,064,000 is repayable within the next 12 months. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances.

    The Company's operating activities provided cash of approximately $3,873,000 for the 13 week periods ended November 27, 1999 due to an increase in deferred revenue, accounts payable and accrued expenses. The increase in accounts payable reflects the purchase of laboratory equipment which will eventually be financed through the Company's existing or new equipment financing arrangements. The increase in deferred revenue represents cash received under the bioMerieux alliance prior to revenue recognition. The Company's operating activities provided cash of approximately $702,000 for the 13 week periods ended November 28, 1998, due to an increase in deferred revenue and accrued expenses, partially offset by cash used to fund the Company's operations.

    For the 13 week periods ending November 27, 1999 and November 28, 1998, the Company's investing activities provided cash of approximately $3,398,000 and $2,584,000, respectively, through the conversion of its marketable securities to cash and cash equivalents, partially offset by the purchase of laboratory and computer equipment.

Capital expenditures, including property and equipment acquired under capital leases, totaled $2,025,000 for the 13 week period ended November 27, 1999 consisting primarily of laboratory, and computer equipment. The Company currently estimates that it will acquire an additional $1,300,000 in capital equipment in fiscal 2000 consisting primarily of computer and laboratory equipment which it intends to finance under existing and new equipment financing arrangements, yet to be negotiated. The Company is currently in discussions with several potential sources of equipment financing.

     The Company's financing activities provided cash of approximately $3,018,000 for the 13 week period ended November 27, 1999 primarily from the sale of equity securities, exercise of stock options, net of payments of long-term obligations. Financing activities used cash of approximately $1,264,000 for the 13 week period ended November 28, 1998 primarily for payments of long-term obligations.

    At August 31, 1999, the Company had net operating loss and tax credits (investment and research) carryforwards of approximately $63,785,000 and $3,137,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of these losses are expiring due to the limitation of the carryforward period.

    The Company believes that its existing capital resources are adequate to meet its cash requirements for approximately two years under its current rate of investment in research and development. There is no assurance, however, that changes in the Company's plans or events affecting the Company's operations will not result in accelerated or unexpected expenditures.

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

IMPACT OF YEAR 2000

    Many currently installed computer systems and software applications are designed to accept only two-digit entries in the date code field used to identify years. These date code fields require modification to recognize twenty-first century years. As a result, computer systems and software applications used by many companies may need to be upgraded to comply with the Year 2000 requirements. There is some uncertainty concerning the potential effects of failure to comply with all such requirements.

    The Company had performed an extensive inventory and testing of its electronic equipment, computer systems, software applications, and genomic database storage and retrieval systems used both internally and sold to its customers, to identify which systems may be impacted by Year 2000. The Company formed a Y2K Task Force with coordinators from every department, which identified the Company's mission-critical systems. The Company completed its assessment and developed a comprehensive compliance program, using internal and external resources to address Year 2000 issues. The compliance program incorporated best practices from such sources as the General Services Administration and the Government Accounting Office (see www.y2k.gov). The program included an evaluation and testing of its internally developed operating systems and internally used financial and administration systems. Externally, the program had solicited compliance certificates from third-party software and equipment vendors as well as statements of readiness from major suppliers. The Company had developed a contingency plan for critical aspects for its systems and operations to address problems that may arise despite our Year 2000 compliance efforts.

     As of January 7, 2000, the Company had not detected any system failures or issues related to the Year 2000 changeover. The Company will continue to monitor the performance of its electronic systems as well as its major suppliers to ensure that its operations will not be impacted by Year 2000 issues. The Company has incurred approximately $475,000 to date on the year 2000 initiative, which consists of $450,000 in fiscal 1999 and $25,000 in fiscal 2000. The Company anticipates no further expenditures related to Y2K unless significant problems occur.

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

            None

Item 5.  OTHER INFORMATION

            None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            10.47 Collaboration and License Agreement between the Company and bioMerieux, Incorporated, dated September 30, 1999*

         b) REPORTS ON FORM 8-K

            None.

---------------------
* Confidential treatment requested with respect to a portion of this exhibit.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.


                                           Genome Therapeutics Corp.

                                             /s/ Philip V. Holberton
                                           ---------------------------
                                               Philip V. Holberton
                                          (Principal Financial Officer)


Date: January 11, 1999