Form 10-K405/A
period 1999-08-31
GENOME THERAPEUTICS CORP
filed 2000-02-15
CIK 356830

 ------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended August 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to _________

                         Commission file number 0-10824

                            GENOME THERAPEUTICS CORP.
             (Exact name of registrant as specified in its charter)

                 Massachusetts                            42-297484
(State or other jurisdiction of incorporation            (IRS Employer
               or organization)                        Identification No.)

100 Beaver Street, Waltham, Massachusetts                   02154
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (781) 398-2300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting held by non-affiliates of the registrant as of November 19, 1999 was approximately $ 65,061,842.

     The number of shares outstanding of the registrant's common stock as of November 19, 1999 was 19,264,408.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Amendment to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on November 24, 1999 is being filed solely for the purposes of filing Part III of the Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth the directors of the Company, their ages and a description of their principal occupations. The principal occupations and business experience of the directors for the past five years have been with the employers indicated in the table below, although in some cases they have held different positions with such employers.

                 NAME                   AGE                      PRINCIPAL OCCUPATION                       DIRECTOR
                 ----                   ---                    AND OTHER DIRECTORSHIPS                       SINCE
                                                               -----------------------                      --------

Robert J. Hennessey.................    58   Mr. Hennessey became Chief Executive Officer and President       1993
                                             of the Company in March 1993 and was elected Chairman of
                                             the Board in May 1994. From 1990 to March 1993, Mr.
                                             Hennessey was President of Hennessey & Associates, Ltd., a
                                             consulting firm, and from 1980 to 1990, he was a Vice
                                             President of Sterling Drug, Inc., a pharmaceutical company.

Philip Leder, M.D. .................    65   Dr. Leder, a director of the Company, has served as the          1994
                                             John Emery Andrus  Professor of Genetics and Chairman of the
                                             Department of Genetics at Harvard Medical School since
                                             1980. He has also been a Senior Investigator of the Howard
                                             Hughes Medical Institute since 1986. Dr. Leder is a
                                             director of Monsanto Company, Inc.

Lawrence Levy.......................    76   Mr. Levy, a director of the Company, is Chairman of the          1986
                                             Board of Directors and President of Northern Ventures
                                             Corporation, international management and business consulting firm. He has held this position since 1982.

Steven M. Rauscher..................    46   Mr. Rauscher is a director of the Company and has been the       1993
                                             Chief Executive Officer and a director of Affiliated Research
                                             Centers, Inc. since 1995. From 1993 to 1995, Mr. Rauscher was
                                             President and Chief Executive Officer of Pharmedic Company, a
                                             biopharmaceutical company and from 1976 to 1993, he was Vice
                                             President of Abbott Laboratories, a biopharmaceutical
                                             company.

Norbert G. Riedel, Ph.D. ...........    42   Dr. Riedel is currently President of the Recombinant             1999
                                             Strategic Business Unit for Baxter Hyland Immuno, a division of Baxter Healthcare Corp. From 1991 to 1998, Dr. Riedel
                                             served in various research and management positions at
                                             Hoechst Marion Roussel, Inc. where his most recent
                                             responsibility was Head of Global Biotechnology and the
                                             Hoechst Ariad Genomic Center. From 1984 to 1992, Dr. Riedel
                                             held various academic appointments at Harvard University,
                                             Boston University School of Medicine and Massachusetts
                                             Institute of Technology.

Marc B. Garnick, M.D. ..............    52   Dr. Garnick is currently Executive Vice President and Chief      1999
                                             Medical Officer at Praecis Pharmaceuticals, Inc. and Clinical
                                             Professor of Medicine at Harvard Medical School. From 1987 to
                                             1994, Dr. Garnick was Vice President, Clinical Development at
                                             Genetics Institute. From 1978 to 1998, Dr. Garnick held
                                             various academic and hospital appointments at Harvard Medical
                                             School, the Dana Farber Cancer Institute and the Brigham and
                                             Women's Hospital.

EXECUTIVE OFFICERS

         The following table list the executive officers of the Company who are not also directors of the Company:

                         NAME                                     POSITION
                         ----                                     --------

Richard D. Gill......................................   President and Chief Operating Officer
Philip V. Holberton..................................   Treasurer and Chief Financial Officer
Christopher T. Kelly.................................   Senior Vice President - Strategic Planning and
                                                        Business Development

         Richard D. Gill was appointed President and Chief Operating Officer effective December 1999. Since 1994, he served as Senior Vice President & General Manager of BTG International, Inc., a subsidiary of BTG plc. From 1990-1994, Dr Gill was Vice President of BTG USA, Inc., establishing BTG plc's presence in the United States.

         Philip V. Holberton was appointed Treasurer and Chief Financial Officer for the Company effective May 1999. Since 1995, he has been an independent contractor, serving corporations as its Chief Financial Officer. He served as a contract Chief Financial Officer for BioSepra, Inc. from August 1998 to December 1999. From 1991 to 1995, he was Chief Financial Officer of Cambridge NeuroScience, Inc., a biotechnology company.

         Christopher T. Kelly has been Senior Vice President Strategic -- Planning and Business Development since March 1997. Prior to joining the Company, Mr. Kelly served as President and Chief Executive Officer of Spectral Pharmaceuticals, Inc., a company which he co-founded in 1993. Prior to Spectral, he was Vice President of Commercial Development at Triplex Pharmaceutical Corporation. From March 1986 to March 1992, Mr. Kelly held senior strategic planning and business development positions at Sterling Drug, Inc., serving as Vice President Business Development from March 1989 to March 1992. Mr. Kelly previously held senior marketing positions with Boehringer Mannheim Corporation, Cooper Biomedical, Inc. and Hoffmann-LaRoche Inc.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION


         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and other executive officers who earned more than $100,000 for the fiscal year ended August 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                             FISCAL      SALARY ($)        BONUS ($)       STOCK/OPTIONS            ALL OTHER
                                              YEAR       ----------        ---------          SARS (#)           COMPENSATION(1)
                                              ----                                            --------           ---------------
                                                       ANNUAL COMPENSATION                   LONG-TERM COMPENSATION AWARDS
                                                       -------------------                   -----------------------------

Robert J. Hennessey......................     1999           290,000             -                -                  19,799
Chairman, President/CEO                       1998           281,634        20,625                -                  26,684
                                              1997           266,635        40,000                -                  83,015
Fenel M. Eloi............................     1999           139,754(2)     12,000                -                   2,192
Sr. Vice President,                           1998           158,461        21,000           25,100                   3,000
CFO & Treasurer                               1997           138,003        24,000           15,100                  17,589
Christopher T. Kelly.....................     1999           174,982        12,750                -                  19,024
Sr. Vice President -                          1998           169,807        25,000           10,000                  36,652
Strategic Planning and Business               1997            54,807(3)     15,000          165,000                   4,450
Development


-----------

(1) These amounts represent Company contributions to the Company's 401(k) Plan, relocation expenses and other executive compensation allowances.

(2)  Mr. Eloi resigned from the Company effective May 21, 1999.

(3)  Mr. Kelly's salary in 1997 reflects 4 months of employment.

EXECUTIVE EMPLOYMENT AGREEMENT

         Robert J. Hennessey, Chairman of the Board, President and Chief Executive Officer of the Company, has an employment agreement with the Company, which commenced March 15, 1996. The agreement is subject to automatic extension annually thereafter unless prior written notice of nonrenewal is given. Mr. Hennessey's current base salary is $305,000, and is subject to increase each year, as determined by the Board of Directors or Stock Option and Compensation Committee. The percentage of the increase must be at least equal to the percentage increase, if any, during the preceding year in the Consumer Price Index - Boston Region. The agreement entitles Mr. Hennessey to receive bonuses based on the Company's achievement of certain operating and financial goals. The Board (or a committee of the Board) shall determine the amount of any bonus pursuant to the agreement. Mr. Hennessey also received certain other compensation allowances, as approved by the Board, equal to $16,949. Upon hiring, Mr. Hennessey was awarded non-qualified stock options to purchase 1,600,000 shares of Common Stock at an exercise price of $1.625 per share, all of which were vested as of August 31, 1999. In February, 1996, Mr. Hennessey was also awarded non-qualified stock options to purchase up to 300,000 shares of Common Stock, at an exercise price of $8.87 per share, the fair market value of the Common Stock on the date of the grant. As of August 31, 1999, 175,000 options have vested and the balance of the 125,000 options by their terms vest on December 21, 2005 or earlier if the average closing price of the Common Stock for a period of 10 out of 20 consecutive trading days is $14.25 or higher.

         Mr. Hennessey's options shall become fully vested upon the occurrence of a change in control (as defined). In addition, the agreement provides for the continuation of all compensation and benefits for a period equal to the lesser of the remaining term of the agreement or 8 months in the event that Mr. Hennessey's employment is terminated without cause (as defined) or terminates with good reason (as defined). In the event that Mr. Hennessey's employment is terminated by the Company within 12 months following a change in control (as defined) for any reason other than cause, the Company will pay him a lump sum cash payment equal to two times the base salary and bonus paid to Mr. Hennessey for the calendar year preceding the year in which the change in control occurs, and together with all accrued obligations (as defined). The agreement contains customary confidentiality and non-competition clauses.

         The following table reflects the stock options granted by the Company to the named executive officers for the fiscal year ending August 31, 1999:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             OPTIONS/SARS      % OF TOTAL       EXERCISE OR BASE     EXPIRATION        5%           10%
                             GRANTED (#)      OPTIONS/SARS            PRICE             DATE           --           ---
                             -----------       GRANTED TO           ($/SHARE)
                                              EMPLOYEES IN          ---------
                                               FISCAL YEAR
                                               -----------
                                                      INDIVIDUAL GRANTS                               POTENTIAL REALIZED
                                                      -----------------                           VALUE AT ASSUMED RATES OF
                                                                                                   STOCK PRICE APPRECIATION
                                                                                                      FOR OPTION TERM(1)
                                                                                                      ------------------

Robert J. Hennessey.......               -                   -                   -              -            -             -
Fenel M. Eloi.............       34,255(2)               3.37%              $4.230       11/10/08      $22,495      $121,647
Christopher T. Kelly......      140,250(2)               13.8%               4.230       11/10/08       92,100       498,060


-----------

(1) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionholders' continued employment through the option period, and the date on which the options are exercised.

(2) These non-qualified stock options were granted as part of the Company's stock options repricing program, which replaces previously, issued option grants that were forfeited under the terms of the repricing plan. The repriced options have a term of ten years and include a dual faceted vesting schedule based upon vested/unvested options at the date of repricing. The vesting period for repriced vested and unexcerised options commenced with the date of repricing. The Black-Scholes valuation model was used to determine the exercise price.

         The following table sets forth the aggregate dollar value of all Options/SARs exercised and the total number of unexercised Options/SARs held on August 31, 1999 by each of the named executive officers.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

NAME                            SHARES ACQUIRED           VALUE            NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
----                            ON EXERCISE (#)        REALIZED ($)       OPTIONS/SARS AT FISCAL            IN-THE-
                                ---------------        ------------             YEAR-END(#)          MONEY OPTIONS/SARS AT
                                                                         EXERCISABLE/UNEXERCISABLE          FISCAL
                                                                         -------------------------        YEAR-END($)
                                                                                                         EXERCISABLE/
                                                                                                       UNEXERCISABLE(1)
                                                                                                       ----------------

Robert J. Hennessey..........                    0                    0           1,405,000/125,000            $3,613,740/0
Fenel M. Eloi................                3,875               $5,212                    19,667/0                 2,803/0
Christopher T. Kelly.........                    0                    0              27,198/123,050            8,224/38,479


-----------

(1) The closing price of the Common Stock on August 31, 1999 was $4.5625 as reported by NASDAQ National Market. Value is calculated on the basis of the difference between the Option/SAR grant price and $4.5625 multiplied by the number of shares of Common Stock underlying the Option/SAR.

         NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, IN WHOLE OR PART, THE FOLLOWING REPORT AND THE PERFORMANCE GRAPH ON PAGE 6 SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

              REPORT OF THE STOCK OPTION AND COMPENSATION COMMITTEE

         The Stock Option and Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company consists of Messrs. Rauscher and Levy and Dr. Riedel, Committee Chairman. The Committee's responsibilities include recommending to the Board of Directors the compensation of the Company's executive officers, administering the Company's stock option plans and approving the grant of stock options to employees of, and consultants to, the Company. No member of the Committee was an officer or employee of the Company during the year ended August 31, 1999.

         The Company's executive compensation programs reflect input and recommendations from the Company's Chief Executive Officer. The Compensation Committee reviews his proposals concerning executive compensation and makes a recommendation to the Board of Directors concerning the scope and nature of compensation arrangements. It is the Company's current policy to establish, structure and administer compensation plans and arrangements so that the deductibility to the Company of such compensation will not be limited under
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The Company and Mr. Hennessey are parties to an employment agreement. During the year ended August 31, 1999 Mr. Hennessey received a salary of $290,000 and compensation allowances of $16,949 under the agreement. Pursuant to the agreement, in March 1993 and March 1996, Mr. Hennessey was granted an option to purchase up to 1,600,000 and 300,000 shares of the Company's Common Stock respectively. See "Executive Compensation - Executive Employment Agreements." Mr. Hennessey's continues to have rights to 1,530,000 outstanding options, and is a shareholder in the Company. Effective in 1999, the Company changed Mr. Hennessey's annual performance review date to September, to coincide with the Company's fiscal year period.

         Under Mr. Hennessey's employment with the Company, Mr. Hennessey receives an annual adjustment to the base salary equal to the CPI. The overall base salary adjustment for the fiscal year also includes pro rated merit to reflect change in review date. Mr. Hennessey's change in fiscal year base compensation was influenced primarily by the Company's performance over the fiscal year period and his overall performance in achieving certain predefined business objectives.

OFFICERS COMPENSATION

         The Company maintains compensation and incentive programs designed to motivate, retain, and attract key management talent. The compensation levels provided for the Company's executive officers reflect incumbent performance and future potential, appropriate benchmark survey data, and company performance and financial position.

         The Chief Executive Officer determines the compensation of executive officers by taking into consideration the above factors. The Chief Executive Officer provides recommendations to the Stock Option and Compensation Committee for the proposed remuneration of the Company's officers based on achievement of both individual and company performance.

         Officer compensation is generally composed of cash compensation and option grants. The Company promotes the use of stock options to align the interests of its employees with those of the Company's shareholders. Options generally vest over a period of years. Factors considered in making option awards include the officer's option holdings, competitive position, importance to the Company, performance, and future potential to the Company.

OTHER MATTERS

         As part of the Company's ongoing effort to retain its employees and in light of intense competition for qualified individuals, the Stock Option and Compensation Committee, at the Direction of the Board of Directors, approved a one time stock option repricing program in November 1998. The program was offered to all employees with the exception of the Chief Executive Officer. The terms and conditions of the program included forfeitures, a renewed vesting period, and a strike price based upon the Black-Scholes valuation model.

                                  STOCK OPTION AND COMPENSATION COMMITTEE
                                  Norbert Riedel, Chairman
                                  Lawrence Levy
                                  Steven M. Rauscher

                                PERFORMANCE GRAPH



NOTE: The stock price performance shown on the graph below is not necessarily indicative of future price performance.



                   AUG-94    AUG-95    AUG-96    AUG-97    AUG-98    AUG-99
                   ------    ------    ------    ------    ------    ------
GENOME THER         100       388       456       397       116       228
S & P 500           100       121       144       203       219       307
HAMBRECHT &         100       133       148       157       141       357

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
               AMONG GENOME THERAPEUTICS CORP., THE S&P 500 INDEX
                  AND THE HAMBRECHT & QUIST BIOTECHNOLOGY INDEX

         The graph below compares the relative cumulative total returns to the Company's shareholders with the cumulative total of the S&P 500 Index and the Hambrecht & Quist Biotechnology Index over the last five years.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
           AMONG GENOME THERAPEUTICS CORPORATION, THE S & P 500 INDEX
                        AND THE H & Q BIOTECHNOLOGY INDEX



*$100 invested on 8/31/94 in stock or index including reinvestment of dividends. Fiscal year ending August 31.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, certain information regarding all shareholders known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock, and the stock ownership of the Company's current directors and nominees, and of all directors and executive officers of the Company as a group:

     NAME AND ADDRESS OF                                                 AMOUNT AND NATURE OF        PERCENT
     BENEFICIAL OWNER(1)                                                 BENEFICIAL OWNERSHIP       OF CLASS
     -------------------                                                 --------------------       ---------

     Marc B. Garnick............................................               10,701(3)                 *
     Robert J. Hennessey........................................            1,445,000(2)              7.4%
     Philip Leder...............................................              226,567(3)              1.2%
     Lawrence Levy..............................................               12,944(3)                 *
     Steven M. Rauscher.........................................               77,597(3)                 *
     Norbert G. Riedel..........................................                9,593(3)                 *
     All directors and officers as a group (9 persons)..........            1,939,567(4)              9.9%


-----------

*Less than 1%.

(1) The address of all such persons is c/o the Company, 100 Beaver Street, Waltham, Massachusetts, 02453.

(2) Includes 1,405,000 shares, which are issuable upon the exercise of vested options.

(3) Includes 6,250 shares for Dr. Garnick, 220,000 shares for Dr. Leder, 10,000 shares for Mr. Levy, 70,000 shares for Mr. Rauscher, and 6,250 shares for Dr. Riedel which shares are issuable upon the exercise of vested options or options which are to become vested within 60 days following December 31, 1999. Includes 4,451 shares for Dr. Garnick, 6,567 shares for Dr. Leder, 2,944 shares for Mr. Levy, 7,597 shares for Mr. Rauscher, and 3,343 shares for Dr. Riedel, which shares are deferred and issuable upon the earlier of three years from the grant date or the date upon which the grantee ceases to be a director of the Company. Excludes options which have been granted to directors and officers but which will not become vested within 60 days following December 31, 1999.

(4) Includes a total of 1,868,165 shares which may be issuable upon the exercise of vested options or options which are to become vested within 60 days following December 31, 1999. Includes 24,902 shares which are deferred and issuable upon the earlier of three years from the grant date or the date upon which the grantee ceases to be a director of the Company. Excludes options which have been granted to directors and officers but which will not become vested within 60 days following December 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Genome Therapeutics Corp.


                                        By: /s/  Philip V Holberton
                                            -----------------------
                                            Title:  Chief Financial Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Hennessey and Philip V. Holberton and each of them, with full power to act without the other, his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this registration statement, including post-effective amendments, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any substitutes lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.


    Name                                     Title                                          Date
    ----                                     -----                                          ----

/s/ Robert J. Hennessey                    Chairman of the Board;                         February 15, 2000
--------------------------                 President and Chief
Robert J. Hennessey                        Executive Officer (Principal
                                           Executive Officer)


/s/ Marc B. Garnick                        Director                                       February 15, 2000
--------------------------
Marc B. Garnick


/s/ Philip Leder                           Director                                       February 15, 2000
--------------------------
Philip Leder


/s/ Lawrence Levy                          Director                                       February 15, 2000
--------------------------
Lawrence Levy


/s/ Steven M. Rauscher                     Director                                       February 15, 2000
--------------------------
Steven M. Rauscher


/s/ Norbert G. Riedel                      Director                                       February 15, 2000
---------------------------
Norbert G. Riedel


/s/ Philip V. Holberton                    Chief Financial Officer                        February 15, 2000
--------------------------                 (Principal Financial Officer)
Philip V. Holberton


/s/ Manny J. Bougoules                     Controller (Principal                          February 15, 2000
---------------------------                Accounting Officer)
Manny J. Bougoules