Form 10-Q/A
period 1999-11-27
GENOME THERAPEUTICS CORP
filed 2000-03-21
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                   Form 10Q/A

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
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                            20,600,719
        --------------                  -----------------------------
        $.10 Par Value                   Outstanding March 17, 2000

                                     Part II

Item 2.  CHANGES IN SECURITIES

            On October 8, 1999 the Registrant issued and sold to bioMerieux Alliance sa 678,610 shares of its common stock in reliance on Section 4(2) of the Securities Act for an aggregate consideration of $3,750,000. This sale was made without general solicitation or advertising, to an investor who was sophisticated.

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