Form 10-Q
period 2000-02-26
GENOME THERAPEUTICS CORP
filed 2000-03-22
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: FEBRUARY 26, 2000

                      Commission File No: 0-10824

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

                               100 BEAVER STREET
                               -----------------
                          WALTHAM, MASSACHUSETTS 02453
                          ----------------------------

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (781) 398-2300
                                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        COMMON STOCK                                20,600,719
        ------------                                ----------

       $.10 PAR VALUE                     Outstanding March 21, 2000
       --------------

                    Genome Therapeutics Corp. and Subsidiaries


           Index to Financial Information (Unaudited) and Other Information


                                                                                                Page

Part I
Financial Information  (Unaudited):

     Consolidated Condensed Balance Sheets as of                                                   3
         August 31, 1999  and February 26, 2000

     Consolidated Condensed Statements of Operations                                               4
         for the twenty-six  week periods ended
         February 27, 1999 and February 26, 2000

     Consolidated Statements of Cash Flows for the                                                 5
         twenty-six week periods ended February 27, 1999
         and February 26, 2000

     Notes to Consolidated Condensed Financial Statements for the                               6-14
         twenty-six week periods ended February 27, 1999 and February 26, 2000

     Management's Discussion and Analysis of Financial                                         15-20
         Conditions and Results of Operations

Part II
Other Information:
         Other Information                                                                        21

         Signature                                                                                23

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------
                                                                        August 31,            February 26,
                                                                              1999                      2000
                                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                               $12,802,162           $28,381,795
   Marketable securities                                                    12,060,230             7,309,650
   Interest receivable                                                         448,192               454,467
   Unbilled costs and fees                                                      35,328                81,077
   Prepaid expenses and other current assets                                   324,211               669,342
   Note receivable from former officer                                         120,000               120,000

                                                                    -------------------    ------------------
        Total current assets                                                25,790,123            37,016,331

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                                      15,844,262            18,134,397
   Leasehold improvements                                                    8,205,701             8,217,451
   Equipment and furniture                                                   1,344,703             1,359,887
                                                                    -------------------    ------------------
                                                                            25,394,666            27,711,735
   Less accumulated depreciation
       and amortization                                                     12,173,500            14,145,172
                                                                    -------------------    ------------------
                                                                            13,221,166            13,566,563

Restricted cash                                                                200,000               200,000
Other assets                                                                   273,708               251,458

                                                                    -------------------    ------------------
        Total assets                                                       $39,484,997           $51,034,352
                                                                    -------------------    ------------------
                                                                    -------------------    ------------------

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                           $987,958              $941,736
   Accrued expenses                                                          2,322,780             4,229,858
   Deferred revenue                                                          2,903,534             4,641,041
   Current maturities of long-term obligations                               3,934,547             4,406,862
                                                                    -------------------    ------------------
        Total current liabilities                                           10,148,819            14,219,497
Long-term obligations, net of current maturities                             5,925,086             5,760,357

Shareholders' equity                                                        23,411,092            31,054,498

                                                                    -------------------    ------------------
        Total liabilities and shareholders' equity                         $39,484,997           $51,034,352
                                                                    -------------------    ------------------
                                                                    -------------------    ------------------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------------------------
                                                          Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                                    February  27,        February  26,       February  27,    February  26,
                                                          1999                2000                 1999             2000
                                                                      (Unaudited)                              (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Revenues:

  Contract research, licenses,
subscription fees and royalties                     $6,402,743          $7,805,171          $11,513,000         $13,840,173

Costs and Expenses:
  Research and development                           6,672,665           6,408,241           13,485,667          11,749,546
  Selling,general and administrative                 1,151,871           1,718,304            2,062,423           2,687,949
                                              -----------------   -----------------    -----------------   -----------------
       Total costs and expenses                      7,824,536           8,126,545           15,548,090          14,437,495

                                              -----------------   -----------------    -----------------   -----------------
Loss from operations                               (1,421,793)           (321,374)          (4,035,090)           (597,322)

  Interest income                                      462,405             435,596              874,405             799,267
  Interest expense                                   (258,715)           (187,125)            (529,060)           (396,451)

                                              -----------------   -----------------    -----------------   -----------------
       Net interest income                             203,690             248,471              345,345             402,816
                                              -----------------   -----------------    -----------------   -----------------
                                              -----------------   -----------------    -----------------   -----------------
       Net loss                                   ($1,218,103)           ($72,903)         ($3,689,745)          ($194,506)
                                              -----------------   -----------------    -----------------   -----------------
                                              -----------------   -----------------    -----------------   -----------------
Net Loss per Common Share:
  Basic and diluted                                    ($0.07)             ($0.00)              ($0.20)             ($0.01)
                                              -----------------   -----------------    -----------------   -----------------
                                              -----------------   -----------------    -----------------   -----------------
Weighted Average Common Shares Outstanding:
  Basic and diluted                                 18,352,272          19,843,446           18,335,058          19,395,565
                                              -----------------   -----------------    -----------------   -----------------
                                              -----------------   -----------------    -----------------   -----------------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Twenty-six Weeks Ended
                                                                                             February 27,         February 26,
                                                                                                     1999                 2000
                                                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                                     ($3,689,745)           ($194,506)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                             2,048,147            1,976,058
      Deferred compensation                                                                        86,575              469,705
      Changes in assets and liabilities:
          Interest receivable                                                                     223,817              (6,275)
          Unbilled costs and fees                                                                  40,413             (45,749)
          Prepaid expenses and other current assets                                               172,542            (345,131)
          Accounts payable                                                                      (115,590)             (46,222)
          Accrued expenses                                                                       (31,959)            1,907,078
          Deferred revenue                                                                      1,274,263            1,737,507
                                                                                        ------------------   ------------------
                   Total adjustments                                                            3,698,208            5,646,971
                                                                                        ------------------   ------------------

                   Net cash provided by operating activities                                        8,463            5,452,465
                                                                                        ------------------   ------------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                                         (11,135,157)         (21,125,970)
  Maturities of marketable securities                                                          19,608,000           25,876,550
  Purchases of equipment and leasehold improvements                                             (424,997)                    0
  Decrease in other assets                                                                         23,990               22,250
                                                                                        ------------------   ------------------

        Net cash provided by investing activities                                               8,071,836            4,772,830
                                                                                        ------------------   ------------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                                                    0            3,732,115
  Proceeds from exercise of stock options                                                          73,992            3,636,092
  Payments on long-term obligations                                                           (2,829,361)          (2,013,869)
                                                                                        ------------------   ------------------

        Net cash (used in) provided by financing activities                                   (2,755,369)            5,354,338
                                                                                        ------------------   ------------------

Net Increase in Cash and Cash Equivalents                                                       5,324,930           15,579,633
Cash and Cash Equivalents, at beginning of period                                              10,978,176           12,802,162
                                                                                        ------------------   ------------------

Cash and Cash Equivalents, at end of period                                                   $16,303,106          $28,381,795
                                                                                        ------------------   ------------------
                                                                                        ------------------   ------------------
Supplemental Disclosure of Cash Flow Information:
  Taxes paid during period                                                                        $11,700               $7,800
                                                                                        ------------------   ------------------

  Interest paid during period                                                                    $529,060             $396,451
                                                                                        ------------------   ------------------
                                                                                        ------------------   ------------------
Supplemental Disclosure of Non-cash Investing Activities:
  Property and equipment acquired under capital lease obligations                                $783,537           $2,376,272
                                                                                        ------------------   ------------------
                                                                                        ------------------   ------------------


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

        The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the twenty-six week period ended February 26, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 24, 1999.

2.   REVENUE RECOGNITION

         Revenues are from contract research and licenses derived from alliances with pharmaceutical companies and from government grants and contracts. Upfront license fees are recognized as earned. Revenues from research and development and alliances are recognized over their respective contract periods. Subscription fees from the PathoGenome-TM- Database are recognized ratably over the life of the subscription. Milestone payments from research and development alliances are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

         Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION, was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances which have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to our statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the first quarter of fiscal 2001. We believe that the adoption of SAB 101 will have an impact on our future operating results as it relates to the upfront non-refundable payments and milestone payments received in connection with our alliances. The historical financial statements reflect payments of approximately $17.0 million received in fiscal year 1995 through February 26, 2000. Based on guidance currently available, upon the adoption of SAB 101, we will be required to record these fees as revenue over the life of the related agreement.

3.   NET LOSS PER COMMON SHARE

        The Company applies Statement of Financial Accounting Standards (SFAS) No.128, EARNINGS PER SHARE. This statement established standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for the periods ended February 26, 2000 and February 27, 1999 as the effect of the potential common stock equivalents is antidilutive. Potential common stock equivalents of 2,533,967 and 3,739,971 were excluded from diluted loss per share at February 26, 2000 and February 27, 1999, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At February 26, 2000 and August 31, 1999, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1999 and February 26, 2000 in connection with certain long-term obligations (see Note 8).

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

6.    COMPREHENSIVE INCOME

        The Company applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the twenty-six week periods ended February 26, 2000 and February 27, 1999 were the same as reported net loss for those periods.

7.   CONCENTRATION OF CREDIT RISK

        SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET-RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities balances with several nonaffiliated institutions.

        The Company had revenues from the following significant customers:

                                              Number        Percentage of
                                                of          Total Revenues
                                            Significant    ----------------
                                             Customers       A     B     C
                                            -----------    ----------------
        Twenty-six week periods ended:
           February 27, 1999                     3           4%     3%   74%
           February 26, 2000                     2           -     24    55

8.   LONG-TERM OBLIGATIONS

        On February 23, 2000, the Company entered into an equipment lease line of credit under which it can finance up to $4,000,000 of laboratory, computer and office equipment. The Company, at its discretion, can enter into either an operating or capital lease.

Borrowings under operating leases are payable in twenty-four monthly installments and capital leases are payable in thirty-six monthly installments. As of February 26, 2000, the Company borrowed $2,004,000 as a capital lease which interest is payable at the prevailing three-year treasury rate plus 2.75%-3.66%, as defined. The Company had approximately $1,996,000 available under this line at February 26, 2000.

        On February 28, 1997, the Company entered into an equipment lease line of credit under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a fixed rate of 8.95%. On March 9, 1998, the Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit will be utilized to finance laboratory, computer and office equipment. Borrowings under the new credit line are payable in 15 quarterly installments commencing March 31, 1999, at a fixed rate of 8.78%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. On December 31, 1999, the line of credit had expired, at which time the Company had utilized a total of $8,347,000 of the $10,300,000 available under this line of credit.

        On July 31, 1997, the Company entered into a financing arrangement under which it financed $6,000,000 of laboratory and office renovations at its primary facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998. The interest rates range from 7.19% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth.

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

9.   ALLIANCES

         (a) ASTRAZENECA

         In August 1995, the Company entered into a strategic alliance with AstraZeneca (Astra), formerly Astra Hassle AB, to develop drugs, vaccines and diagnostic products effective against peptic ulcers or any other disease caused by H. PYLORI. The Company granted Astra exclusive access to the Company's H. PLYORI genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. PYLORI technology. The agreement also provides for a four-year research alliance to further develop and annotate the Company's H. PYLORI genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. In August 1999, the Company successfully concluded its portion of the research alliance and transitioned the program into AstraZeneca's pipeline for pre-clinical testing.

        Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to approximately $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received approximately $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through February 26, 2000. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement.

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

        For the thirteen week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $9,000 and $172,000, respectively, under this agreement, which consisted of sponsored research funding.

        For the twenty-six week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $22,000 and $423,000, respectively, under this agreement, which consisted of sponsored research funding.

         (b) SCHERING-PLOUGH

         In December 1995, the Company entered into a strategic alliance and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of STAPH.AUREUS to identify and validate new gene targets for development of drugs to target STAPH.AUREUS and other pathogens that have become resistant to current antibiotics. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary STAPH.AUREUS genomic sequence database. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

         Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum of two-and-a-half years with an option to extend. On March 4, 1998, Schering-Plough elected to extend the research program to the full term of the agreement which expires on March 31, 2000. Under the agreement as extended, Schering-Plough has agreed to pay the Company a minimum of $18.8 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough has agreed to pay the Company up to an additional $24 million in milestone payments.

         The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into an alliance with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program.

         For the thirteen week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $532,000 and $621,000, respectively, under this agreement, which consisted of sponsored research funding.

        For the twenty-six week period ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $1,119,000 and $1,332,000 under this agreement, which consisted of sponsored research funding.

         In December 1996, the Company entered into its second strategic alliance and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new pharmaceutical products for treating asthma. As part of the agreement, the Company will employ its high-throughput disease gene identification, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop pharmaceuticals and vaccines for treating asthma. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program, (ii) information made available to the Company under certain third-party research agreements, (iii) an exclusive worldwide right and license to make, use and sell pharmaceutical and vaccine products based on the rights to develop and commercialize diagnostic products that may result from this alliance.

         Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough is also required to fund a research program for a minimum number of years with an option to extend. In July 1998, Schering-Plough amended the original agreement in order to accelerate the research effort being undertaken. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $68.2 million, excluding royalties. Of the total potential payments, approximately $23.7 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones.

        For the thirteen week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $2,318,000 and $2,841,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

        For the twenty-six week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $3,757,000 and $4,785,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

         On September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

         Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, CANDIDA ALBICANS and ASPERGILLUS FUMIGATUS. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough has agreed to fund a research program for a minimum number of years with an option to extend. In December 1999,

Schering-Plough extended this alliance through September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $36 million, excluding royalties. Of the total potential payments, approximately $13.0 million represents sponsored research payments and $23 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenomeTM and associated information relating to microbial organisms (see
Note 10).

        For the thirteen week period ended February 26, 2000, the Company recorded revenue of $621,000 under this agreement, which consisted of sponsored research funding. For the thirteen week period ended February 27, 1999, the Company recorded revenue of $1,336,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

        For the 26 week periods ended February 26, 2000 and February 27, 1999, the Company recorded revenue of $2,275,000 and $2,025,000 under this agreement, which consisted of sponsored research funding and milestone payments.

        Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

         (c) NATIONAL HUMAN GENOME RESEARCH INSTITUTE

         In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company will participate in an international consortium in a full scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three year period of which $5 million is expected to be received over the initial 12 months as the Company performs research under the project. For the thirteen and twenty-six week periods ended February 26, 2000, the Company has recognized revenue of approximately $1,736,000 and $2,648,000, respectively, in connection with the international Human Genome Project. Funding under our government grants and research contracts is subject to appropriation each year by the United States Congress and can be discontinued or reduced at any time. In addition, the Company cannot be certain that we will receive additional grants or contracts in the future. The government's failure to fund our research in this area not only would end the Company's participation in the program, but might adversely affect the industry-wide perception of genomics and the utility of genomic information.

         (d) BIOMERIEUX ALLIANCE

         In September 1999, the Company entered into strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenomeTM Database (see Note 9), agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock at $5.53 per share. The total amount of guaranteed research and development funding and the proceeds from the sale of the common stock, approximates $6.0 million. The research and development funding will be recognized ratably over the four year term of the agreement. For the thirteen and twenty-six week periods ended February 26, 2000, the Company recorded revenue of $430,000 and $519,000, respectively, which consists of research funding and the amortization of the up-front license fees.

         (e) MOUSE GENOME SEQUENCING NETWORK

         In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Mouse Genome Sequencing Network will be composed of several facilities that will be responsible for deciphering the genetic makeup of the mouse. The Company is entitled to receive $12.9 million in funding over the next three years with respect to this agreement of which the Company is expected to receive $2.4 million during the first fiscal period, which ends April 30, 2000 as the Company performs research under the project. For the thirteen and twenty-six weeks ended February 26, 2000, the Company recognized revenue of approximately $454,000 and $505,000, respectively, with respect to this agreement. Funding under our government grants and research contracts is subject to appropriation each year by the United States Congress and can be discontinued or reduced at any time. In addition, the Company cannot be certain that we will receive additional grants or contracts in the future. The government's failure to fund our research in this area not only would end the Company's participation in the program, but might adversely affect the industry-wide perception of genomics and the utility of genomic information.

         (f) WYETH-AYERST LABORATORIES

         In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

         The agreement calls for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteroporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst will pay the Company an up-front license fee, fund a multi-year research program, make milestone payments and pay royalties on sales of therapeutics products developed from this collaboration. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. For the thirteen and twenty-six weeks ended February 26, 2000, the Company recognized revenue of approximately $250,000, which consists of research funding and the amortization of the up-front license fee.

10.  DATABASE SUBSCRIPTIONS

         The Company has entered into PathoGenomeTM Database subscriptions with Bayer AG, Bristol-Myers Squibbs, Scriptgen Pharmaceuticals, Inc., Schering-Plough (see Note 8), Aventis, formerly Hoechst Marion Roussel and bioMerieux (see Note 8). The database subscription provides nonexclusive access to the Company's proprietary genome sequence database, PathoGenomeTM Database and associated information relating to microbial organisms. The subscription agreement calls for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer has agreed to pay an annual subscription fee and royalties on any molecules developed as a result of access to the information provided by PathoGenomeTM Database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

          The Company has recognized $1,162,000 and $1,312,000 in revenue under these subscription agreements for the thirteen week periods ended February 26, 2000 and February 27, 1999, respectively.

         The Company has recognized $2,225,000 and $2,554,000 in revenue under these subscription agreements for the twenty-six week periods ended February 26, 2000 and February 27, 1999, respectively.

11.  SUBSEQUENT EVENT

         On February 28, 2000, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company's common stock. The employees purchase price will be 85% of the fair market value of the common stock at (a) the time at grant of option or (b) the time at which the option is deemed exercised, whichever is less. No compensation expense will be recorded in connection with the plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Genome Therapeutics Corp. ("GTC", "we", or "our") is a leader in the commercialization of genomics-based drug discovery. We have over ten years of experience in genomics research and have been one of the original recipients of funding from the United States government under its genome programs. Our commercial strategy is to use our genomics and related proprietary technologies to identify and validate novel drug targets for commercialization through alliances with pharmaceutical companies. Our two areas of scientific focus are the discovery and characterization of novel targets for human diseases and serious infectious diseases. We also commercialize our sequencing capabilities through the GTC Sequencing Center, which we established in July 1999 to provide high quality, industrial scale sequencing to pharmaceutical and biotechnology companies on a contract basis. In May 1997, we introduced a non-exclusive genetic database, the PathoGenomeTM Database, which provides subscribers with genetic information to identify gene targets. We believe that our genomic discoveries and information from our database will lead to the development of novel therapeutics, vaccines, and diagnostic products by us and our strategic partners.

         We receive payments from our collaborators based on license fees, sponsored research and milestone payments during the term of the collaboration. We also receive ongoing royalties from the licensing of certain parts of our intellectual property portfolio to third parties. In addition, subscribers to our PathoGenomeTM Database pay access fees for the information they obtain. Once a product resulting from a research collaboration or a subscriber's use of the PathoGenomeTM Database is commercialized, we are entitled to receive royalty payments based upon product revenues. We expect that our collaborations will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for the collaborators to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. Additionally, we sell, as a contract service business, high quality genomic sequencing information to third parties, including pharmaceutical companies, biotechnology companies, governmental agencies, and academic institutions.

         Our primary sources of revenue are collaborative agreements with pharmaceutical company partners, subscription agreements to our PathoGenomeTM Database and government research grants and contracts. As of February 2000, we had six collaborative research agreements. In August 1995, we entered into a collaboration with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. PYLORI. In August 1999, the sponsored research under the collaboration concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research collaboration. We entered into a collaboration with Schering-Plough in December 1995. Under this collaboration, Schering-Plough can use our STAPH. AUREUS genomic database to identify new gene targets for the development of novel antibiotics. In
December 1996, we entered into our second research collaboration with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux has purchased a subscription to our PathoGenomeTM Database and has made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth-Ayerst to develop drugs based on our genetic research to treat osteoporosis. Under our strategic alliance agreements with Schering-Plough, for the twenty-six week periods ended
February 27, 1999 and February 26, 2000 we recognized revenue accounting for approximately 74% and 55%, respectively, of our total revenue.

         In May 1997, we introduced our PathoGenomeTM Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of February 2000, we had a total of six subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenomeTM Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

         Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, the government named us as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are participating in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the National Human Genome Research Institute (NHGRI) under the Human Genome Project of up to $15.6 million over a three-year period, of which $5.0 million is guaranteed over the initial twelve months. In October 1999, NHGRI appointed us as one of the initial centers in the Mouse Genome Sequencing Network. We will participate in deciphering the genetic makeup of the mouse. We will receive funding from the NHGRI under this program of up to $12.9 million over a three-year period, of which $2.4 million is guaranteed over the initial seven months. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by us of certain milestones.

         We have incurred significant operating losses since our inception. As of February 26, 2000, we had an accumulated deficit of approximately $66.9 million. Our losses have resulted primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

         We are subject to risks common to companies in its industry including unproven technology and business strategy, reliance upon collaborative partners and others, rapid technological change, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, healthcare reform and related matters, availability of, and competition for, unique family resources, and volatility of our stock price.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED FEBRUARY 27, 1999 AND FEBRUARY  26 , 2000

REVENUES

         Revenues increased 22% from $6,403,000 for the thirteen week period ended February 27, 1999 to $7,805,000 for the thirteen week period ended February 26, 2000. This increase was the result of an increase in payments under our government research grants with the National Human Genome Research Institute to participate in the international Human Genome Project and Mouse Genome Sequencing projects, partially offset by a decline in sponsored research funding.

COSTS AND EXPENSES

         Total costs and expenses increased 4% from $7,825,000 for the thirteen week period ended February 27, 1999 to $8,127,000 for the thirteen week period ended February 26, 2000. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our corporate alliances and U.S. government, decreased from $6,673,000 in the thirteen week period ended February 27, 1999 to $6,408,000 for the thirteen week period ended February 26, 2000. The reduction was primarily attributable to our decision to focus on fewer internally funded programs. The reduction in these expenses consisted of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

         Selling, general and administrative expenses increased 49% from $1,152,0000 for the thirteen week period ended February 27, 1999 to $1,718,000 for the thirteen week period ended February 26, 2000. This increase stemmed from an increase in salaries and related expenses, legal fees, as well as compensation expense related to issuance of stock options and restricted stock.

INTEREST INCOME AND EXPENSE

         Interest income decreased 6% from $462,000 for the thirteen week period ended February 27, 1999 to $436,000 for the same period ended February 26, 2000. This decrease reflects a reduction in investment income resulting from our use of cash to fund our operations.

         Interest expense decreased 28% from $259,000 for the thirteen week period ended February 27, 1999 to $187,000 for the same period ended February 26, 2000 due primarily to a decrease in outstanding balances under our long-term obligations.

TWENTY-SIX WEEK PERIOD ENDED FEBRUARY 27, 1999 AND FEBRUARY 26 , 2000

REVENUES

         Revenues increased 20% from $11,513,000 for the twenty-six week period ended February 27, 1999 to $13,840,000 for the twenty-six week period ended February 26, 2000. This increase was the result of an increase in payments under our government research grants with the National Human Genome Research Institute to participate in the international Human Genome and Mouse Genome sequencing projects, partially offset by a decline in sponsored research funding.

COSTS AND EXPENSES

         Total costs and expenses decreased 7% from $15,548,000 for the twenty-six week period ended February 27, 1999 to $14,437,000 for the twenty-six week period ended February 26, 2000. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our corporate alliances and U.S. government, decreased 13% from $13,486,000 for the twenty-six week period ended February 27, 1999 to $11,750,000 for the twenty-six week period ended February 26, 2000. The reduction was primarily attributable to our decision to focus on fewer internally funded programs. The reduction in these expenses consisted of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

         Selling, general and administrative expenses increased 30% from $2,062,0000 for the twenty-six week period ended February 27, 1999 to $2,685,000 for the twenty-six week period ended February 26, 2000. This increase stemmed from an increase in salaries and related expenses, legal fees, as well as compensation expense related to issuance of stock options and restricted stock.

INTEREST INCOME AND EXPENSE

         Interest income decreased 9% from $874,000 for the twenty-six week period ended February 27, 1999 to $799,000 for the same period ended February 26, 2000. This decrease reflects a reduction in investment income resulting from our use of cash to fund our operations.

         Interest expense decreased 25% from $529,000 for the twenty-six week period ended February 27, 1999 to $396,000 for the same period ended February 26, 2000 due primarily to a decrease in outstanding balances under our long-term obligations.


LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of cash have been received from alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

        As of February 26, 2000, we had cash, cash equivalents, restricted cash and short-term marketable securities of approximately $35,891,000. We have various arrangements under which we finance certain office and laboratory equipment and leasehold improvements. At February 26, 2000, we had an aggregate of approximately $10,167,000 outstanding under its borrowing arrangements which is repayable over the next 36 months, of which $4,407,000 is repayable within the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. At February 26, 2000, we had approximately $1,996,000 available under one of these arrangements for future borrowings.

        Our operating activities provided cash of approximately $8,000 and $5,452,000 for the twenty-six week periods ended February 27, 1999 and February 26, 2000, respectively. For the twenty-six week period ended February 26, 2000, our increase in cash provided by operations resulted from a decrease in net loss and an increase in deferred revenue and accrued expenses. The increase in deferred revenue represents cash received under the bioMerieux and Wyeth-Ayerst alliances prior to revenue recognition. The increase in accrued liabilities reflects an increase in payroll tax withholdings which is attributable to the exercise of non-qualified stock options during this period.

        For the twenty-six week periods ended February 27, 1999 and February 26, 2000, our investing activities provided cash of approximately $8,072,000 and $4,773,000, respectively, through the conversion of its marketable securities to cash and cash equivalents.

        Capital expenditures, including property and equipment acquired under capital leases, totaled $2,376,000 for the twenty-six week period ended February 26, 2000. Purchases consisted of laboratory and computer equipment. We currently estimate that we will acquire an additional $2,500,000 in capital equipment in fiscal 2000 consisting primarily of computer and laboratory equipments which we intend to finance the majority under existing equipment financing arrangements or use existing cash resources.

         Our financing activities used cash of approximately $2,755,000 for the twenty-six week period ended February 27, 1999 primarily for payments of long-term obligations. Our financing activities provided cash of approximately $5,354,000 for the twenty-six week period ended February 26, 2000 from the sale of equity securities to bioMerieux, exercise of stock options, net of payments of long-term obligations.

       As of August 31, 1999, we had net operating loss and tax credits (investment and research) carryforwards of approximately $63,785,000 and $3,137,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of these losses are expiring due to the limitation of the carryforward period.

        We believe that our existing capital resources are adequate to meet our cash requirements for at least one year under our current rate of investment in research and development. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

       We may seek additional funding in the future through public or private financings. Additional financing may not be available when needed, or if available, it may not be on terms acceptable to us. To the extent that we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result.

       We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

       Statements in this Form 10Q that are not strictly historical are "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. The actual results may differ from those projected in the forward looking statement due to risks and uncertainties that exist in the Company's operations and business environment.

                                     Part II


Item 1.  LEGAL PROCEEDINGS

                  None

Item 2.  CHANGES IN SECURITIES

     On December 16, 1999, the Company issued to Richard D. Gill an option on 340,000 shares of its common stock at an exercise price of $4.1410 per share in connection with his entering into an employment agreement with the Company to serve as its President and Chief Operating Officer. The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on February 28, 2000. At the meeting, shareholders took the following actions:

     1) Election of Directors
                                            Shares Voted

     NAME OF NOMINEE                        FOR                        WITHHOLD AUTHORITY
     ---------------                --------------------------         ------------------
     Marc Garnick                           18,024,210                            47,887
     Robert J. Hennessey                    18,023,110                            48,987
     Philip J. Leder                        18,023,910                            48,187
     Lawrence Levy                          17,952,5  60                         119,537
     Steven M. Rauscher                     17,942,460                           129,637
     Norbert Riedel                         18,023,550                            48,547

     2) To approve the Company's Employees Stock Purchase Plan


         FOR                        AGAINST                   ABSTAIN
         ---                        -------                   -------
     17,840,469                     154,447                   77,181

     3) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 2000.


         FOR                        AGAINST                   ABSTAIN
     17,970,741                     41,331                    60,025

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS:


                  27     Financial Data Schedule

         b)       REPORTS ON FORM 8-K

                  Report on Form 8-K filed on March 8, 2000 to Report the Company's strategic alliance with Wyeth-Ayerst
                  Laboratories.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                                          Genome Therapeutics Corp.


                                           /s/ PHILIP V. HOLBERTON
                                           ----------------------

                                             Philip V. Holberton
                                        (Principal Financial Officer)

                                            Date: March 22, 2000