Form 10-Q
period 2000-05-27
GENOME THERAPEUTICS CORP
filed 2000-07-11
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For Quarter Ended: MAY 27, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                 22,215,784
       $.10 PAR VALUE                         Outstanding July 10, 2000

                   Genome Therapeutics Corp. and Subsidiaries


        Index to Financial Information (Unaudited) and Other Information


                                                                           Page
Part I
Financial Information  (Unaudited):

     Consolidated Condensed Balance Sheets as of                             3
         August 31, 1999 and May 27, 2000

     Consolidated Condensed Statements of Operations                         4
         for the thirty-nine week periods ended
         May 29, 1999 and May 27, 2000

     Consolidated Statements of Cash Flows for the                           5
         thirty-nine week periods ended May 29, 1999
         and May 27, 2000

     Notes to Consolidated Condensed Financial                              6-12
         Statements for the thirty-nine week periods ended
         May 29, 1999 and May 27, 2000

     Management's Discussion and Analysis of Financial                     13-17
         Conditions and Results of Operations

Part II
Other Information:
         Other Information                                                  18

         Signature                                                          19

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                               August 31,               May 27,
                                                                  1999                     2000
                                                                                     (Unaudited)
------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                  $12,802,162           $19,197,602
   Marketable securities                                       12,060,230            11,156,620
   Interest receivable                                            448,192               555,429
   Accounts receivable                                             41,236               405,498
   Unbilled costs and fees                                         35,328                20,401
   Prepaid expenses and other current assets                      282,975               702,705
   Note receivable from officer                                   120,000               120,000

                                                            --------------        --------------
        Total current assets                                   25,790,123            32,158,255

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                         15,844,262            18,211,391
   Leasehold improvements                                       8,205,701             8,284,123
   Equipment and furniture                                      1,344,703             1,108,867
                                                            --------------        --------------
                                                               25,394,666            27,604,381
   Less accumulated depreciation
       and amortization                                        12,173,500            14,022,477
                                                            --------------        --------------
                                                               13,221,166            13,581,904

Restricted cash                                                   200,000               200,000
Long-term marketable securities                                         -             1,112,972
Other assets                                                      273,708               741,477

                                                            --------------        --------------
        Total assets                                          $39,484,997           $47,794,608
                                                            ==============        ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                              $987,958            $1,178,428
   Accrued expenses                                             2,322,780             3,164,206
   Deferred revenue                                             2,903,534             3,637,983
   Current maturities of long-term obligations                  3,934,547             4,517,267
                                                            --------------        --------------
        Total current liabilities                              10,148,819            12,497,884
Long-term obligations, net of current maturities                5,925,086             4,781,003

Shareholders' equity                                           23,411,092            30,515,721

                                                            --------------        --------------
        Total liabilities and shareholders' equity            $39,484,997           $47,794,608
                                                            ==============        ==============

           See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                         Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                       May 29,           May 27,        May 29,          May 27,
                                        1999              2000           1999             2000
                                              (Unaudited)                     (Unaudited)
--------------------------------------------------------------------------------------------------
Revenues:
 Contract research, licenses,
  subscription fees and royalties    $6,302,475       $6,477,526      $17,815,475      $20,317,699

Costs and Expenses:
 Research and development             6,828,850        6,293,820       20,314,517       18,043,366
 Selling, general and                 1,219,241        1,322,611        3,281,664        4,010,560
   administrative
                                   ------------     ------------      -----------     ------------
   Total costs and expenses           8,048,091        7,616,431       23,596,181       22,053,926
                                   ------------     ------------      -----------     ------------
Loss from Operations                ($1,745,616)     ($1,138,905)     ($5,780,706)     ($1,736,227)
                                   ------------     ------------      -----------     ------------


  Interest income                       379,217          470,037        1,253,622        1,269,304
  Interest expense                     (261,299)        (220,188)        (790,359)        (616,639)
                                   ------------     ------------      -----------     ------------
    Net interest income                 117,918          249,849          463,263          652,665
                                   ------------     ------------      -----------     ------------


    Net loss                        ($1,627,698)       ($889,056)     ($5,317,443)     ($1,083,562)
                                   ============     ============      ===========     ============


Net Loss per Common Share:
  Basic and diluted                      ($0.09)          ($0.04)          ($0.29)          ($0.05)
                                   ============     ============      ===========     ============


Weighted average common shares
  outstanding:
  Basic and diluted                  18,367,746       20,606,918       18,345,954       19,799,349
                                   ============     ============      ===========     ============


           See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                         Thirty-nine Weeks Ended
                                                                       May 29,              May 27,
                                                                        1999                 2000
                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                ($5,317,443)    ($1,083,562)
Adjustments to reconcile net loss to net
    cash povided by (used in) operating activities:
      Depreciation and amortization                                       3,076,236       2,969,060
      Deferred compensation                                                 113,472         696,569
      Changes in assets and liabilities:
          Interest receivable                                               270,739        (107,237)
          Accounts receivable                                                 6,096        (364,262)
          Unbilled costs and fees                                            64,529          14,927
          Prepaid expenses and other current assets                         239,540        (419,730)
          Accounts payable                                                  150,983         190,470
          Accrued expenses                                                  390,735         841,426
          Deferred revenue                                                  570,338         734,449
                                                                        ------------    ------------
            Total adjustments                                             4,882,668       4,555,672
                                                                        ------------    ------------

            Net cash provided by (used in) operating activities            (434,775)      3,472,110
                                                                        ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                    (13,848,683)    (34,286,912)
  Maturities of marketable securities                                    22,973,000      34,077,550
  Purchases of equipment and leasehold improvements                        (395,866)       (685,644)
  Decrease in other assets                                                  127,934        (467,769)
                                                                        ------------    ------------

        Net cash provided by (used in) investing activities               8,856,385      (1,362,775)
                                                                        ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                              -       3,732,115
  Proceeds from exercise of stock options                                   181,581       3,759,507
  Payments on long-term obligations                                      (4,380,952)     (3,205,517)
                                                                        ------------    ------------

        Net cash provided by (used in) financing activities              (4,199,371)      4,286,105
                                                                        ------------    ------------

Net Increase in Cash and Cash Equivalents                                 4,222,239       6,395,440
Cash and Cash Equivalents, at beginning of period                        10,978,176      12,802,162
                                                                        ------------    ------------

Cash and Cash Equivalents, at end of period                             $15,200,415     $19,197,602
                                                                        ------------    ------------

Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                                              $790,360        $616,639
                                                                        ------------    ------------

  Income taxes paid during period                                           $20,250         $10,800
                                                                        ------------    ------------

Supplemental Disclosure of Non-cash Investing and Financing
  Activities:
  Equipment acquired under capital lease obligations                     $1,347,956      $2,664,154
                                                                        ------------    ------------

           See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the thirty-nine week period ended May 27, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 24, 1999.

2.   REVENUE RECOGNITION

     Revenues are from contract research and licenses derived from alliances with pharmaceutical companies and from government grants and contracts. Up-front license fees are recognized as earned, generally over the life of the contract research period. Revenues from research and development alliances are recognized over their respective contract periods. Subscription fees from the PathoGenome-TM- Database are recognized ratably over the life of the subscription. Milestone payments from research and development alliances are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

     Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances which have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to our statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2001. The historical financial statements include payments of approximately $19.0 million received and recognized as revenue in fiscal years 1995 through May 27, 2000. Based on guidance currently available, upon the adoption of SAB 101, we may be required to record these fees as revenue over the life of the related agreements that extend beyond the current fiscal period.

3.   NET LOSS PER COMMON SHARE

     The Company applies Statement of Financial Accounting Standards (SFAS) No.128, EARNINGS PER SHARE. This statement established standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for the periods ended May 27, 2000 and May 29, 1999 as the effect of the potential common stock equivalents is antidilutive. Potential common stock equivalents of 2,516,293 and 3,543,573 were excluded from diluted loss per share at May 27, 2000 and May 29, 1999, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At May 27, 2000 and August 31, 1999, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The Company has $200,000 in restricted cash at August 31, 1999 and May 27, 2000 in connection with certain long-term obligations (see Note 7).

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

6.   COMPREHENSIVE INCOME

     The Company applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the thirty-nine week periods ended May 27, 2000 and May 29, 1999 were the same as reported net loss for those periods.

7.  LONG-TERM OBLIGATIONS

     On February 23, 2000, the Company entered into an equipment lease line of credit under which it can finance up to $4,000,000 of laboratory, computer and office equipment. The Company, at its discretion, can enter into either an operating or capital lease. Borrowings under operating leases are payable in twenty-four monthly installments and capital leases are payable in thirty-six monthly installments. As of May 27, 2000, the Company borrowed $2,272,000 as a capital lease which interest is payable at the prevailing three-year treasury rate plus 2.75%-3.66%, as defined. The Company had approximately $1,728,000 available under this line at May 27, 2000.

     On February 28, 1997, the Company entered into an equipment lease line of credit under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a fixed rate of 8.95%. On March 9, 1998, the

Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The additional borrowings under the equipment lease line of credit were utilized to finance laboratory, computer and office equipment. Borrowings under the new credit line are payable in 15 quarterly installments commencing March 31, 1999, at a fixed rate of 8.78%. The Company is required to maintain certain restricted cash balances, as defined (see Note 4). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. On December 31, 1999, the line of credit had expired, at which time the Company had utilized a total of $8,347,000 of the $10,300,000 available under this line of credit.

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

     The Company has entered into other capital lease line arrangements under which it financed approximately $750,000 of certain laboratory and office equipment. These leases are payable in 36 monthly installments. The interest rates range from 9.15% to 10.28%.

8.   ALLIANCES

(A) ASTRAZENECA

     In August 1995, the Company entered into a strategic alliance with AstraZeneca ("Astra"), formerly Astra Hassle AB, to develop drugs, vaccines and diagnostic products effective against peptic ulcers or any other disease caused by H. PYLORI. The Company granted Astra exclusive access to the Company's H. PYLORI genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. PYLORI technology. The agreement provided for a four-year research alliance to further develop and annotate the Company's H. PYLORI genomic sequence database, identify therapeutic and vaccine targets and develop appropriate biological assays. In August 1999, the Company successfully concluded its portion of the research alliance and transitioned the program into AstraZeneca's pipeline for pre-clinical testing.

     Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to approximately $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received approximately $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through May 27, 2000. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement.

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

     The Company recorded no revenue for the thirteen week period ended May 27, 2000 and revenue of approximately $201,000 for the same period ended May 29, 1999, under this agreement, which consisted of sponsored research funding.

     For the thirty-nine week periods ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $22,000 and $624,000, respectively, under this agreement, which consisted of sponsored research funding.

     (B) SCHERING-PLOUGH

     In December 1995, the Company entered into a strategic alliance and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") providing for the use by Schering-Plough of the genomic sequence of STAPH.AUREUS to identify and validate new gene targets for development of drugs to target STAPH.AUREUS and other pathogens that have become resistant to current antibiotics. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary STAPH.AUREUS genomic sequence database. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum of two-and-a-half years with an option to extend. In June 2000, Schering-Plough elected to extend the research program for the second time through at least September 2001. Under the agreement as extended, Schering-Plough agreed to pay the Company a minimum of $21.4 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24 million in milestone payments.

     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company has also granted Schering-Plough a right of first negotiation if during the term of the research plan the Company desires to enter into an alliance with a third party with respect to the development or sale of any compounds that are targeted against, as their primary indication, the pathogen that is the principal subject of the Company's agreement with Schering-Plough. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. Subject to certain limitations, the Company retained the rights to make, use and sell diagnostic products developed based on the Company's genomic database licensed to Schering-Plough or the technology developed in the course of the research program. A total of $19.3 million has been received through May 27, 2000.

     For the thirteen week periods ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $462,000 and $570,000, respectively, under this agreement, which consisted of sponsored research funding.

     For the thirty-nine week period ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $1,581,000 and $1,902,000 under this agreement, which consisted of sponsored research funding.

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

     Under this agreement, Schering-Plough agreed to pay an initial license fee and an expense allowance to the Company. Schering-Plough was required to fund a research program for a minimum number of years with an option to extend. In July 1998, Schering-Plough amended the original agreement in order to accelerate the research effort being undertaken. In May 2000, Schering-Plough extended this research alliance through at least December 2001. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments to the Company, as well as pay royalties to the Company based on sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $75.9 million, excluding royalties. Of the total potential payments, approximately $31.4 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones. A total of $26.8 million has been received through May 27, 2000.

     For the thirteen week periods ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $1,177,000 and $2,280,000, respectively, under this agreement, which consisted primarily of sponsored research funding.

     For the thirty-nine week periods ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $4,934,000 and $7,065,000, respectively, under this agreement, which consisted of sponsored research funding, subcontract activity and milestone payments.

     On September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, CANDIDA ALBICANS and ASPERGILLUS FUMIGATUS. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough agreed to fund a research program for a minimum number of years with an option to extend. In December 1999, Schering-Plough extended this alliance through September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $32 million, excluding royalties. Of the total potential payments, approximately $9 million represents sponsored research payments and $23 million represents milestone payments based on achievement of research and product development milestones. A total of $10.0 million has been received through May 27, 2000. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome-TM- and associated information relating to microbial organisms (see Note 9).

     For the thirteen week period ended May 27, 2000, the Company recorded revenue of $577,000 under this agreement, which consisted of sponsored research funding. For the thirteen week period ended May 29, 1999, the Company recorded revenue of $1,872,000 under this agreement, which consisted of sponsored research funding and a milestone payment.

     For the thirty-nine week periods ended May 27, 2000 and May 29, 1999, the Company recorded revenue of $2,852,000 and $3,897,000 under this agreement, which consisted of sponsored research funding and milestone payments.

     Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

     (C) NATIONAL HUMAN GENOME RESEARCH INSTITUTE

     In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company is participating in an international consortium in a full-scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute ("NHGRI") of up to $15.6 million over a three year period of which $5 million is expected to be received over the initial 12 months as the Company performs research under the project. For the thirteen and thirty-nine week periods ended May 27, 2000, the Company recognized revenue of approximately $1,753,000 and $4,402,000, respectively, in connection with the international Human Genome Project. Funding under our government grants and research contracts is subject to appropriation each year by the United States Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future. The government's failure to fund our research in this area not only would end the Company's participation in the program, but might adversely affect the industry-wide perception of genomics and the utility of genomic information.

     (D) BIOMERIEUX ALLIANCE

     In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome-TM- Database (see Note 9), agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of guaranteed research and development funding and the proceeds from the sale of the common stock, approximates $6.0 million. The research and development funding will be recognized ratably over the four year term of the agreement. For the thirteen and thirty-nine week periods ended May 27, 2000, the Company recorded revenue of $430,000 and $949,000, respectively, which consists of research funding and the amortization of the up-front license fees. A total of $1.7 million has been received through May 27, 2000.

     (E) MOUSE GENOME SEQUENCING NETWORK

     In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Mouse Genome Sequencing Network will be composed of several facilities that will be responsible for deciphering the genetic makeup of the mouse. The Company is entitled to receive $12.9 million in funding over the next three years with respect to this agreement of which the Company is expected to receive $4.2 million through December 2000 as the Company performs research under the project. For the thirteen and thirty-nine weeks ended May 27, 2000, the Company recognized revenue of approximately $205,000 and $711,000, respectively, with respect to this agreement. Funding under our government grants and research contracts is subject to appropriation each year by the United States Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future. The government's failure to fund our research in this area not only would end the Company's participation in the program, but might adversely affect the industry-wide perception of genomics and the utility of genomic information.

     (F) WYETH-AYERST LABORATORIES

     In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

     The agreement calls for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteroporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst paid the Company an up-front license fee, fund a multi-year research program, will make milestone payments and pay royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. For the thirteen and thirty-nine weeks ended May 27, 2000, the Company recognized revenue of approximately $375,000 and $625,000, respectively, which consists of research funding and the amortization of the up-front license fee. A total of $1.5 million has been received through May 27, 2000.

9. PATHOGENOME-TM- DATABASE

     The Company has entered into PathoGenome-TM- Database subscriptions with Bayer AG, Bristol-Myers Squibbs, Scriptgen Pharmaceuticals, Inc., Schering-Plough (see Note 8), Aventis, formerly Hoechst Marion Roussel, and bioMerieux (Note 8). The database subscription provides nonexclusive access to the Company's proprietary genome sequence database, PathoGenome-TM-Database and associated information relating to microbial organisms. These agreements call for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer pays an annual subscription fee and will pay royalties on any molecules developed as a result of access to the information provided by PathoGenome-TM- Database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     In April 2000, the Company entered into a collaboration with Compugen Inc. to establish internet-based access to the Company's PathoGenome-TM-Database. The collaboration will provide scientists worldwide with access to the Company's PathoGenome-TM- Database through Compugen's LabOnWeb.com. Under the terms of the agreement, Compugen will have exclusive rights to make the Company's PathoGenome-TM- Database available over the internet. The Company and Compugen will share revenue generated by customers who use PathoGenome-TM- Database data from LabOnWeb.com.

     The Company has recognized $1,004,000 and $1,230,000 in revenue under these agreements for the thirteen week periods ended May 27, 2000 and May 29, 1999, respectively.

     The Company has recognized $3,229,000 and $3,784,000 in revenue under these agreements for the thirty-nine week periods ended May 27, 2000 and May 29, 1999, respectively.

10.  EMPLOYEE STOCK PURCHASE PLAN

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

11.  SUBSEQUENT EVENT

     Subsequent to May 27, 2000, the Company sold 1,500,000 shares of its common stock in a series of transactions through the Nasdaq National Market at an average price of $31.01 per share resulting in proceeds of approximately $44.7 million, net of issuance costs. Through May 27, 2000, the Company incurred approximately $500,000 in issuance costs associated with these transactions, which is included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Genome Therapeutics Corp. ("GTC", "we", or "our") is a leader in the commercialization of genomics-based drug discovery. We have over ten years of experience in genomics research and have been one of the original recipients of funding from the United States government under its genome programs. Our commercial strategy is to use our genomics and related proprietary technologies to identify and validate novel drug targets for commercialization through alliances with pharmaceutical companies. Our two areas of scientific focus are the discovery and characterization of novel targets for human diseases and serious infectious diseases. We also commercialize our sequencing capabilities through the GTC Sequencing Center, which we established in July 1999 to provide high quality, industrial scale sequencing to pharmaceutical and biotechnology companies on a contract basis. In May 1997, we introduced a non-exclusive genetic database, the PathoGenome-TM- Database, which provides subscribers with genetic information to identify gene targets. We believe that our genomic discoveries and information from our database will lead to the development of novel therapeutics, vaccines, and diagnostic products by us and our strategic partners.

     We receive payments from our strategic partners based on license fees, sponsored research and milestone payments during the term of the alliance. In addition, subscribers to our PathoGenome-TM- Database pay access fees for the information they obtain. Once a product resulting from a research alliance or a subscriber's use of the PathoGenome-TM- Database is commercialized, we are entitled to receive royalty payments based upon product revenues. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for the strategic partners to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. Additionally, we sell, as a contract service business, high quality genomic sequencing information to third parties, including pharmaceutical companies, biotechnology companies, governmental agencies, and academic institutions.

     Our primary sources of revenue are from alliance agreements with pharmaceutical company partners, subscription agreements to our PathoGenome-TM-Database and government research grants and contracts. As of May 2000, we had six strategic research alliances. In August 1995, we entered into an alliance with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. PYLORI. In August 1999, the sponsored research under the alliance concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research alliance. We entered into an alliance with Schering-Plough in December 1995. Under this alliance, Schering-Plough can use our STAPH. AUREUS genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, we entered into our second research alliance with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell IN VITRO pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux has purchased a subscription to our PathoGenome-TM- Database and has made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth-Ayerst to develop drugs based on our genetic research to treat osteoporosis. For the thirty-nine week periods ended May 29, 1999 and May 27, 2000, revenue recognized under our strategic alliance agreements with Schering-Plough accounted for approximately 76% and 48%, respectively, of our total revenues.

     In May 1997, we introduced our PathoGenome-TM- Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of May 2000, we had a total of seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome-TM- Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

     In April 2000, the Company entered into collaboration with Compugen Inc. to establish internet-based access to the Company's PathoGenome-TM- Database. The collaboration will provide scientists worldwide with access to the Company's PathoGenome-TM- Database through Compugen's LabOnWeb.com. Under the terms of the agreement, Compugen will have exclusive rights to make the Company's PathoGenome-TM- Database available over the internet. The Company and Compugen will share revenue generated by customers who use PathoGenome-TM- Database data from LabOnWeb.com.

     Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, the government named us as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are participating in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the National Human Genome Research Institute (NHGRI) under the Human Genome Project of up to $15.6 million over a three-year period, of which $5.0 million is guaranteed over the initial twelve months. In October 1999, NHGRI appointed us as one of the initial centers in the Mouse Genome Sequencing Network. We will participate in deciphering the genetic makeup of the mouse. We will receive funding from the NHGRI under this program of up to $12.9 million over a three-year period, of which $4.2 million is guaranteed through December 2000. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by us of certain milestones. Government grants as a percentage of total revenues will increase due to these grants from NHGRI.

     We have incurred significant operating losses since our inception. As of May 27, 2000, we had an accumulated deficit of approximately $67.8 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

     We are subject to risks common to companies in our industry including unproven technology and business strategy, reliance upon collaborative partners and others, rapid technological change, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, healthcare reform and related matters, availability of, and competition for, unique family resources, and volatility of our stock price.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MAY 29, 1999 AND MAY 27, 2000

REVENUES

     Revenues increased 3% from $6,302,000 for the thirteen week period ended May 29, 1999 to $6,478,000 for the thirteen week period ended May 27, 2000, resulting from an increase in revenue recognized under our government research grants with the National Human Genome Research Institute to participate in the international Human Genome Project and Mouse Genome Sequencing projects, partially offset by a decline in sponsored research funding.

COSTS AND EXPENSES

     Total costs and expenses decreased 5% from $8,048,000 for the thirteen week period ended May 29, 1999 to $7,616,000 for the thirteen week period ended May 27, 2000. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances and U.S. government, decreased from $6,829,000 in the thirteen week period ended May 29, 1999 to $6,294,000 for the thirteen week period ended May 27, 2000. The reduction was primarily attributable to our decision to focus on fewer internally funded programs. The reduction in these expenses consisted of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

     Selling, general and administrative expenses increased 8% from $1,219,000 for the thirteen week period ended May 29, 1999 to $1,323,000 for the thirteen week period ended May 27, 2000. This increase was due to an increase in compensation expense related to issuance of stock options and restricted stock.

INTEREST INCOME AND EXPENSE

     Interest income increased 24% from $379,000 for the thirteen week period ended May 29, 1999 to $470,000 for the same period ended May 27, 2000, reflecting an increase in funds available for investment as a result of the sale of equity securities to bioMerieux and proceeds received from the exercise of stock options.

     Interest expense decreased 16% from $261,000 for the thirteen week period ended May 29, 1999 to $220,000 for the same period ended May 27, 2000 due primarily to a decrease in outstanding balances under our long-term obligations.

THIRTY-NINE WEEK PERIOD ENDED MAY 29, 1999 AND MAY 27, 2000

REVENUES

     Revenues increased 14% from $17,815,000 for the thirty-nine week period ended May 29, 1999 to $20,318,000 for the thirty-nine week period ended May 27, 2000. This increase was the result of an increase in revenue recognized under our government research grants with the National Human Genome Research Institute to participate in the international Human Genome and Mouse Genome sequencing projects, partially offset by a decline in sponsored research funding.

COSTS AND EXPENSES

     Total costs and expenses decreased 7% from $23,596,000 for the thirty-nine week period ended May 29, 1999 to $22,054,000 for the thirty-nine week period ended May 27, 2000. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances and U.S. government, decreased 11% from $20,315,000 for the thirty-nine week period ended May 29, 1999 to $18,043,000 for the thirty-nine week period ended May 27, 2000. The reduction was primarily attributable to our decision to focus on fewer internally funded programs. The reduction in these expenses consisted of decreases in payroll and related expenses, laboratory supplies and overhead expenses.

     Selling, general and administrative expenses increased 22% from $3,282,000 for the thirty-nine week period ended May 29, 1999 to $4,011,000 for the thirty-nine week period ended May 27, 2000. This increase was due to an increase in expenses related to being a public company, as well as compensation expense related to issuance of stock options and restricted stock.

INTEREST INCOME AND EXPENSE

     Interest income remained relatively constant from $1,254,000 for the thirty-nine week period ended May 29, 1999 to $1,269,000 for the same period ended May 27, 2000.

     Interest expense decreased 22% from $790,000 for the thirty-nine week period ended May 29, 1999 to $617,000 for the same period ended May 27, 2000 due primarily to a decrease in outstanding balances under our long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash have been payments received from strategic alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

     As of May 27, 2000, we had cash, cash equivalents, restricted cash, and short-term and long-term marketable securities of approximately $31,667,000. Subsequent to May 27, 2000, we sold 1,500,000 shares of common stock in a series of transactions through the Nasdaq National Market at an average price of $31.01 per share, resulting in proceeds of approximately $44.7 million, net of issuance costs.

     We have various arrangements under which we finance certain office and laboratory equipment and leasehold improvements. At May 27, 2000, we had an aggregate of approximately $9,298,000 outstanding under its borrowing arrangements which is repayable over the next 36 months, of which $4,517,000 is repayable within the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. At May 27, 2000, we had approximately $1,728,000 available under one of these arrangements for future borrowings.

     Our operating activities used cash of approximately $435,000 and provided cash of approximately $3,472,000 for the thirty-nine week periods ended May 29, 1999 and May 27, 2000, respectively. For the thirty-nine week period ended May 27, 2000, our increase in cash provided by operations resulted from a decrease in net loss and an increase in deferred revenue, accounts payable and accrued liabilities, partially offset by an increase in other current assets. The increase in deferred revenue represents cash received under the bioMerieux and Wyeth-Ayerst alliances prior to revenue recognition. The increase in accrued liabilities reflects an increase in payroll related expenses including withholdings associated with our newly adopted Employee Stock Purchase Plan.

     Our investing activities provided cash of approximately $8,856,000 for the thirty-nine week periods ended May 29, 1999 and used cash of approximately $1,363,000 for the same period ended May 27, 2000. For the thirty-nine week ended May 27, 2000, cash used in investing activities represents an increase in Other Assets, purchases of marketable securities, and purchases of capital equipment, which will be financed under capital leases. The increase in Other Assets reflects issuance costs incurred by the Company related to the above mentioned sale of equity securities.

     Capital expenditures, including property and equipment acquired under capital leases, totaled $3,350,000 for the thirty-nine week period ended May 27, 2000. Purchases consisted of laboratory and computer equipment. We currently estimate that we will acquire an additional $1,200,000 in capital equipment in fiscal 2000 consisting primarily of computer and laboratory equipment of which we intend to finance the majority under existing equipment financing arrangements and the remaining from existing cash resources.

     Our financing activities used cash of approximately $4,199,000 for the thirty-nine week period ended May 29, 1999 primarily for payments of long-term obligations. Our financing activities provided cash of approximately $4,286,000 for the thirty-nine week period ended May 27, 2000 from the sale of equity securities to bioMerieux, exercise of stock options, net of payments of long-term obligations.


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

     We believe that our existing capital resources, including the capital raised subsequent to May 27, 2000, are adequate to meet our cash requirements for the foreseeable future under our current rate of investment in research and development. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

     We may seek additional funding in the future through public or private financing. Additional financing may not be available when needed, or if available, it may not be on terms acceptable to us. To the extent that we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result.

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

     This Form 10-Q and documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "intend," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. All forward-looking statements, other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, nor do we plan to update these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of risks affecting our business, including the ability of the Company and its alliance partners to (i) successfully develop products based on the Company's genomic information, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended August 31, 1999 and those set forth in other filings that we may make with the Securities and Exchange Commission from time to time.

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances which have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to our statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. The historical financial statements include payments of approximately $19.0 million received and recognized as revenue in fiscal years 1995 through May 27, 2000. Based on guidance currently available, upon the adoption of SAB 101, we may be required to record these fees as revenue over the life of the related agreements that extend beyond the current fiscal period.

                                     Part II


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS:

           27  Financial Data Schedule

     b)  Reports on Form 8-K

           Report on Form 8-K filed on March 8, 2000 to file the Company's collaboration and license agreement with American Home Products Corporation.

           Report on Form 8-K filed on April 4, 2000 to file the Company's press release reporting the collaboration with Compugen Inc.

           Report on Form 8-K/A filed on April 10, 2000 to file portions of the Company's collaboration and license agreement with American Home Products Corporation.

           Report on Form 8-K filed on April 18, 2000 to file the Company's decision to cancel its follow-on public offering and convert its registration statement into a shelf registration statement.

           Report on Form 8-K filed on May 5, 2000 to file the Company's extension of its asthma alliance with Schering-Plough.

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

                                         Date: July 11, 2000