Form 10-K405
period 2000-08-31
GENOME THERAPEUTICS CORP
filed 2000-11-22
CIK 356830

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

                   FOR THE FISCAL YEAR ENDED: AUGUST 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 10, 2000 was approximately $351,556,371

     The number of shares outstanding of the registrant's common stock as of November 10, 2000 was 22,283,611

                      Documents Incorporated By Reference

     Portions of the registrant's proxy statement for use at its Annual Meeting to be held on February 27, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leader in the commercialization of genomics-based drug discovery. Through the identification of genes and the characterization of the function of those genes, we are seeking to accelerate the discovery and development of products to treat and diagnose a number of diseases. The United States government has selected us to participate in a number of government sponsored gene discovery programs, including the Human Genome Project, and the Rat Genome Sequencing Program. Our depth of experience in the genomics field permits us to be a leader in creating industrial scale genomics tools for product development. Our tools include:

     - high-throughput sequencing

     - sequence finishing

     - bioinformatics

     - functional genomics

     - assay development

     We have combined our genomics tools into an integrated platform of highly automated technologies which allows us to rapidly generate high quality genomic information that we use to identify and validate targets for the development of new therapeutic and diagnostic products.

     We concentrate our product discovery efforts in two principal areas: human diseases believed to have a significant genetic component and infectious diseases caused by pathogens, including bacteria and fungi. We are pursuing the discovery of products based on our genomic discoveries both through strategic alliances with corporate partners and through internal research programs. In the area of human diseases, we have alliances with Wyeth-Ayerst to develop treatments for osteoporosis and with Schering-Plough to develop treatments for asthma. In the area of infectious diseases, we have ongoing collaborations with Schering-Plough to develop treatments for drug resistant bacterial infections, including Staph. aureus, and to develop novel anti-fungals. We have partnered with AstraZeneca to develop treatments for ulcers caused by H. pylori. We have also partnered with bioMerieux to develop diagnostics for infectious diseases. As part of our emerging businesses, we are continuing to invest in our internal infectious disease franchise and build our pharmacogenomics program. We have a collaboration with ArQule, Inc. to screen and optimize compounds utilizing a number of validated anti-infective targets from our PathoGenome(TM) Database.

     In addition to our drug discovery programs, we have the GTC Sequencing Center that provides industrial scale, high quality customized sequencing services to pharmaceutical companies, biotechnology companies, and research institutions on a contract basis. Since the launch of the GTC Sequencing Center in July 1999, we have entered into many sequencing contracts with pharmaceutical and biotechnology companies and other research institutions, in addition to our work in the United States government's genomics programs. We are also seeking to increase access to our PathoGenome Database beyond our initial six subscribers by making it available to a broader spectrum of users. As an example, in April 2000, we entered into a collaboration with Compugen Inc.'s LabOnWeb.com to establish Internet-based access to our PathoGenome(TM) Database.

SCIENTIFIC BACKGROUND

     Genes define the inherited characteristics of an organism and are found in all living cells, including human, animal and pathogen cells. Each gene is responsible for producing a specific protein that performs a specific biological function in the body. A variety of factors cause human disease, including genetic defects, pathogens and environmental factors, with many of the most common life threatening and chronic diseases believed to have a genetic component. Genetic defects in humans may lead to overproduction or underproduction of proteins, resulting in disease. Consequently, the identification and characterization of genes and the proteins associated with these genes may lead to new therapies and diagnostic tests. In the case of diseases caused by pathogens, the identification and characterization of the genes essential to the survival of the pathogen may lead to the development of new drugs and vaccines to combat the pathogen. An individual's genetic makeup may also predetermine his or her susceptibility to types of treatments or specific drugs. This genomic profile may permit the application of pharmacogenomics to optimize the efficacy or minimize the toxicity of novel or existing drugs.

     While efforts to identify and characterize the genes responsible for various diseases by the Human Genome Project and genomics companies have resulted in the generation of tremendous amounts of gene sequence and other genetic information, the discovery of new products based on this information has been limited. The U.S. government and several private companies spent enormous resources to complete the entire human genomic sequence containing over 100,000 gene pairs. This has led to a further effort to identify those genetic abnormalities or mutations that have a relationship to a specific disease state. These mutations add millions of potential genetic sequence combinations to the universe of potential drug targets. Identifying genes that cause or are associated with a specific disease and determining how those genes contribute to the disease is a formidable challenge. Therefore, industrialized discovery technologies that can convert this large amount of genomic data into actual drug candidates is critical to translate these early-stage discoveries into actual treatments for human disease.

     An integrated suite of technologies, tools and data management and analysis capabilities is required to bridge this gap between data inputs and drug candidates. We have designed an integrated platform of highly automated, industrial scale technologies that permits us to rapidly analyze and draw conclusions from high quality genomic information. Our approach will allow us and our collaborators to effectively use genomic information to identify and validate targets that will then be successfully developed into novel therapeutics and diagnostic products.

OUR STRATEGY

     We intend to use our integrated suite of genomics technologies to accelerate drug discovery both in our internal research programs and those of our collaborators. The key elements of our strategy include:

  Establish and Expand Alliances with Industry Leaders in Specific Diseases

     We believe our current alliances with Wyeth-Ayerst, Schering-Plough, AstraZeneca, and bioMerieux, all industry leaders in their fields, provide us the best opportunity to convert our genomics expertise into product opportunities. We have met or exceeded our development schedule with all of our collaborators and will continue to deliver high quality genomic information on a timely basis to our collaborators. We will also seek to expand these alliances. We will also seek to enter into additional alliances with partners that have franchises in the treatment of major disease indications. We believe companies that have major research efforts and/or commercial products focused on a particular disease will be motivated to utilize genomic information to develop novel products that will allow them to maintain their market leadership position.

 Use our Contract Sequencing Business to Generate Near-Term Revenue and Build Relationships with Potential Collaborators

     Our reputation for rapid, high quality sequencing has been recognized by the U.S. government, which selected us as one of ten U.S. centers for the Human Genome Project and one of two primary centers for the Rat Genome Sequencing Program; we are the only commercial entity involved in these projects. In order to leverage fully our sequencing capabilities, in July 1999 we launched the GTC Sequencing Center to provide high quality, industrial scale customized sequencing services to pharmaceutical and biotechnology companies on a contract basis. We intend to use our contract sequencing business to generate near-term revenues and as an opportunity to familiarize customers with our genomics capabilities. In this way, our customized sequencing business may permit us to broaden our business relationships with our biotechnology and pharmaceutical customers, extending our relationships into more comprehensive strategic alliances.

  Leverage PathoGenome Database

     We intend to maximize the potential of our PathoGenome Database. In 1997, we introduced the PathoGenome Database, a database containing both proprietary and publicly available genetic information on over thirty microbial organisms. To date we have commercialized the PathoGenome Database through non-exclusive subscriptions to pharmaceutical companies, including Aventis (formerly known as Hoechst Marion Roussel), Bayer, Bristol-Myers Squibb, Schering-Plough and Scriptgen Pharmaceuticals. Going forward, we intend to increase access to the PathoGenome Database by making it available to a larger universe of scientific and other users. In April 2000, we entered into a collaboration with Compugen Inc.'s LabOnWeb.com to establish Internet-based access to our PathoGenome(TM) Database. We believe this will increase the value of the PathoGenome Database by enhancing our exposure to scientific and pharmaceutical researchers and solidifying our reputation as a leader in pathogen genomics.

  Expand Internal Development Programs in Pharmacogenomics and Infectious
Diseases

     Pharmacogenomics (Drug Rescue(TM))

     We intend to form alliances with pharmaceutical and biotechnology companies to use our integrated platform of technologies to detect genetic variations that affect individual drug response. We believe that our technology will allow us both to select the best leads for drug development and to "rescue" drugs that have floundered.

     Infectious Diseases

     In the field of infectious diseases, we plan to expand our internal program, utilizing our collaboration with ArQule, to pursue leads for novel drugs based upon proprietary validated targets resulting from our genomic research.

PHARMACEUTICAL AND DIAGNOSTIC PROGRAMS

     We are building on our experience and knowledge in high-throughput sequencing, bioinformatics, disease gene identification and functional genomics to identify and characterize genes that we believe will lead to discoveries of new or improved drugs, vaccines or diagnostic products that represent significant commercial opportunities. The following table describes our existing collaborations with pharmaceutical companies to develop drugs to treat human and infectious diseases and to develop infectious disease diagnostics.

                 PHARMACEUTICAL AND DIAGNOSTIC PRODUCT PROGRAMS

                            PARTNER                                       PROCEEDS RECEIVED AS
DISEASE INDICATION    (DATE OF AGREEMENT)        STATUS OF ALLIANCE        OF AUGUST 31, 2000   POTENTIAL PROCEEDS*
------------------    -------------------        ------------------       --------------------  -------------------
Osteoporosis          Wyeth-Ayerst          Functional studies ongoing        $1.8 million         $118.0 million
                      Division of American  to confirm identity of
                      Home Products         target gene
                      (December 1999)

Asthma                Schering-Plough       Identification of candidate      $28.1 million         $75.9 million
                      (December 1996)       genes ongoing; research
                                            program extended to December
                                            2001

                            PARTNER                                       PROCEEDS RECEIVED AS
DISEASE INDICATION    (DATE OF AGREEMENT)        STATUS OF ALLIANCE        OF AUGUST 31, 2000   POTENTIAL PROCEEDS*
------------------    -------------------        ------------------       --------------------  -------------------
Ulcers                AstraZeneca           Target identification            $13.5 million         $23.3 million
                      (September 1995)      completed; program
                                            transferred to AstraZeneca
                                            for pre-clinical testing

Drug Resistant        Schering-Plough       Validated targets and            $19.3 million         $45.5 million
Bacterial Infections  (December 1995)       screening assays transferred
                                            to Schering-Plough; research
                                            program extended through
                                            September 2001

Fungal Infections     Schering-Plough       Targets identified for           $10.9 million         $32.4 million
                      (September 1997)      screening; research program
                                            extended to September 2001

Infectious Disease    bioMerieux            PathoGenome Database              $5.9 million      $6.2 million
Diagnostics           (September 1999)      delivered; identification of                        guaranteed in first
                                            gene markers ongoing                                year (includes
                                                                                                completed equity
                                                                                                investment)

---------------
* Assumes receipt of all license fees, funded research and contingent payments for achieving milestones, after extensions and/or reallocations; excludes potential royalties

     Osteoporosis

     Osteoporosis is a major health problem characterized by low bone mass that affects more than 200 million people worldwide and approximately one-third of post-menopausal women. In the U.S. alone, osteoporosis contributes to more than
1.5 million bone fractures per year. Estimated national direct expenditures for osteoporotic and associated fractures is $13.8 billion, and the cost is rising in the Unites States. Twin and family studies suggest a strong genetic component to the disease. Under a collaboration with Creighton University of Omaha, Nebraska, we have gained access to data from related individuals identified by Creighton that exhibit high bone mass. We believe the identification of genes regulating bone density and disease progression will lead to the discovery of novel drugs for treating osteoporosis by increasing bone mass, as well as the development of diagnostic tests.

     In December 1999, we formed an alliance with Wyeth-Ayerst to develop drugs to treat osteoporosis based on our genetic research. Wyeth-Ayerst is a leader in the field of women's health with a broad array of products, including Premarin(R), a leading estrogen replacement therapy. As of August 31, 2000, we had received payments of $1.8 million under this alliance and have rights to receive, subject to the achievement of milestones, up to an additional $116.2 million in license fees, milestone payments and research support, as well as royalties on sales of any products developed. Under this alliance, we are carrying out functional studies to confirm the identity of target genes.

     Asthma

     Asthma affects over 155 million people worldwide according to the World Health Organization. The incidence appears to be rising dramatically worldwide; in the United States, the incidence has doubled over the past two decades. Asthma affects approximately 4% to 10% of the United States population, and accounts for $12.6 billion in direct and indirect costs. Published research suggests that multiple genetic factors as well as environmental influences play a role in the disease. We believe that the asthma genes that we have identified will facilitate the development of a superior diagnostic and novel drug.

     In December 1996, we formed an alliance with Schering-Plough to use our disease gene identification strategies to identify genes involved in the origin of asthma. Schering-Plough has extended our alliance through December 2001. Schering-Plough is a leader in the field of allergy and respiratory care products, with products such as Afrin(R) nasal spray, the leading product in the branded nasal spray market, and the Claritin(R) line of antihistamines, which generated $2.3 billion of sales in 1998. As of August 31, 2000, we had received payments of $28.1 million under this alliance and have rights to receive, based on attainment of milestones, an additional $47.8 million of payments as well as potential royalties. We are using our proprietary genomics tools, bioinformatics and high-throughput sequencing to identify candidate genes believed to be involved in the development of asthma in certain individuals.

     Ulcers

     H. pylori infection affects an estimated 30% of the United States population, causing more than 5 million cases of peptic ulcer disease per year. Industry sources estimate that the market for ulcer disease products worldwide was $11.5 billion in 1999. The pathogen H. pylori is believed to be responsible for 90% of duodenal ulcers, the most common type of ulcer, and approximately 80% of gastric peptic ulcers. The World Health Organization has estimated that H. pylori is responsible for 550,000 new cases of stomach cancer per year worldwide. Using our sequencing technology, we completed the random sequencing and finishing of the genome of H. pylori. The most common forms of treatment of
H. pylori, antibiotics and antisecretory drugs, do not eradicate H. pylori. We believe that drugs targeted at genes essential to the survival of H. pylori will provide novel treatments for peptic ulcers.

     In September 1995, we formed an alliance with AstraZeneca to identify genes critical to the survival of H. pylori and proteins on the surface of the bacterium that we believe to be likely targets for drugs and vaccines. AstraZeneca is a leader in the field of products to treat peptic ulcer disease. Its anti-ulcer drug, Prilosec(R) was the world's biggest selling prescription drug in 1999 with sales of $5.9 billion. As of August 31, 2000, we had received payments of $13.5 million under this alliance and have rights to receive, based on attainment of milestones, an additional $9.8 million of payments in addition to potential royalties. As of August 1999, we had completed our research obligations under this alliance and had turned over validated drug and vaccine targets to AstraZeneca for pre-clinical testing.

     Drug Resistant Bacterial Infections

     Infectious diseases remain the world's leading cause of premature death. Each year approximately 2 million patients in the U.S. develop antibiotic resistant infections while being treated in hospitals. These infections are caused by antibiotic resistant organisms, many of which have multiple antibiotic resistance. Industry sources estimate that the market for anti-infective products worldwide was $58 billion in 1999. The pathogen Staph. aureus is a common cause of skin, wound and blood infections. Staph. aureus infections are typically treated with antibiotics. In recent decades, the incidence of Staph. aureus infections that are resistant to traditional antibiotic treatments has risen. Using our high-throughput sequencing capabilities, we have sequenced the genome of antibiotic-resistant Staph. aureus. We believe that drugs targeted at genes essential to the survival of Staph. aureus will provide novel treatments for skin, wound and blood infections contracted in hospitals.

     In December 1995, we formed an alliance with Schering-Plough to identify and validate gene targets for the development of drugs to target Staph. aureus and other pathogens that have become resistant to current antibiotics. We have extended our alliance through September 2001. Schering-Plough is an established participant in the anti-infective market, and a leader in the utilization of genomics to discover novel anti-infective products. As of August 31, 2000, we had received payments of $19.3 million under this alliance and have rights to receive, based on attainment of milestones, an additional $26.2 million of payments as well as potential royalties. To date, we have delivered numerous validated drug targets to Schering-Plough for pre-clinical testing. Schering-Plough is continuing to screen validated targets to identify drug candidates.

     Fungal infections

     In the past twenty years, we have seen dramatic changes in the pattern of fungal infections in humans. These pathogens have assumed a much greater importance because of their increasing incidence in immunocompromised patients, such as AIDS patients, transplant recipients, cancer patients and other groups of immunocompromised individuals. Increased international travel and misuse of antimicrobial agents have also contributed to this trend and the emerging resistance to certain treatments. Industry sources estimate that the market for prescription antifungal drugs in the United States was approximately $1.8 billion in 1999, with non-prescription fungal treatments adding significantly to overall market size. Currently, there are a limited number of antifungals available for use against hospital related fungal infections, and many of the products currently on the market have serious side effects. We believe that drugs targeted at genes that are essential to the survival of fungal pathogens will provide novel and effective treatments for fungal infections.

     In September 1997, we formed an alliance with Schering-Plough to use our high-throughput sequencing capabilities and genomic tools to identify new, validated fungal targets for the development of drugs to treat fungal infections. Schering-Plough has extended our alliance through September 2001. Schering-Plough is a leader in the field of drugs targeted against fungal infections, with market leading products such as the Lotrimin AF(R) and Tinactin(R) lines of topical antifungals. As of August 31, 2000 we had received payments of $10.9 million under this alliance and have rights to receive, based on attainment of milestones, an additional $21.5 million of payments in addition to potential royalties. In the course of the program, we identified multiple essential fungal genes, and in October 1999, we delivered multiple assays for validated targets to Schering-Plough for drug candidate screening.

     Infectious disease diagnostics

     The World Health Organization estimates that more than 17 million people die of an infectious disease each year, with many of those infections acquired in hospitals. There has been a global resurgence of infectious diseases, including the identification of new pathogens, the re-emergence of old infectious agents and the rapid spread of resistance to anti-infective agents. The ability to rapidly identify the specific microorganisms involved in disease is becoming increasingly important and complex, providing challenges and opportunities for infectious disease testing. Highly sophisticated and versatile methods are needed to identify a larger and more diverse list of pathogens, including variants with drug resistant characteristics. According to industry sources, the global market for in vitro diagnostics for infectious disease was approximately $3.2 billion in 1997.

     In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostics for human clinical and industrial applications. A privately held company based in France, bioMerieux is one of the top 10 diagnostics companies in the world and the leader in the field of microbiology. We will receive a minimum of $6.2 million in the first year under this alliance. As of August 31, 2000, we had received payments of $5.9 million, including a completed equity investment, and have rights to receive future milestone payments and royalties based upon successful commercialization of diagnostic products. We have delivered the PathoGenome Database to bioMerieux and are currently identifying gene markers that can be employed in diagnostic product development.

GENOMIC SEQUENCING AND DATABASES

     We launched the GTC Sequencing Center in July 1999, capitalizing on our sequencing strengths by providing sequencing services to customers on a contractual basis. Our business focuses on providing customized sequencing services to pharmaceutical companies, biotechnology companies and research institutions that need industrial scale, high quality customized sequencing capability.

     We have extensive experience in high-throughput sequencing with a substantial production staff and a highly automated sequencing center operating twenty-four hours per day, seven days per week. The U.S. government has recognized the quality of our sequencing work by naming us as one of ten U.S. centers for the Human Genome Project and one of two primary centers for the Rat Genome Sequencing Program. We are the only commercial entity selected for either of these projects.

     Since the launch of the GTC Sequencing Center in July 1999, we have entered into sequencing contracts with many commercial and research institutions. The GTC Sequencing Center is a component of our strategy because it provides us with near-term revenues and the ability to defray a portion of the overhead expenses associated with our sequencing operations. We believe the GTC Sequencing Center will permit us to establish business relationships with a broader variety of participants in the biotechnology and pharmaceutical industries that may lead to more comprehensive strategic alliances.

     PathoGenome(TM) Database

     In 1997, we introduced to the market the PathoGenome Database, a database consisting of proprietary and publicly available genetic information from over thirty microbial organisms, including organisms responsible for the most prevalent bacterial infections. The PathoGenome Database provides subscribers with non-exclusive access to a large volume of highly organized and functionally annotated sequence information related to some of the most medically important microbial organisms and fungi. We initially designed the PathoGenome Database to be accessed at the client site using our proprietary bioinformatics software. It enables researchers to search for new genes among multiple pathogens and cross-reference genomic information for the development of new anti-infective products. To broaden the market reach of our product, in April 2000, we entered into a collaboration with Compugen Inc.'s LabOnWeb.com to establish Internet-based access to our PathoGenome Database.

     We receive payments for access to the PathoGenome Database for a specified term for all subscribers, and we have rights to receive royalties from future product sales if the subscriber develops a product based on proprietary information in the PathoGenome Database. With respect to our relationship with Compugen, we share in the revenues derived from LabOnWeb's sale of PathoGenome Database information.

     We continue to explore opportunities to broaden access to the PathoGenome Database by commercial and academic researchers from all over the world.

EMERGING BUSINESSES

     Expenditures for new drug development have been steadily increasing and there continues to be a shortfall in the number of new pharmaceutical product introductions in the market. In addition, adverse drug events together with poor side effect profiles may limit the success of existing pharmaceuticals. We are seeking to employ our platform of genomics technologies to develop new, more effective drugs through both our pharmacogenomics and infectious disease programs.

     Pharmacogenomics

     Understanding the differences in responses to drug therapy related to single nucleotide polymorphisms, commonly referred to as SNPs, in the genetic make-up of individuals can play a significant role in improving the overall safety and efficacy of drugs. We have developed a highly accurate and efficient platform to support our pharmacogenomics program. We are using our technology platform, based on our high quality, high throughput sequencing capability and a proprietary SNP screening assay, to search for genetic causes responsible for variations among individuals in response to drugs. We plan to work with collaborators to identify more appropriate patient populations using pharmacogenomics to enable the development of more effective, safer drugs and the recovery of promising drugs that could succeed in trials using pre-selected populations based upon genetically determined responsiveness.

     Infectious Diseases

     We are mining the sequence information contained in our PathoGenome Database to identify genes that are novel targets and, as a result, good candidates for internally funded infectious disease drug development. Using our proprietary functional genomics technology, our scientists have been able to discover genes that are essential for the survival of pathogenic organisms. This technology, when combined with our bioinformatics capabilities, enables us to identify broad-spectrum microbial targets that are essential in bacteria. Thus, our gene discovery approach generates validated microbial targets that possess both selectivity and specificity, which are ideal attributes for drug intervention. These targets serve as the basis for our emerging internal drug discovery efforts. In this regard, we have drawn upon our strengths in microbial genetics to develop both biochemical and cell based assays for these targets for use in high-throughput compound screens. As an initial step in our effort to build our anti-infective disease franchise, we strengthened our collaboration with ArQule, a combinatorial chemistry company, by significantly increasing the commitment of shared, dedicated scientific resources and technical resources focused on identifying small molecule anti-infectives. Under the terms of the agreement, we will contribute a number of proprietary validated targets from our PathoGenome Database to be used with ArQule's Parallel Track(TM) Drug Discovery program to screen and optimize compounds. In addition, we intend to continue to build internal capabilities through the acquisition of novel compound libraries, technologies and/or products. It is anticipated that these efforts will lead to the further growth of our own infectious disease franchise. We may enter into alliances with other companies to engage in the development, commercialization and marketing of leads identified through our internal infectious disease program. Under certain circumstances, we may have an obligation to give Schering-Plough a right of first negotiation to develop certain of our infectious disease related discoveries with us if we decide to seek a third party collaborator to develop such discovery.

OUR TECHNOLOGY

     We have created an integrated high quality platform of genomic technologies that can identify and validate novel targets for drug, vaccine and diagnostic product development. Proteins, expressed by genes, are the targets of most current drugs. We believe identification of human disease genes and genes essential to the functioning of pathogens should enable the development of new drugs and other products. We believe our technology platform will allow us to accelerate drug, vaccine and diagnostic development for both our human and infectious disease directed programs. Our integrated technology platform includes high quality, industrial scale sequencing and sequence finishing, bioinformatics, functional genomics technologies, and assay development.

  Drug Discovery & Development Process

     High-Throughput Sequencing

     We have developed a high-quality, industrial scale process for sequencing. The GTC Sequencing Center utilizes a fully automated process that makes use of DNA sequencing instruments and computers to sequence and analyze genes. We maintain high quality standards for all steps of our sequencing process by strictly controlling the quality of the raw data generated. Using our technology, we have sequenced and continue to sequence the genomes of bacterial and fungal pathogens and various regions of the human, rat and other genomes.

     Sequence Finishing

     Finishing is the final step to organizing the genomic data once the the majority of the sequence information has been generated. Finishing is necessary because the individual clones sequenced contain small, randomly selected fragments of the complete genome. We assemble these fragments using sophisticated proprietary computer software that identifies overlapping regions and arranges the fragments into large contiguous regions. We also employ a directed sequencing approach in order to specifically target and obtain sequences for the missing regions to facilitate completion of the full genome sequence. We have developed a proprietary finishing platform that utilizes integrated computational and biochemical approaches to specify the required quality of the end-product sequence and then directs the process to achieve the desired quality level. As a result of our emphasis on quality, we currently have a finished data accuracy of 99.99%.

     Bioinformatics

     Vast amounts of data result from DNA sequencing, finishing, microarray and other genomic technologies that we employ. In order to determine the biological significance and function of the genomic data that we compile, it must be organized, managed, and analyzed. Bioinformatics involves the use of computers, software, and databases to track, process, store, retrieve and analyze data generated by genomic research. We were one of the first companies to develop a significant bioinformatics capability due to our early work in large-scale genetic linkage and sequence analysis. A central focus of our current bioinformatics program is the development and application of genomic data mining and visualization software to strengthen our gene and drug discovery programs. The objective of our bioinformatics program is to accelerate the discovery of genes and the determination of their function.

     Functional Genomics

     Functional genomics is the process of assigning biochemical functions and disease roles to genes. In the target discovery and validation stages of our pharmaceutical and diagnostic programs, functional genomics confirms that specific gene targets are appropriate for the development of pharmaceutical, vaccine, or diagnostic products. We have developed a number of technologies to accelerate the functional analysis of important disease genes, including gene expression, micro arrays, protein-protein interaction technologies and gene knockouts. When we combine our expertise in bioinformatics with these technologies, we bridge the gap between gene discovery and drug discovery.

     Assay Development

     After determining that a gene target is susceptible to treatment by a small molecule drug and, in the case of a pathogen gene, essential for the survival or virulence of a pathogen, we then develop screening assays or tests for chemical compounds that interact with these targets. The development of screening assays involves confirming the consistency of the validated target under conditions that are pertinent to its viability for treatment of humans. Following successful completion of the assay development stage, we are then able to identify chemical compound leads that could enter into clinical testing and that could ultimately result in a marketable drug.

STRATEGIC ALLIANCES

     A principal focus of our commercialization strategy is strategic alliances with pharmaceutical companies that are leaders in particular fields for the development and commercialization of products resulting from our genomic discoveries. This strategy provides us access to the substantial resources and product development expertise of our partners and permits us to benefit financially from the commercialization of products based on our gene discoveries, without incurring the substantial costs required for pharmaceutical product development and commercialization. We generally expect to license (either exclusively or non-exclusively) to a partner most rights in a specific field to therapeutic products and vaccines and, depending upon the gene, diagnostic products that may be developed by the partner from the particular genetic information that we provide to the alliance. In exchange for a license to our genetic research data and other information in a certain area, we are typically entitled to receive a combination of:

     - up-front license fees

     - research funding

     - milestone payments

     - royalty payments on product sales

     To date, we have entered into strategic partner alliances with Wyeth-Ayerst, Schering-Plough (three distinct disease focused alliances), AstraZeneca, and bioMerieux. We also have government collaborations specifically focusing on our gene sequencing capability. Our strategic alliances are described in more detail below.

     Wyeth-Ayerst/AHP

     In December 1999, we entered into a strategic partner alliance with Wyeth-Ayerst to develop novel drugs and other therapeutics for the prevention and treatment of osteoporosis. Our alliance focuses on developing drugs utilizing targets based on the characterization of a gene associated with a unique high bone mass trait, the mirror image of osteoporosis. Under the agreement, we granted Wyeth-Ayerst an exclusive worldwide license to make, use and sell pharmaceutical and vaccine products based on this gene in the field of osteoporosis. We have commenced functional studies to confirm the identity of the gene responsible for the high bone mass trait. We are focusing on the validation of gene targets in preparation for drug development utilizing the extensive experience and capabilities of Wyeth-Ayerst in bone research.

     Under this agreement, Wyeth-Ayerst has agreed to pay us up to $118 million in up-front licensing fees, funded research and contingent payments for achieving milestones. We also have the right to receive royalty payments on Wyeth-Ayerst's sales of products based on technologies they have licensed from us under the agreement. As of August 31, 2000, we had received payments of $1.8 million under this alliance. Wyeth-Ayerst has the right to terminate the alliance prior to its completion in certain circumstances when we are not in breach under the agreement, including if Wyeth-Ayerst determines that the prospects for drug discovery under the alliance are minimal, or if Wyeth-Ayerst determines that third party intellectual property rights are likely to impair development or commercialization of a product under this alliance. In the event of such a termination all licensed intellectual property rights revert to us. Certain technologies licensed to Wyeth-Ayerst will be exclusively licensed by us from Creighton University and sublicensed to Wyeth-Ayerst. We will owe Creighton royalties under the license.

     Schering-Plough

     We have three strategic partner alliances in place with Schering-Plough, focusing on asthma, drug resistant bacterial infections and fungal infections.

     Asthma. In December 1996, we established an alliance with Schering-Plough to use our genomics research abilities to help discover new pharmaceutical products to treat asthma. In May 2000, Schering-Plough extended this alliance through December 2001. Under this alliance, we employ our high-throughput disease gene identification, bioinformatics, and genomics sequencing capabilities to identify genes and associated proteins that Schering-Plough can use to develop pharmaceuticals and vaccines for treating asthma. We are using our proprietary genomics tools, bioinformatics and high-throughput sequencing to identify candidate genes believed to be involved in the development of asthma in certain individuals. The research phase of this alliance is scheduled to end in December 2001.

     Under the agreement, Schering-Plough agreed to pay us up to $75.9 million in initial license fees, funded research and contingent payments for achieving milestones. Of the total potential payments, approximately $31.4 million represents license fees and funded research payments and $44.5 million represents milestone payments based on achievement of research and product development objectives. We have achieved a number of milestones under this agreement and have received payments as of August 31, 2000 of $28.1 million. The agreement also obligates Schering-Plough to pay us royalties based upon any sales of therapeutic products developed from this collaboration.

     Under the agreement, we granted Schering-Plough an exclusive worldwide license to make, use and sell pharmaceutical and vaccine products that may result from this alliance. Under certain circumstances, we may have an obligation to give Schering-Plough a right of first negotiation to develop with us certain of our asthma related discoveries if we decide to seek a third party collaborator to develop such discovery. We retain the rights to make, use and sell diagnostic products resulting from our research under the agreement.

     Drug Resistant Bacterial Infections. In December 1995, we entered into an alliance with Schering-Plough to identify and validate gene targets for the development of drugs to target Staph. aureus and other pathogens that have become resistant to current antibiotics and are a primary cause of hospital-based infections. In March 1998, Schering-Plough elected to extend the research program through March 31, 2000 and in July 2000, it was again extended through September 2001. We have delivered numerous validated drug targets to Schering-Plough for pre-clinical testing.

     Under this agreement, Schering-Plough has agreed to pay us up to $45.5 million in initial license fees, funded research and contingent payments for achieving milestones. We have achieved all of the research milestones under this agreement and have received payments of $19.3 million as of August 31, 2000. Subject to the achievement of additional product development milestones by Schering-Plough, they have agreed to pay us up to an additional $26.2 million in funded research and milestone payments.

     As part of this program, we granted Schering-Plough exclusive worldwide access to our proprietary Staph. aureus genomic sequence database to make, use and sell pharmaceutical and vaccine products based on these databases and the technology developed during the course of the research program. We will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology we licensed to Schering-Plough. We also granted Schering-Plough a non-exclusive license to use our bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under our agreement and other genomic databases Schering-Plough develops or acquires. Subject to certain limitations, we retain the rights to make, use, and sell diagnostic products developed utilizing our genomic database licensed to Schering-Plough and the technology developed during the course of the research program. The research phase of this alliance is scheduled to end in September 2001.

     Fungal infections. In September 1997, we established our third alliance with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections. In December 1999, Schering-Plough extended this alliance with us through September 2001. The alliance calls for us to use our bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that Schering-Plough can utilize to develop novel antifungal treatments. Schering-Plough receives exclusive access to certain genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. In October 1999, we delivered multiple assays for validated targets to Schering-Plough, and Schering-Plough began high-throughput screening for new drug candidates. The research phase of this alliance is scheduled to end in September 2001.

     Under this agreement, Schering-Plough has agreed to pay us up to $32.4 million in initial license fees, funded research and contingent payments for achieving milestones. We have achieved all of the research based milestones under this agreement and have received payments of $10.9 million as of August 31, 2000.

     Schering-Plough receives the exclusive worldwide right to make, use, and sell pharmaceutical products to treat human and animal diseases based on the technology developed during the course of the research program. We will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology we licensed to Schering-Plough. Subject to certain limitations, we retain the rights to make, use and sell diagnostic products resulting from our research under the agreement.

     AstraZeneca

     In August 1995, we entered into a strategic partner alliance with AstraZeneca to develop drugs, vaccines and diagnostic products effective against peptic ulcers or any other disease caused by H. pylori. In August 1999, we successfully concluded our research portion of the alliance and transitioned the program into AstraZeneca's pipeline for pre-clinical testing. In the course of our research, we identified and validated a number of targets and vaccine antigens. We delivered these targets, as well as screening assays, to AstraZeneca for high-throughput drug candidate screening. Under the alliance, we also granted AstraZeneca exclusive access to our H. pylori genomic sequence database.

     Under this agreement, AstraZeneca has agreed to pay us up to $23.3 million in license fees, funded research and contingent payments for achieving milestones. We have received approximately $13.5 million in license fees, milestone payments and research funding under this agreement through August 31, 2000.

     Under the alliance, AstraZeneca holds the exclusive worldwide rights to make, use and sell products based on H. pylori technology licensed to AstraZeneca. We have rights to receive royalties on AstraZeneca's sale of any products protected by patent claims that we have licensed exclusively to AstraZeneca pursuant to the agreement, or resulting from a discovery enabled by our genomic database licensed to AstraZeneca. AstraZeneca has the rights to make, use and sell diagnostic products resulting from our research under the agreement.

     bioMerieux

     In September 1999, we entered into a strategic partner alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostics for human clinical and industrial applications. Under the terms of the alliance, we granted bioMerieux all rights not previously granted to others in the area of pathogen genetics for the development of diagnostic products. We have delivered the PathoGenome Database to bioMerieux and are currently identifying gene markers that can be employed in diagnostic product development.

     Under this alliance, bioMerieux has guaranteed us payments of at least $6.2 million in the first year, which includes a $3.7 million equity investment that has been completed. bioMerieux also agreed to fund research in the area of infectious disease diagnostics for four years. We will receive future milestone payments and royalties based upon successful commercialization of diagnostic products. As of August 31, 2000, we had received payments of $5.9 million under this alliance, including the completed equity investment.

GOVERNMENT CONTRACTS

     Since 1989, various agencies of the United States government have awarded us a number of research grants and contracts under government genomics programs. The scope of our research covered by grants and contracts includes technology development, sequencing production, technology automation projects and disease gene identification projects. These programs strengthened our genomics technology base and increased the number and enhanced the expertise of our scientific personnel. As of August 31, 2000, we had approximately $22.5 million of government research grants and contracts outstanding under which we had not yet completed all of the services. These grants and contracts call for us to perform services through September 30, 2002. These programs are subject to annual appropriations by the government based upon the availability of government funds and our achievement of certain milestones. The government may discontinue or reduce our funding at any time.

     In July 1999, the government named us one of five NIH funded DNA sequencing centers in the U.S. for the international Human Genome Project. The government based the award on a peer review process that evaluated our industrial scale sequencing facility for production capacity, cost effectiveness and quality standards. We are the only commercial entity to have been chosen to participate in the project. We will participate in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the NHGRI of up to $15.6 million over a three-year period of which $6.7 million is guaranteed through November 2000.

     In October 1999, the government named us as one of ten initial centers in the Mouse Genome Sequencing Network. The government based the award on a peer review process that evaluated our industrial scale sequencing facility for production capacity, cost effectiveness and quality standards. We were the only commercial entity to have been chosen to participate in deciphering the genetic makeup of the mouse. The NHGRI agreed to provide us with funding of up to $12.9 million over a three-year period of which $5.2 million is guaranteed through December 2000. In August 2000, the Company was named as one of two primary centers for the Rat Genome Sequencing Program and agreed to switch its research focus from the Mouse Program to the Rat Program. Remaining funds from the Mouse Program are being redirected to the Rat Genome Sequencing Program.

     Under both these research contracts, the government has ownership rights to the data, clones, genes and other material derived from material furnished to us by the government. We have ownership rights in other inventions that we develop on our own under the contracts.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our ultimate commercial success depends in part on our ability to obtain intellectual property protection on our methods, technologies and discoveries, including genes, proteins encoded by genes, patentable human single nucleotide polymorphisms (SNPs), haplotypes or products based on genes or our proprietary gene technology. To that end, our policy is to protect our proprietary technology primarily through patents, in spite of the fact that the current criteria for obtaining patent protection for partially sequenced genes and for genes are unclear. Our current strategy is to apply for patent protection upon the identification of a novel gene or novel gene fragment and pursue claims to these gene sequences as well as equivalent sequences, such as substantially homologous or orthologous sequences. If at the time of filing a patent application we have not characterized the biological function of a gene or gene fragment we supplement our patent filing as soon as additional biological function information about such gene or gene fragment becomes available.

     We have filed patent applications and will continue to do so with respect to a number of full-length genes and corresponding proteins and partial genes resulting from our pathogens program. Along with our collaborators, we file foreign counterparts of these U.S. applications within the appropriate time frames. Our patent applications seek to protect these full length and partial gene sequences and corresponding proteins, as well as equivalent sequences, and products derived from and uses of these sequences.

     There have been, and continue to be, intensive discussions on the scope of patent protection for gene fragments, single nucleotide polymorphisms, and full-length genes. In 1996, the U.S. Patent and Trademark Office issued guidelines limiting the number of nucleic acid sequences that can be covered in a single patent application. In addition, the U.S. courts continue to redefine and narrow the enforceable scope of claims to genes, gene fragments, SNPs, and proteins. The U.S. PTO also issued new Utility Guidelines that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics, and Written Description guidelines that address the amount of disclosure required to support claims to nucleotide sequences. Consequently, we continually must assess our patent applications to determine those that we can support for prosecution.

     While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, the guidelines have been in effect for only a short period of time and it is possible that the U.S. PTO may interpret them in a way that could delay or adversely affect our ability or the ability of our collaborators to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

     We are free to apply for patents on the results of our research conducted with government funds. Under the government grants, subject to the limitations described below, we have exclusive ownership rights to any commercial applications of inventions that we first reduce to practice under the grants, including all gene discoveries and technology improvements created or discovered. We are under an obligation under some of the government grants to submit sequencing data resulting from the research to public databases within 24 hours from the date we generate such data and materials. The governmental grants also restrict us from applying for blanket patents on large numbers of human or mouse genes. In addition, the government has a statutory right to practice or permit others to practice inventions that we first reduce to practice under a government grant or contract. In addition, under our government research contracts, the government has ownership rights in the data, clones, genes and other material derived from the material the government furnished to us.

     The patent positions of biotechnology and pharmaceutical companies are generally uncertain and involve complex legal and factual issues. No assurance can be given that any patent issued to or licensed by us or our collaborators will provide protection that has commercial significance. We cannot assure that:

     - our patents will afford protection against competitors with similar compounds or technologies

     - our patent applications will issue

     - others will not obtain patents having claims similar to the claims in our patents or applications

     - the patents of others will not have an adverse effect on our ability to do business or

     - the patents issued to or licensed by us will not be infringed, challenged, opposed, narrowed, invalidated or circumvented

     Moreover, we believe that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws. We also recognize that our patent position may generally be stronger in the U.S. than abroad.

     In particular, we are aware that companies have published patent applications relating to nucleic acids encoding several H. pylori proteins and, in other disease programs, relating to genes for which we have found mutations of interest. If these companies are issued patents, their patents may limit our ability and the ability of our collaborators to practice under any patents that may be issued to us. Because of this, we or our collaborators may not be able to obtain a patent with respect to the genes of H. pylori. Further, the value of certain other patents issued to us or our collaborators that are the subject of other collaborations may be limited. Also, even if a patent were issued to us or our collaborators, the scope of coverage or protection afforded to such patent may be limited.

     We also rely upon trademarks, unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot guarantee, however, that these agreements will be honored, that we will have adequate remedies for breach if they are not honored or that our trade secrets will not otherwise become known or be independently discovered by competitors.

COMPETITION

     The biotechnology industry generally, and our human genetics and pathogen genetics and drug discovery programs specifically, are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical and biotechnology companies both in the United States and abroad.

     In addition, universities and other non-profit research institutions and United States and foreign government-sponsored entities are conducting significant research to identify and sequence genes. These entities are becoming more aggressive in their pursuit of patent protections and licensing arrangements. Many of these institutions and other consortia, such as the SNP Consortium, are also working to make large amounts of genetic information publicly available, shrinking the pool of information available for proprietary protection.

     Many of our competitors have greater research and product development capabilities and financial, scientific, marketing and human resources than we do, and some competitors' human genome programs are more advanced than our program. Therefore, our competitors may succeed in identifying or sequencing genes or developing products earlier, in obtaining authorization from the FDA for products more rapidly and in developing products that are more effective than those proposed by us or our collaborators. Any potential products based on genes that we identify will face competition both from companies developing gene-based products and from companies developing other forms of diagnosis or treatment for the particular diseases.

     Accordingly, competition with respect to our technologies and product candidates is and will be based on, among other things:

     - our ability to create and maintain advanced technology

     - the speed with which we can identify and characterize the genes involved in human diseases

     - our ability to rapidly sequence the genomes of selected pathogens

     - our partners' ability to develop and commercialize therapeutic, vaccine and diagnostic products based upon our gene discoveries

     - our ability to attract and retain qualified personnel

     - our ability to obtain patent protection

     - our ability to develop proprietary technology or processes

     - our ability to secure sufficient capital resources to fund our research operations

     We also face increasing competition for strategic alliances with leading pharmaceutical and biotechnology companies. We cannot be certain that we will be able to obtain such strategic alliances in the future or that we will be able to obtain them on terms comparable with existing alliances. Competition among genetics companies is also increasing for access to unique data from related individuals that we employ to identify genes for specific human diseases.

     Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary product or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales. Competitive disadvantages in any of these areas could materially harm our business and financial condition.

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any products that our collaborators or we develop. The extent to which such regulation may apply to us or our collaborators will vary depending on the nature of the product. Virtually all of our or our collaborators' pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA in the United States and similar health authorities in foreign countries subject human therapeutic and vaccine products to rigorous preclinical and clinical testing and other approval procedures. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of human therapeutic and vaccine products. Obtaining these approvals and complying with appropriate federal and foreign statutes and regulations requires a substantial amount of time and financial resources.

     The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics, or medical devices. Products based on our technologies could potentially fall into all three categories. The FDA generally requires the following steps for pre-market approval of a new drug or biological product:

     - preclinical laboratory and animal tests

     - submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin

     - adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication

     - submission to the FDA of a marketing application; a new drug application, or NDA, if the FDA classifies the product as a new drug; or a biologics license application, or BLA, if the FDA classifies the product as biologic

     - FDA review of the marketing application and NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses

     We or our collaborators also may develop diagnostic products based upon the human or pathogen genes that we identify. We believe that the FDA is likely to regulate these diagnostic products as devices rather than drugs or biologics. The nature of the FDA requirements applicable to diagnostic devices depends on how the FDA classifies the diagnostic devices. The FDA most likely will classify a diagnostic device that we or our collaborators develop as a Class III device, requiring pre-market approval. Obtaining pre-market approval involves the following process, which may be costly and time-consuming:

     - conducting pre-clinical studies

     - obtaining an investigational device exemption to conduct clinical tests

     - conducting clinical trials

     - filing a pre-market approval application

     - attaining FDA approval

     Products on the market are subject to continual review by the FDA; therefore, subsequent discovery of previously unknown problems, or failure to comply with the applicable regulatory requirements may result in restricted marketing or withdrawal of the product from the market and possible civil or criminal sanctions. The FDA also may subject biologic products to batch certification and lot release requirements. To the extent that any of our products involve recombinant DNA technology, additional layers of government regulation and review are possible. Similarly, there are additional regulatory requirements for products marketed outside the United States governing the conduct of clinical trials, product licensing, pricing and reimbursement.

MANUFACTURING AND MARKETING

     We do not expect to manufacture or market pharmaceutical products in the near term. However, in the future, we may consider manufacturing and marketing if we believe they are appropriate under the circumstances. We have no recent experience in developing pharmaceutical products or in manufacturing or marketing pharmaceutical products. We may not have the resources to develop or manufacture or market by ourselves any products based on genes identified by us. In the event we decide to establish a manufacturing facility, we will require substantial additional funds and will need to hire and train significant additional personnel and will need to comply with the extensive "good manufacturing practice" regulations applicable to such a facility. In addition, if the FDA regulated any products produced at our facility as biologics, we would need to file and obtain approval of an Establishment License Agreement
(ELA) for our facility.

FACTORS THAT MAY AFFECT RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. Those factors include, without limitation, those set forth throughout this Annual Report on Form 10-K, including the risks detailed in
Exhibit 99 to this Annual Report on Form 10-K.

HUMAN RESOURCES

     As of August 31, 2000, we had 176 full-time equivalent employees; 150 of these employees engaged in research and development activities and 26 of them conducted general and administrative functions. Thirty-four of our employees hold Ph.D. degrees and 52 more hold other advanced degrees.

     None of our employees is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

FACILITIES

     Our executive offices and laboratories are located at 100 Beaver Street, Waltham, Massachusetts. We lease approximately 80,000 square feet of space and our lease expires on November 15, 2006 with options to extend for two consecutive five-year periods. During fiscal 2000, we incurred aggregate rental costs, excluding maintenance and utilities, for our facility of approximately $913,000.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market System (ticker symbol "GENE"). The table below sets forth the range of high and low quotations for each fiscal quarter during 2000 and 1999 as furnished by the National Association of Securities Dealers Quotation System.

                                                   2000             1999
                                             ----------------   --------------
                                               HIGH     LOW     HIGH     LOW
                                             --------  ------   -----  -------

First Quarter..............................   5 13/32   3 3/8   3 7/8  1 3/4
Second Quarter.............................  51 1/2     3 3/4   3 7/8  2 1/8
Third Quarter..............................  75 3/8    14 3/4   4      3
Fourth Quarter.............................  39        14 1/8   4 3/4  2 21/32

     As of November 10, 2000, there were approximately 1,062 shareholders of record of our Common Stock.

     We have not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of our business and that no dividends on its Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, our capital requirements and general business conditions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                   FOR THE YEAR ENDED AUGUST 31,
                                --------------------------------------------------------------------
                                   1996          1997           1998          1999          2000
                                -----------  ------------   ------------   -----------   -----------
REVENUES:
  Contract research, licenses
     and subscription fees....  $19,471,229   $16,652,764    $19,217,132   $24,018,165   $26,423,670
  Net income (loss)...........    1,920,710   (11,302,391)   (15,813,383)   (6,328,095)   (2,816,046)
  Net income (loss) per common
     share....................         0.11         (0.64)         (0.87)        (0.34)        (0.14)
  Weighted average common and
     common equivalent
     shares...................   18,129,794    17,617,614     18,212,365    18,382,707    20,277,076

                                                          AS OF AUGUST 31,
                                --------------------------------------------------------------------
  Cash, cash equivalents,
     restricted cash and long
     and short-term marketable
     securities...............  $53,768,562   $47,843,597    $34,177,269   $25,062,392   $75,884,197
  Working capital.............   25,904,641    35,708,618     20,823,316    15,641,304    63,718,373
  Total assets................   63,279,017    60,688,379     51,464,691    39,484,997    91,335,523
  Shareholders' equity........   54,312,758    43,946,197     29,247,800    23,411,092    74,274,845

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leader in the commercialization of genomics-based drug discovery. We have over ten years of experience in genomics research and have been one of the original recipients of funding from the United States government under its genome programs. Our commercial strategy is to use our genomics and related proprietary technologies to identify and validate novel drug targets for commercialization. Our two areas of scientific focus are the discovery and characterization of novel targets for human diseases and serious infectious diseases. We also commercialize our sequencing capabilities through the GTC Sequencing Center, which we established in July 1999 to provide high quality, industrial scale sequencing to pharmaceutical and biotechnology companies on a contract basis. In May 1997, we introduced a non-exclusive genetic database, the PathoGenome Database, which provides subscribers with genetic information to identify gene targets. We believe that our genomic discoveries and information from our database will lead to the development of novel therapeutics, vaccines, and diagnostic products.

     We receive payments from our strategic partners based on license fees, sponsored research and milestone payments during the term of the alliance. In addition, subscribers to our PathoGenome Database pay access fees for the information they obtain. Once a product resulting from a research alliance or a subscriber's use of the PathoGenome Database is commercialized, we are entitled to receive royalty payments based upon product revenues. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for the strategic partners to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. Additionally, we sell, as a contract service business, high quality genomic sequencing information to third parties, including pharmaceutical companies, biotechnology companies, governmental agencies, and academic institutions.

     Our primary sources of revenue are from alliance agreements with pharmaceutical company partners, subscription agreements to our PathoGenome Database and government research grants and contracts. Currently, we have seven strategic research alliances. In August 1995, we entered into an alliance with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. In August 1999, the sponsored research under the alliance concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research alliance. We entered into an alliance with Schering-Plough in December 1995. Under this alliance, Schering-Plough can use our Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. In December 1996, we entered into our second research alliance with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux has purchased a subscription to our PathoGenome Database and has made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth-Ayerst to develop drugs based on our genetic research to treat osteoporosis. In September 2000, we entered into a strategic alliance with ArQule, Inc. to identify novel anti-infective drug compounds. Revenue recognized under our strategic alliance agreements with Schering-Plough, for our fiscal years ended August 31, 1998, 1999 and 2000, represented approximately 71%, 75% and 45%, respectively, of our total revenues for such periods.

     In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of August 31, 2000, we had a total of seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

     In April 2000, we entered into a collaboration with Compugen Inc. to establish internet-based access to our PathoGenome Database. The collaboration will provide scientists worldwide with access to our PathoGenome Database through Compugen's LabOnWeb.com. Under the terms of the agreement, Compugen will have exclusive rights to make our PathoGenome Database available over the Internet. We and Compugen will share revenue generated by customers who use PathoGenome Database data from LabOnWeb.com.

     Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, the government named us as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are participating in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the National Human Genome Research Institute (NHGRI) under the Human Genome Project of up to $15.6 million over a three-year period, of which $6.7 million is guaranteed through November 2000 and $5.6 million had been received through August 31, 2000. In October 1999, NHGRI appointed us as one of the initial centers in the Mouse Genome Sequencing Network. The NHGRI agreed to provide us with funding under this program of up to $12.9 million over a three-year period, of which $5.2 million is guaranteed through December 2000 and $1.3 million had been received through August 31, 2000. In August 2000, we were named as one of two primary centers for the Rat Sequencing Program by NHGRI. As part of the agreement, we switched our focus from the mouse genome to the rat genome and agreed to use all remaining funding under the mouse award to commence the rat genome initiative. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by us of certain milestones.

     We have incurred significant operating losses since our inception. As of August 31, 2000, we had an accumulated deficit of approximately $69.5 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

     We are subject to risks common to companies in our industry including unproven technology and business strategy, reliance upon collaborative partners and others, rapid technological change, history of operating losses, need for future capital, competition, patent and proprietary rights, dependence on key personnel, uncertainty of regulatory approval, uncertainty of pharmaceutical pricing, healthcare reform and related matters, availability of, and competition for, unique family resources, and volatility of our stock.

NEW ACCOUNTING PRONOUNCEMENT

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999 and is effective for companies with fiscal years beginning after December 15, 2000. SAB 101 will require companies to recognize certain up-front non-refundable fees over the life of the related alliances when such fees are received in conjunction with alliances, which have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to our statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2002. The Company believes that the adoption of SAB 101 will not have a material impact on its future operating results as it relates to the upfront non-refundable payments and milestone payments received in connection with alliances.

RESULTS OF OPERATIONS

  Revenue

     Contract research, licenses, and subscription fees increased 10% from $24,018,000 in fiscal 1999 to $26,424,000 in fiscal 2000 and increased 25% from $19,217,000 in fiscal 1998 to $24,018,000 in fiscal 1999. The increase in contract research, licenses and subscription fees from fiscal 1999 to fiscal 2000 was primarily attributable to increased revenue recognized under our government collaborations with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects. The increase was partially offset by a decline in sponsored research funding under our corporate alliances as well as a decline in subscription fees earned under our subscription agreements to the PathoGenome database. The increase in contract research, licenses and subscription fees from fiscal 1998 to fiscal year 1999 was primarily attributable to increased revenue recognized under our alliances with Schering-

Plough, as well as increased subscription fees earned under our subscription agreements to the PathoGenome Database.

  Costs and Expenses

     Total costs and expenses declined slightly from $30,979,000 in fiscal 1999 to $30,639,000 in fiscal 2000 and decreased 15% from $36,270,000 in fiscal 1998 to $30,979,000 in fiscal 1999. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliance partners and U.S. Government, decreased 7% from $26,700,000 in fiscal 1999 to $24,821,000 in fiscal 2000. The reduction in research and development expenses was primarily attributable to our decision to focus on fewer internally funded programs resulting in lower payroll and material costs. Research and development expense decreased 17% from $31,977,000 in fiscal 1998 to $26,700,000 to fiscal 1999. This reduction in research and development expense was primarily attributable to our expenses returning to more historical levels after being elevated for much of fiscal 1998 as new research programs and capabilities were being established specifically in the area of microbial genetics, human gene discovery and functional genomics.

     Selling, general and administrative expenses increased 36% from $4,279,000 in fiscal 1999 to $5,818,000 in fiscal 2000 and decreased slightly from $4,292,000 in fiscal 1998 to $4,279,000 in fiscal 1999. The increase in selling, general and administrative expenses from fiscal 1999 to fiscal 2000 was primarily due to increases in payroll and related expenses, non-cash charges related to the issuance of stock options and restricted stock awards, as well as increased shareholder communication expenses caused by an expanded shareholder base.

  Interest Income and Expense

     Interest income increased 40% from $1,587,000 in fiscal 1999 to $2,227,000 in fiscal 2000 reflecting an increase in funds available for investment as a result of (i) proceeds received from the sale of common stock through a public offering, (ii) the sale of common stock to one of our strategic partners and
(iii) proceeds received from the exercise of stock options. Interest income decreased 34% from $2,387,000 in fiscal 1998 to $1,587,000 in fiscal 1999 due primarily to the decrease in funds available for investment during fiscal 1999 as a result of cash being utilized to fund our operations.

     Interest expense decreased 13% from $954,000 in fiscal 1999 to $827,000 in fiscal 2000 and decreased 17% from $1,147,000 in fiscal 1998 to $954,000 in fiscal 1999. Both of these decreases were due to a decrease in our outstanding balances under long-term obligations.

  Liquidity and Capital Resources

     Our primary sources of cash have been payments received from strategic alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

     As of August 31, 2000, we had cash, cash equivalents, restricted cash and short-term and long-term marketable securities of approximately $75,844,000. In fiscal 2000, we sold 1,500,000 shares of common stock in a series of transactions through the Nasdaq National Market, resulting in proceeds received of approximately $44,723,000, net of issuance costs. During fiscal 2000, we issued 1,532,302 shares of common stock related to the exercise of stock options, resulting in proceeds received of approximately $4,155,000. In fiscal 2000, we also sold 678,610 shares of common stock to bioMerieux, a strategic alliance partner, resulting in proceeds received of approximately $3,732,000, net of issuance costs

     In fiscal 2000, we received payments of $18,031,000 from our strategic alliance partners consisting of up-front license fees, sponsored research funding, subscription fee, milestone payments and expense reimbursement, all of which are included in research funding. We received payments of $19,705,000 and $21,255,000 in fiscal 1998 and 1999, respectively, from our strategic alliance partners consisting of sponsored research funding, subscription fees, milestone payments and expense reimbursement, all of which are included in research funding.

     We have various arrangements under which we can finance certain office and laboratory equipment and leasehold improvements. At August 31, 2000, we had approximately $461,000 available under these arrangements for future borrowings. We had an aggregate of approximately $9,263,000 outstanding under our borrowing arrangements at August 31, 2000. This amount is repayable over the next 36 months, of which $4,720,000 is repayable over the next 12 months. Under these arrangements, the Company is required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances.

     Our operating activities provided cash of approximately $3,106,000 in fiscal 2000 due to a decrease in our net loss and an increase in noncash items such as depreciation and amortization and amortization of deferred compensation, and increases in accounts payable, accrued expenses and deferred contract revenue. The increase in amortization of deferred compensation reflects noncash charges related to the issuance of stock options and restricted stock. The increase in accounts payable reflect the purchase of laboratory equipment, which will eventually be financed under an existing financing arrangement. The increase in accrued liabilities reflect an increase in payroll related expenses including withholdings associated with our newly adopted Employee Stock Purchase Plan. Our operating activities used cash of approximately $3,184,000 and $9,279,000 in fiscal 1999 and 1998, respectively, to fund our operations.

     Our investing activities used cash of approximately $12,259,000 in fiscal 2000 to purchase marketable securities, equipment and additions to leasehold improvements, partially offset by the conversion of marketable securities to cash and cash equivalents. Our investing activities provided cash of approximately $10,241,000 and $10,898,000 in fiscal 1999 and 1998, respectively, through the conversion of marketable securities to cash and cash equivalents, partially offset by purchases of marketable securities, equipment and additions to leasehold.

     Capital expenditures totaled $4,560,000 during fiscal 2000 consisting of leasehold improvements and purchases of laboratory, computer, and office equipment. The Company utilized existing capital lease and equipment financing arrangements to finance the majority of these capital expenditures. The Company currently estimates that it will acquire approximately $5,000,000 in capital equipment in fiscal 2001 consisting of primarily computers, laboratory equipment, and additions to leasehold improvement which it intends to finance under existing and new equipment financing arrangements, yet to be negotiated. The Company is currently in discussions with several potential sources of equipment financing.

     Financing activities provided cash of approximately $48,462,000 in fiscal 2000 from proceeds received from the sale of equity securities, exercise of stock options, and employee stock purchase plan, partially offset by payments of long-term obligations. Financing activities used cash of approximately $5,233,000 in fiscal 1999 primarily for payments of long-term obligations, partially offset by proceeds received from the exercise of stock options. Financing activities provided cash of approximately $756,000 in fiscal 1998 primarily from proceeds received from long-term obligations and the exercise of stock options, net of payments of long-term obligations.

     At August 31, 2000, we had net operating loss and tax credits (investment and research) carryforwards of approximately $87,055,000 and $3,071,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited, in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of these losses are expiring due to the limitations of the carryforward period.

     We believe that our existing capital resources are adequate for the foreseeable future under our current rate of investment in research and development. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated, or unexpected expenditures.

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

     This Form 10-K and documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgement regarding future events. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "intend," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. All forward-looking statements, other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, nor do we plan to update these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward looking statements due to a number of risks affecting our business, including the ability of the Company and its alliance partner to (i) successfully develop products based on the Company's genomic information, (ii) obtain the necessary governmental approvals, (iii) effectively commercialize any products developed before its competitors and (iv) obtain and enforce intellectual property rights, as well as the risk factors set forth in this Annual Report on Form 10-K and those set forth in other filings that we may make with the Securities and Exchange commission from time to time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Pursuant to General Instruction G(3) to Form 10K, the information required for Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Shareholders to be held on February 27, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

     (3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3        Restated Articles of Organization and By laws(1)
 3.1      Amendment dated January 5, 1982 to Restated Articles of
          Organization(2)
 3.2      Amendment dated January 24, 1983 to Restated Articles of
          Organization(3)
 3.3      Amendment dated January 17, 1984 to Restated Articles of
          Organization(4)
 3.4      Amendment dated October 20, 1987 to the By-laws(8)
 3.5      Amendment dated December 9, 1987 to Restated Articles of
          Organization(9)
 3.6      Amendment dated October 16, 1989 to the By-laws(11)
 3.7      Amendment dated January 24, 1994 to Articles Restated
          Articles of Organization(14)
 3.8      Amendment dated August 31, 1994 to Restated Articles of
          Organization(14)
10.4      Incentive Stock Option Plan and Form of Stock Option
          Certificate(1)
10.6      Genome Therapeutics Corp. (f/k/a Collaborative Research)
          Incentive Savings Plan(6)
10.7      Amendment dated November 4, 1986 to the Genome Therapeutics
          Corp. (f/k/a Collaborative Research) Incentive Savings Plan
          dated March 1, 1985(7)
10.14     1991 Stock Option Plan and Form of Stock Option
          Certificate(12)
10.15     Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(13)
10.16     Lease dated June 3, 1993 relating to certain property in
          Waltham, Massachusetts(13)
10.19     Employment Agreement with Robert J. Hennessey(13)
10.22     Lease Amendment dated August 1, 1994 relating to certain
          property in Waltham, MA(14)
10.24     1993 Stock Option Plan and Form of Stock Option
          Certificate(14)
10.28     Agreement between the Company and AstraZeneca PLC (f/k/a
          Astra Hassle AB) dated August 31, 1995.(16)*
10.29     Collaboration and License Agreement between the Company,
          Schering Corporation and Schering-Plough Ltd., dated as of
          December 6, 1995.(18)*
10.30     Form of director Stock Option Agreement and schedule of
          director options granted(17)
10.37     Lease amendment dated November 15, 1996 to certain property in Waltham, MA.(19)
10.38     Collaboration and License Agreement between the Company,
          Schering Corporation and Schering-Plough Ltd., dated as of
          December 20, 1996.(20)*
10.39     Credit agreement between the Company and Fleet National Bank dated February 28, 1997.(21)
10.40     Credit agreement between the Company and U S Trust (f/k/a
          Sumitomo Bank, Limited) dated July 31, 1997.(22)
10.41     Collaboration and License Agreement between the Company and
          Schering Corporation, dated September 22, 1997.(23)*
10.42     Collaboration and License Agreement between the Company and
          Schering-Plough Ltd. dated September 22, 1997.(23)*

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.43     Credit modification agreement between the Company and Fleet
          National Bank, dated March 9, 1998.(24)
10.44     1997 Directors' Deferred Stock Plan.(25)
10.45     1997 Stock Option Plan.(25)
10.46     Amended Employment Agreement with Robert J. Hennessey.(26)
10.47     Collaboration and License Agreement between the Company and
          American Home Products, Inc., acting through its
          Wyeth-Ayerst Division, dated December 20, 1999 (27)
10.48     Employment Agreement of Christopher T. Kelly (28)
10.49     Collaboration and License Agreement between Genome
          Therapeutics Corporation and bioMerieux Incorporated dated as of September 30, 1999. (29)
10.50     Registration Rights Agreement between the Company and
          bioMerieux Alliance sa dated September 30, 1999 (30)
23.       Consent of Arthur Andersen LLP Independent Public
          Accounts.(31)
27.       Financial Data Schedule.(31)
99.       Risk Factors (31)

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

(19) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.

(20) Filed as an exhibit to the Company's 10-Q/A for the quarter ended March 1, 1997 and incorporated herein by reference.

(21) Filed as an exhibit to the Company's 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(22) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1997 and incorporated herein by reference.

(23) Filed as exhibits to the Company's 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.

(24) Filed as an exhibit to the Company's 10-Q for the quarter ended May 30, 1998 and incorporated herein by reference.

(25) Filed as exhibits to the Company's Registration Statement on Forms S-8 (333-49069) and incorporated herein by reference.

(26) Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1998 and incorporated herein by reference.

(27) Filed as an exhibit to the Company's 8-K filed on March 8, 2000 and incorporated herein by reference.

(28) Filed as an exhibit to the Company's Registration Statement on Form S-3 (file No 333-32614) and incorporated herein by reference.

(29) Filed as an exhibit to the Company's 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.

(30) Filed as an exhibit to the Company's Registration Statement on Form S-3 (file No 333-32614) and incorporated herein by reference.

(31) Filed herewith.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants..................................  F-2

Consolidated Balance Sheets as of August 31, 1999 and 2000................  F-3

Consolidated Statements of Operations for the Years Ended
  August 31, 1998, 1999 and 2000..........................................  F-4

Consolidated Statements of Shareholders' Equity for the
  Years Ended August 31, 1998, 1999 and 2000..............................  F-5

Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1998, 1999 and 2000..........................................  F-6

Notes to Consolidated Financial Statements................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genome Therapeutics Corp.:

     We have audited the accompanying consolidated balance sheets of Genome Therapeutics Corp. and subsidiary (a Massachusetts corporation) as of August 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of Genome Therapeutics Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genome Therapeutics Corp. and subsidiaries as of August 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
October 11, 2000

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                      AUGUST 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 12,802,162   $ 52,111,172
  Marketable securities.....................................    12,060,230     22,348,841
  Interest receivable.......................................       448,192        574,603
  Accounts receivable.......................................        41,236        268,498
  Unbilled costs and fees...................................        35,328        548,807
  Prepaid expenses and other current assets.................       282,975        383,929
  Note receivable from former officer.......................       120,000             --
                                                              ------------   ------------
         Total current assets...............................    25,790,123     76,235,850
Equipment and Leasehold Improvements, at cost:
  Laboratory and scientific equipment.......................    15,844,262     18,465,674
  Leasehold improvements....................................     8,205,701      8,260,884
  Equipment and furniture...................................     1,344,703      1,114,195
                                                              ------------   ------------
                                                                25,394,666     27,840,753
  Less--Accumulated depreciation............................    12,173,500     14,392,805
                                                              ------------   ------------
                                                                13,221,166     13,447,948
Restricted Cash.............................................       200,000        200,000
Long-term Marketable Securities.............................            --      1,224,184
Other Assets................................................       273,708        227,541
                                                              ------------   ------------
                                                              $ 39,484,997   $ 91,335,523
                                                              ============   ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations...............  $  3,934,547   $  4,719,604
  Accounts payable..........................................       987,958      1,543,603
  Accrued expenses..........................................     2,322,780      3,240,423
  Deferred revenue..........................................     2,903,534      3,013,847
                                                              ------------   ------------
         Total current liabilities..........................    10,148,819     12,517,477
Long-term Obligations, net of current maturities............     5,925,086      4,543,201
Commitments and Contingencies (Note 4)
Shareholders' Equity:
  Common stock, $0.10 par value --
    Authorized -- 34,375,000 shares
    Issued and outstanding -- 18,542,146 and 22,261,389
      shares at August 31, 1999 and 2000, respectively......     1,854,214      2,226,139
  Series B restricted stock, $0.10 par value --
    Authorized -- 625,000 shares
    Issued and outstanding -- None..........................            --             --
  Additional paid-in capital................................    88,285,619    142,317,055
  Accumulated deficit.......................................   (66,697,384)   (69,513,430)
  Deferred compensation.....................................       (31,357)      (754,919)
                                                              ------------   ------------
         Total shareholders' equity.........................    23,411,092     74,274,845
                                                              ------------   ------------
                                                              $ 39,484,997   $ 91,335,523
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED AUGUST 31,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     ------------    -----------    -----------
Revenues:
  Contract research, licenses and subscription
     fees........................................    $ 19,217,132    $24,018,165    $26,423,670
Costs and Expenses:
  Research and development.......................      31,977,381     26,699,910     24,820,667
  Selling, general and administrative............       4,292,471      4,279,480      5,818,387
                                                     ------------    -----------    -----------
          Total costs and expenses...............      36,269,852     30,979,390     30,639,054
                                                     ------------    -----------    -----------
  Loss from operations...........................     (17,052,720)    (6,961,225)    (4,215,384)
Interest Income (Expense):
  Interest income................................       2,386,523      1,586,798      2,226,786
  Interest expense...............................      (1,147,186)      (953,668)      (827,448)
                                                     ------------    -----------    -----------
          Net interest income....................       1,239,337        633,130      1,399,338
                                                     ------------    -----------    -----------
          Net loss...............................    $(15,813,383)   $(6,328,095)   $(2,816,046)
                                                     ============    ===========    ===========
Net Loss per Common Share:
  Basic and diluted..............................    $      (0.87)   $     (0.34)   $     (0.14)
                                                     ============    ===========    ===========
Weighted Average Common Equivalent Shares
  Outstanding:
  Basic and diluted..............................      18,212,365     18,382,707     20,277,076
                                                     ============    ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK
                                         -----------------------    ADDITIONAL                                      TOTAL
                                                        $0.10        PAID-IN      ACCUMULATED      DEFERRED     SHAREHOLDERS'
                                           SHARES     PAR VALUE      CAPITAL        DEFICIT      COMPENSATION      EQUITY
                                         ----------   ----------   ------------   ------------   ------------   -------------

Balance, August 31, 1997...............  17,782,929   $1,778,293   $ 86,942,034   $(44,555,906)  $  (218,224)    $43,946,197
  Exercise of stock options............     529,660       52,966        930,615            --             --         983,581
  Deferred compensation from grant of
    stock options......................          --           --         91,874            --        (91,874)             --
  Amortization of deferred compensation
    and other compensation expense.....          --           --             --            --        131,405         131,405
  Net loss.............................          --           --             --    (15,813,383)           --     (15,813,383)
                                         ----------   ----------   ------------   ------------   -----------     -----------
Balance, August 31, 1998...............  18,312,589    1,831,259     87,964,523    (60,369,289)     (178,693)     29,247,800
  Exercise of stock options............     228,757       22,875        322,121            --             --         344,996
  Issuance of stock under directors
    deferred stock plan................         800           80             --            --             --              80
  Deferred compensation from grant of
    stock options......................          --           --         60,006            --        (60,006)             --
  Amortization of deferred compensation
    and other compensation expense.....          --           --             --            --        142,847         142,847
  Compensation expense related to grant
    of stock options...................          --           --          3,464            --             --           3,464
  Reversal of deferred compensation
    related to termination of stock
    options............................          --           --        (64,495)           --         64,495              --
  Net loss.............................          --           --             --     (6,328,095)           --      (6,328,095)
                                         ----------   ----------   ------------   ------------   -----------     -----------
Balance, August 31, 1999...............  18,542,146    1,854,214     88,285,619    (66,697,384)      (31,357)     23,411,092
  Sale of common stock, net of issuance
    costs of $735,951..................   2,178,610      217,861     48,236,983            --             --      48,454,844
  Exercise of stock options............   1,532,302      153,231      4,002,098            --             --       4,155,329
  Employee stock purchase plan.........       8,331          833        214,723            --             --         215,556
  Deferred compensation from grant of
    stock options......................          --           --      1,707,902            --     (1,707,902)             --
  Amortization of deferred compensation
    and other compensation expense.....          --           --             --            --        854,070         854,070
  Reversal of deferred compensation
    related to termination of stock
    options............................          --           --       (130,270)           --        130,270              --
  Net loss.............................          --           --             --     (2,816,046)           --      (2,816,046)
                                         ----------   ----------   ------------   ------------   -----------     -----------
Balance, August 31, 2000...............  22,261,389   $2,226,139   $142,317,055   $(69,513,430)  $  (754,919)    $74,274,845
                                         ==========   ==========   ============   ============   ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED AUGUST 31,
                                                              ------------------------------------------
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------

Cash Flows from Operating Activities:
  Net loss..................................................  $(15,813,383)  $ (6,328,095)  $ (2,816,046)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities-
    Depreciation and amortization...........................     3,714,383      4,063,977      4,279,091
    Loss on disposal of fixed assets........................       288,979             --         53,871
    Amortization of deferred compensation...................       131,405        146,311        854,070
    Common stock issued for services rendered...............            --             80             --
    Changes in assets and liabilities-
      Interest receivable...................................       538,200        294,219       (126,411)
      Accounts receivable...................................        29,460        (15,554)      (227,262)
      Unbilled costs and fees...............................        (9,979)       114,971       (513,479)
      Prepaid expenses and other current assets.............      (287,317)       412,582       (100,954)
      Note receivable from former officer...................            --         40,000        120,000
      Accounts payable......................................      (310,781)        10,348        555,645
      Accrued expenses......................................        76,612       (127,620)       917,643
      Deferred revenue......................................     2,363,442     (1,795,603)       110,313
                                                              ------------   ------------   ------------
         Total adjustments..................................     6,534,404      3,143,711      5,922,527
                                                              ------------   ------------   ------------
         Net cash (used in) provided by operating
           activities.......................................    (9,278,979)    (3,184,384)     3,106,481
                                                              ------------   ------------   ------------
Cash Flows from Investing Activities:
  Purchases of marketable securities........................   (30,820,944)   (21,858,137)   (54,814,345)
  Proceeds from sale of marketable securities...............    46,761,250     32,797,000     43,301,550
  Purchases of equipment and leasehold improvements.........    (5,162,311)      (834,351)      (792,807)
  Decrease in restricted cash...............................       101,500             --             --
  Decrease in other assets..................................        18,722        136,559         46,167
                                                              ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    10,898,217     10,241,071    (12,259,435)
                                                              ------------   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock........................            --             --     48,454,844
  Proceeds from exercise of stock options...................       983,581        344,996      4,155,329
  Proceeds from employee stock purchase plan................            --             --        215,556
  Payments on long-term obligations.........................    (4,238,341)    (5,577,697)    (4,363,765)
  Proceeds from long-term obligations.......................     4,011,000             --             --
                                                              ------------   ------------   ------------
         Net cash provided by (used in) financing
           activities.......................................       756,240     (5,232,701)    48,461,964
                                                              ------------   ------------   ------------
Net Increase in Cash and Cash Equivalents...................     2,375,478      1,823,986     39,309,010
Cash and Cash Equivalents, beginning of year................     8,602,698     10,978,176     12,802,162
                                                              ------------   ------------   ------------
Cash and Cash Equivalents, end of year......................  $ 10,978,176   $ 12,802,162   $ 52,111,172
                                                              ============   ============   ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the year.............................  $  1,147,186   $    953,668   $    827,449
                                                              ============   ============   ============
  Income taxes paid during the year.........................  $     24,700   $     33,019   $     12,000
                                                              ============   ============   ============
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Equipment acquired under capital leases...................  $  3,572,777   $  1,347,586   $  3,766,937
                                                              ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Genome Therapeutics Corp. (the Company) is a leader in commercialization of genomics-based drug discovery. The Company has over 10 years of experience in genomic research and has been selected as the only commercial genomics company to participate in the Human Genome Project sponsored by the United States government. The Company's commercial strategy is to apply its broad understanding of human and infectious disease genomics and its integrated proprietary technologies to validate novel drugs for commercialization through alliances with pharmaceutical companies.

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

  (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b)  Revenue Recognition

     Revenues consist of license fees, contract research and subscription fees from the PathoGenomeTM Database derived from alliances with pharmaceutical companies, government grants, fees received from custom gene sequencing and analysis and from royalties in 1998 and 1999. Revenues from contract research derived from alliances with pharmaceutical companies, from government grants and contracts, and from custom gene sequencing and analysis are recognized over the respective contract periods as the services are provided. License fees are recognized as earned. Subscription fees from the PathoGenome Database are recognized ratably over the life of the subscription. Milestone payments from research and development alliances are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

     Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, was issued in December 1999 and is effective for companies with fiscal years beginning after December 15, 2000. SAB No. 101 will require companies to recognize certain up-front nonrefundable fees over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principles through a cumulative charge to its statement of operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its future operating results as it relates to the up-front nonrefundable payments and milestone payments received in connection with alliances.

  (c)  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets. Equipment and all other depreciable assets' useful lives vary from three to seven years. The majority of the Company's equipment and leasehold improvements are financed through bank lines of credit.

  (d)  Net Loss Per Common Share

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options and warrants that are not included in diluted net loss per common share were 4,089,226, 3,301,008 and 2,414,665 at August 31, 1998, 1999 and 2000,
respectively.

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

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company's total revenues:

                                                                   PERCENTAGE OF
                                                     NUMBER OF     TOTAL REVENUES
                                                    SIGNIFICANT    --------------
                                                     CUSTOMERS      A          B
                                                    -----------    ---        ---
Year ended August 31,
     1998.........................................       2          9%        71%
     1999.........................................       2          4%        75%
     2000.........................................       2         28%        45%

     The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company's total accounts receivable:

                                                                          PERCENTAGE OF
                                                     NUMBER OF      TOTAL ACCOUNTS RECEIVABLE
                                                    SIGNIFICANT    ----------------------------
                                                     CUSTOMERS      A       B       C       D
                                                    -----------    ----    ----    ----    ----
Year ended August 31,
     1998.........................................       2          34%     60%      0%      0%
     1999.........................................       3          29%     55%     17%      0%
     2000.........................................       3          59%     18%      0%     11%

  (f)  Use of Estimates

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (g)  Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates carrying value.

  (h)  Reclassifications

     The Company has reclassified certain prior-year information to conform with the current year's presentation.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

  (i)  Comprehensive Loss

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss is the same as reported net loss for all periods presented.

  (j)  Segment Reporting

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

  (k)  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its financial statements.

     SAB No. 101 was issued in December 1999 and is effective for companies with fiscal years beginning after December 15, 2000. SAB No. 101 will require companies to recognize certain up-front nonrefundable fees over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principles through a cumulative charge to its statement of operations, in accordance with APB Opinion No. 20 no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its future operating results as it relates to the up-front nonrefundable payments and milestone payments received in connection with alliances.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of APB No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000; however, it covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by the Interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on its financial statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

(2)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At August 31, 1999 and 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than 90 days. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Marketable securities are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. The average maturity of the Company's marketable securities is approximately 5.5 months at August 31, 2000. At August 31, 2000, the difference between the amortized cost and the market value of the Company's marketable securities was approximately $68,000.

     At August 31, 1999 and 2000, the Company's cash, cash equivalents and marketable securities consisted of the following:

                                                                 1999          2000
                                                              -----------   -----------
Cash and Cash Equivalents:
  Cash......................................................  $ 4,304,266   $42,211,172
  Debt securities...........................................    8,497,896     9,900,000
                                                              -----------   -----------
          Total cash and cash equivalents...................  $12,802,162   $52,111,172
                                                              ===========   ===========
Marketable Securities:
  Corporate and other debt securities.......................  $12,260,230   $23,573,025
                                                              -----------   -----------
          Total marketable securities.......................  $12,260,230   $23,573,025
                                                              ===========   ===========

     The Company has $200,000 in restricted cash at August 31, 1999 and 2000 in connection with certain capital lease obligations (see Note 5).

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

     At August 31, 2000, the Company had net operating loss and tax credit carryforwards of approximately $87,055,000 and $3,071,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

     The net operating loss carryforwards and tax credits expire approximately as follows:

                                                                         INVESTMENT
                                      NET OPERATING    RESEARCH TAX          TAX
                                          LOSS            CREDIT           CREDIT
          EXPIRATION DATE             CARRYFORWARDS    CARRYFORWARDS    CARRYFORWARDS
          ---------------             -------------    -------------    -------------
2001................................   $ 4,811,000      $   24,000         $ 3,000
2002................................     2,254,000              --              --
2003................................       697,000              --              --
2004................................     2,702,000              --              --
2005-2020...........................    76,591,000       3,047,000          37,000
                                       -----------      ----------         -------
                                       $87,055,000      $3,071,000         $40,000
                                       ===========      ==========         =======

     The components of the deferred tax assets at the respective dates are as follows:

                                                           AUGUST 31,
                                                  ----------------------------
                                                      1999            2000
                                                  ------------    ------------
Net operating loss carryforwards................  $ 24,237,000    $ 33,404,000
Research and development credits................     2,879,000       3,071,000
Investment tax credits..........................       258,000          40,000
Other, net......................................     2,318,000       2,684,000
                                                  ------------    ------------
                                                    29,692,000      39,199,000
Valuation allowance.............................   (29,692,000)    (39,199,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

     The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

(4)  COMMITMENTS

  (a)  Lease Commitments

     At August 31, 2000, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006. Approximate minimum lease payments and facilities charges under the leases at August 31, 2000 are as follows:

Year ending August 31,
     2001...................................................  $  950,000
     2002...................................................     988,000
     2003...................................................   1,052,000
     2004...................................................   1,111,000
     2005...................................................   1,116,000
     Thereafter.............................................   1,354,000
                                                              ----------
                                                              $6,571,000

     Rental expense was approximately $1,085,000, $899,000 and $913,000 in the years ended August 31, 1998, 1999 and 2000, respectively.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

  (b)  Employment Agreement

     The Company has employment agreements with its executive officers, which provide for bonuses, as defined, and severance benefits upon termination of employment, as defined.

(5)  LONG-TERM OBLIGATIONS

     On February 23, 2000, the Company entered into an equipment lease line of credit under which it can finance up to $4,000,000 of laboratory, computer and office equipment. The Company, at its discretion, can enter into either an operating or capital lease. Borrowings under operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of August 31, 2000, the Company utilized $144,000 in operating leases and $3,395,000 in capital leases. The interest rates under the capital leases range from 9.58% to 10.37%. The Company had approximately $461,000 available under this line of credit at August 31, 2000.

     On February 28, 1997, the Company entered into an equipment lease line of credit under which it financed $6,000,000 of laboratory, computer and office equipment. The lease is payable in 48 monthly installments from the point of takedown, at a fixed rate of 8.95%. On March 9, 1998, the Company increased the equipment lease line of credit by $4,300,000 to $10,300,000. The increased borrowings under the equipment lease line of credit were utilized to finance laboratory, computer and office equipment. Borrowings under the increased credit line are payable in 15 quarterly installments commencing March 31, 1999, at a fixed rate of 8.78%. The Company is required to maintain certain restricted cash balances, as defined (see Note 2). In addition, the Company is required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. The line of credit expired on December 31, 1999. At this time, the Company had utilized a total of $8,347,000 of the $10,300,000 available under this line of credit.

     On July 31, 1997, the Company entered into a financing arrangement under which it financed $6,000,000 of laboratory and office renovations at its Beaver Street facility. The principal amount of the loan will be repaid over 48 consecutive months commencing on July 1, 1998. The interest rates range from 7.63% to 8.16%. The Company is required to maintain certain financial ratios pertaining to minimum cash balances, debt to net worth and tangible net worth. The Company has no additional availability under this financing arrangement at August 31, 2000.

     The Company has entered into other capital lease line arrangements under which it financed approximately $714,000 of certain laboratory, computer and office equipment. These leases are payable in 36 monthly installments. Interest rates range from 9.15% to 10.28%. The Company has no additional borrowing capacity under these capital lease agreements at August 31, 2000.

     Payments under long-term obligations at August 31, 1999 are as follows:

Year ending August 31,
     2001...................................................  $ 5,314,732
     2002...................................................    3,640,488
     2003...................................................    1,197,580
                                                              -----------
          Total minimum lease payments......................   10,152,800
Less--Amount representing interest..........................      889,995
                                                              -----------
     Present value of total minimum lease payments..........    9,262,805
Less--Current portion.......................................    4,719,604
                                                              -----------
                                                              $ 4,543,201
                                                              ===========

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

(6)  SHAREHOLDERS' EQUITY

  (a)  Stock Options

     The Company has granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans. The purchase price and vesting schedule applicable to each option grant are determined by the stock option and compensation committee of the Board of Directors. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees, and certain directors of the Company, options to purchase common stock.

     The Company granted nonqualified stock options for the purchase of 65,000 and 10,000 shares of common stock to consultants in the years ended August 31, 1997 and 1999, respectively. The options were granted with an exercise price equal to the fair market value price at the date of grant and vest ratably over the contract period, as defined. In accordance with Emerging Issues Task Force
(EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company will measure the value of options as they vest using the Black-Scholes option pricing model. The Company has charged $12,648, $16,113 and $150,121 to operations for the years ended August 31, 1998, 1999 and 2000, respectively, related to the grant of these options.

     The Company records deferred compensation when stock options, restricted stock and awards under the 1997 Directors Plan are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options granted. Deferred compensation is being recognized as an expense over the estimated vesting period of the underlying options. In the years ended 1998, 1999 and 2000, the Company recorded $91,874, $60,006 and $1,707,902, respectively, of deferred compensation. The Company recorded compensation expense of approximately $131,405, $146,311 and $854,070 for the years ended August 31, 1998, 1999 and 2000, respectively. During fiscal 1999 and 2000, in connection with the termination of several employees, the Company reversed $64,495 and $130,270, respectively, of unamortized deferred compensation due to the cancellation of the options.

     In fiscal 2000, the Company granted to certain employees the right to receive 154,616 shares of common stock. The employees will receive the common stock in two equal installments on the anniversary of the grant date. The Company recorded deferred compensation of $647,189 related to the grant of these rights to receive the common stock, which will be amortized to expense over the period the shares are earned. In the year ended August 31, 2000, four employees resigned and forfeited 28,900 shares of the restricted stock.

     In November 1998, the Board of Directors authorized a Stock Option Repricing Program (the Program). Under the terms of the Program, all current employees excluding the chairman, president and chief executive officer had the option to request that the Company cancel their existing options and replace them with a new option to purchase 85%-90% of the original number of shares of common stock granted, at the new option exercise price and vesting schedule. The new exercise price was calculated using the Black-Scholes option pricing model, which was greater than the fair market value on the date of grant. The repriced shares cannot be exercised for 12 months from the date of reissuance. These repriced options are reflected as grants and cancellations in the stock activity below.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

     There were 824,239 common shares available for future grant at August 31, 2000. The following is a summary of all stock option activity:

                                                       NUMBER OF     EXERCISE PRICE      WEIGHTED
                                                         SHARES          RANGE         AVERAGE PRICE
                                                       ----------    --------------    -------------

Outstanding, August 31, 1997.........................   4,645,688     $0.20-14.50          $4.63
  Granted............................................     468,900       4.88-9.50           6.30
  Exercised..........................................    (529,660)      1.31-8.31           1.86
  Cancelled..........................................    (719,952)     2.03-14.50           7.77
                                                       ----------     -----------          -----

Outstanding, August 31, 1998.........................   3,864,976      0.20-14.50           4.63
  Granted............................................   1,016,379       2.31-4.23           3.95
  Exercised..........................................    (228,757)      0.20-2.62           1.51
  Cancelled..........................................  (1,351,590)     0.20-14.50           7.22
                                                       ----------     -----------          -----

Outstanding, August 31, 1999.........................   3,301,008      1.53-14.50           3.57
  Granted............................................     958,258      0.00-66.00           5.66
  Exercised..........................................  (1,532,302)      0.00-9.50           2.71
  Cancelled..........................................    (338,735)     0.00-49.91           5.31
                                                       ----------     -----------          -----

Outstanding, August 31, 2000.........................   2,388,229     $0.00-66.00          $4.71
                                                       ==========     ===========          =====

Exercisable, August 31, 2000.........................   1,481,654     $0.00-66.00          $4.00
                                                       ==========     ===========          =====

Exercisable, August 31, 1999.........................   2,426,749     $1.53-14.50          $3.16
                                                       ==========     ===========          =====

Exercisable, August 31, 1998.........................   2,674,323     $0.20-14.50          $3.43
                                                       ==========     ===========          =====

     The range of exercise prices for options outstanding and options exercisable at August 31, 2000 are as follows:

                                     WEIGHTED
                                      AVERAGE
                                     REMAINING
                                    CONTRACTUAL      OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                      LIFE OF     --------------------------   --------------------------
                                      OPTIONS                    WEIGHTED                     WEIGHTED
    RANGE OF                        OUTSTANDING                  AVERAGE                      AVERAGE
EXERCISE PRICES                     (IN YEARS)     NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
---------------                     -----------   ---------   --------------   ---------   --------------
 $ 0.00-2.25.....................      3.38         773,783       $ 1.47         666,397       $ 1.63
   2.31-3.38.....................      6.64         258,487         2.85         119,739         2.50
   3.52-4.88.....................      8.82         857,398         4.26         332,566         4.27
   5.34-7.50.....................      6.04          77,376         6.94          59,821         7.06
   8.31-9.50.....................      5.83         335,685         8.90         302,631         8.87
  14.28-66.00....................      9.70          85,500        25.68             500        14.50
                                       ----       ---------       ------       ---------       ------
           Total.................      6.34       2,388,229       $ 4.71       1,481,654       $ 4.00
                                       ====       =========       ======       =========       ======

  (b)  Sale of Common Stock

     In September 1999, the Company sold 678,610 shares of common stock to bioMerieux as part of a strategic alliance agreement (see Note 8 (d)). The Company received approximately $3,732,115 in proceeds from the sale of common stock, net of issuance costs of approximately $17,885.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

     In June and July of 2000, the Company sold 1,500,000 shares of its common stock in a series of transactions through the Nasdaq National Market at an average price of $31.01 per share resulting in proceeds of approximately $44,722,729, net of issuance costs. The Company incurred approximately $718,066 in issuance costs associated with these transactions.

  (c)  Pro Forma Disclosure of Stock-based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees and nonemployee directors under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model. The weighted average assumptions used for 1998, 1999 and 2000 are as follows:

                                              1998           1999           2000
                                           -----------    -----------    -----------
Risk-free interest rate..................  5.36%-6.20%    4.46%-6.15%    5.78%-6.71%
Expected dividend yield..................      --             --             --
Expected life............................    7 years        7 years        5 years
Expected volatility......................      65%            65%            87%
Weighted average fair market value at
  grant date.............................     $3.61          $4.21          $5.46

     The total value of the options granted to employees during 1998, 1999 and 2000 was computed as $1,635,318, $1,255,868 and $3,493,491, respectively. Of these amounts, $652,668, $966,309 and $2,058,730 would be charged to operations for the years ended August 31, 1998, 1999 and 2000, respectively. The remaining amount, approximately $2,153,651, would be amortized over the remaining vesting periods. The pro forma effect of these option grants for the years ended August 31, 1998, 1999 and 2000 is as follows:

                      1998                        AS REPORTED      PRO FORMA
                      ----                        ------------    ------------
Net loss........................................  $(15,813,383)   $(16,466,051)
                                                  ============    ============
Net loss per share..............................  $      (0.87)   $      (0.90)
                                                  ============    ============

                      1999
                      ----
Net loss........................................  $ (6,328,095)   $ (7,294,404)
                                                  ============    ============
Net loss per share..............................  $      (0.34)   $      (0.40)
                                                  ============    ============

                      2000
                      ----
Net loss........................................  $ (2,816,046)   $ (4,874,776)
                                                  ============    ============
Net loss per share..............................  $      (0.14)   $      (0.24)
                                                  ============    ============

     The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as the pro forma expense may vary based on the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  (d)  1997 Directors' Deferred Stock Plan

     In January 1998, the Company's stockholders approved the 1997 Directors' Deferred Stock Plan (the 1997 Directors' Plan) covering 150,000 shares of common stock. The stock will be granted as services are performed by members of the Company's Board of Directors. As of August 31, 2000, the Company issued 27,236 shares of restricted common stock under the 1997 Directors' Plan. These shares are issued at the end of the three-year period or earlier if the individual ceases to serve as a member of the Company's Board of Directors. As of August 31, 2000, 800 shares of common stock were issued under the 1997 Directors' Plan.

  (e)  Employee Stock Purchase Plan

     On February 28, 2000, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company's common stock. The employees' purchase price will be 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. No compensation expense will be recorded in connection with the plan. As of August 31, 2000, the Company has issued 8,331 shares under this plan.

(7)  INCENTIVE SAVINGS 401(K) PLAN

     The Company maintains an incentive savings 401(k) plan (the Plan) for the benefit of all employees. The Company matches 100% of the first 2% of salary and 50% of the next 2% of salary, limited to the first $100,000 of annual salary. The Company contributed $229,460, $241,587 and $199,476 to the Plan for the years ended August 31, 1998, 1999 and 2000, respectively.

(8)  ALLIANCES

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

     Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to approximately $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received approximately $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through August 31, 2000. Of such fees, $500,000 is creditable against any future royalties payable to the Company by Astra under the agreement.

     The Company will also be entitled to receive royalties on Astra's sale of products protected by the claims of patents licensed exclusively to Astra by the Company pursuant to the agreement or the discovery of which was enabled in a significant manner by the genomic database licensed to Astra by the Company. The Company has the right, under certain circumstances, to convert Astra's license to a nonexclusive license in the event that Astra is not actively pursuing commercialization of the technology.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

     The Company has recognized approximately $1,654,000, $910,000 and $22,000 in revenue under the agreement in the years ended August 31, 1998, 1999 and 2000, respectively, which consisted of alliance research revenue and milestone payments.

  (b)  Schering-Plough

     In December 1995, the Company entered into a strategic alliance and license agreement with Schering Corporation and Schering-Plough Ltd. (collectively, Schering-Plough) providing for the use by Schering-Plough of the genomic sequence of Staph. aureus to identify and validate new gene targets for development of drugs to target Staph. aureus and other pathogens that have become resistant to current antibiotics. As part of this agreement, the Company granted Schering-Plough exclusive access to the Company's proprietary Staph. aureus genomic sequence database. The Company also granted Schering-Plough a nonexclusive license to use the Company's bioinformatics systems for Schering-Plough's internal use in connection with the genomic databases licensed to Schering-Plough under the agreement and other genomic databases Schering-Plough develops or acquires. The Company also agreed to undertake certain research efforts to identify bacteria-specific genes essential to microbial survival and to develop biological assays to be used by Schering-Plough in screening natural product and compound libraries to identify antibiotics with new mechanisms of action.

     Under this agreement, Schering-Plough agreed to pay an initial license fee and fund a research program for a minimum of two-and-a-half years with an option to extend. In June 2000, Schering-Plough elected to extend the research program for the second time through at least September 2001. Under the agreement as extended, Schering-Plough agreed to pay the Company a minimum of $21.5 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24 million in milestone payments.

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

     Under the December 1995 agreement, the Company has recognized approximately $3,436,000, $2,491,000 and $2,071,000 in revenue in the years ended August 31,
1998, 1999 and 2000, respectively, under this agreement, which consisted of alliance research revenue and milestone payments. A total of approximately $19,312,000 has been received through August 31, 2000.

     In December 1996, the Company entered into its second strategic alliance and license agreement with Schering-Plough. This agreement calls for the use of genomics to discover new pharmaceutical products for treating asthma. As part of the agreement, the Company will employ its high-throughput disease gene identification, bioinformatics and genomics sequencing capabilities to identify genes and associated proteins that can be utilized by Schering-Plough to develop pharmaceuticals and vaccines for treating asthma. Under this agreement, the Company has granted Schering-Plough exclusive access to (i) certain gene sequence databases made available under this research program; (ii) information made available to the Company under certain third-party research agreements and
(iii) an exclusive worldwide right and license to make, use and

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY sell pharmaceutical and vaccine products based on the rights to develop and commercialize diagnostic products that may result from this alliance.

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

     Under this second agreement, the Company has recognized approximately $7,100,000, $9,927,000 and $6,079,000 in revenue in the years ended August 31,
1998, 1999 and 2000, respectively, which consisted of alliance research revenue, milestone payments and an expense allowance. A total of approximately $28,115,000 has been received through August 31, 2000.

     In September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed in the course of the research program. In return, Schering-Plough agreed to fund a research program for a minimum number of years with an option to extend. In December 1999, Schering-Plough extended this alliance through September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $32.4 million, excluding royalties. Of the total potential payments, approximately $9.4 million represents sponsored research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenomeTM and associated information relating to microbial organisms (see Note 9).

     Under the third agreement, the Company has recognized approximately $2,432,000, $4,832,000 and $3,288,000 in revenue for the years ended August 31, 1998, 1999 and 2000, respectively, which consisted of alliance research funding and milestone payments. A total of approximately $10,865,000 has been received through August 31, 2000.

     Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

  (c)  National Human Genome Research Institute

     In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company is participating in an international consortium in a full-

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period of which $6.7 million is guaranteed through October 2000. For the years ended August 31, 1999 and 2000, the Company recognized revenue of approximately $340,000 and $5,535,000, respectively, in connection with this international Human Genome Project.

     In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Company was entitled to receive $12.9 million in funding over three years with respect to this agreement of which the Company is expected to receive $5.2 million through December 2000 as the Company performs research under the project. For the year ended August 31, 2000, the Company recognized revenue of approximately $1,477,000 with respect to this agreement.

     In August 2000, the Company was named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use all remaining funding under the mouse award to commence this rat genome initiative.

     Funding under our government grants and research contracts is subject to appropriation each year by the U.S. Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future. The government's failure to fund our research in this area not only would end the Company's participation in the program, but might adversely affect the industry-wide perception of genomics and the utility of genomic information.

  (d)  bioMerieux Alliance

     In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 9), agreed, to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of guaranteed research and development funding, excluding subscription fees, approximates $2.2 million for the first year of the agreement. The Company has recognized approximately $1,291,000 in revenue through August 31, 2000, which consisted of alliance research revenue and amortization of the up-front license fees. A total of approximately $2,150,000 has been received through August 31, 2000.

  (e)  Wyeth-Ayerst Laboratories

     In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

     The agreement calls for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteroporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst paid the Company an up-front license fee, will fund a multi-year research program and make milestone payments and pay royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. Under this agreement, the Company has recognized $1,000,000 in revenue through August 31, 2000, which consisted of alliance research revenue and amortization of the up-front license fee. A total of $1,750,000 has been received through August 31, 2000.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

(9)  DATABASE SUBSCRIPTIONS

     The Company has entered into a number of PathoGenome Database subscriptions. The database subscription provides nonexclusive access to the Company's proprietary genome sequence database, PathoGenome Database and associated information relating to microbial organisms. These agreements call for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer pays an annual subscription fee and will pay royalties on any molecules developed as a result of access to the information provided by PathoGenome Database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

     In April 2000, the Company entered into an agreement with Compugen Inc. to license its PathoGenome Database. The collaboration will provide scientists worldwide with access to the Company's PathoGenome Database through Compugen's LabOnWeb.com. Under the terms of the agreement, Compugen will have exclusive rights to make the Company's PathoGenome Database available over the Internet. The Company and Compugen will share revenue generated by customers who use PathoGenome Database data from LabOnWeb.com.

The Company has recognized approximately $2,767,000, $4,846,000 and $4,179,000 in revenue under these agreements in the years ended August 31, 1998, 1999 and 2000, respectively, consisting of license and subscription fees

(10)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              AUGUST 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Payroll and related expenses..........................  $1,065,311   $1,869,235
Facilities............................................     438,453      550,961
Professional fees.....................................     269,553      265,014
License and other fees................................     160,434      160,434
Employee relocation...................................     143,843       94,983
All other.............................................     245,186      299,796
                                                        ----------   ----------
                                                        $2,322,780   $3,240,423
                                                        ==========   ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2000.

                                          GENOME THERAPEUTICS CORP.


                                          /s/ STEVEN M, RAUSCHER
                                          --------------------------------------
                                          Steven M. Rauscher
                                          Chief Executive Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 21, 2000.


     SIGNATURE                               TITLE
     ---------                               -----

/s/ ROBERT J. HENNESSEY     Director, Chairman of the Board
-------------------------
ROBERT J. HENNESSEY


/s/ STEVEN M. RAUSCHER      Director, President and Chief Executive Officer
-------------------------
STEVEN M. RAUSCHER


/s/ PHILIP V. HOLBERTON     Chief Financial Officer, Principal Financial Officer
-------------------------
PHILIP V. HOLBERTON


/s/ MARC GARNICK            Director
-------------------------
MARC GARNICK


/s/ PHILIP LEDER            Director
-------------------------
PHILIP LEDER


/s/ LAWRENCE LEVY           Director
-------------------------
LAWRENCE LEVY


/s/ NORBERT RIEDEL          Director
-------------------------
NORBERT RIEDEL