Form 10-Q
period 2001-02-24
GENOME THERAPEUTICS CORP
filed 2001-04-10
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: February 24, 2001
                                         -----------------

                           Commission File No: 0-10824
                                               -------

                            GENOME THERAPEUTICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                                  04-2297484
          -------------                                  ----------
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                               100 BEAVER STREET;
                               ------------------
                          WALTHAM, MASSACHUSETTS 02453
                          ----------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                                       22,456,499
         ------------                                -------------------------
        $.10 PAR VALUE                               Outstanding April 6, 2001
        --------------

                    Genome Therapeutics Corp. and Subsidiary


              Index to Financial Information and Other Information


                                                                              Page
Part I
Financial Information (unaudited):

     Consolidated Condensed Balance Sheets as of                               3
         August 31, 2000 and February 24, 2001

     Consolidated Condensed Statements of Operations                           4
         for the thirteen and twenty-six week periods ended
         February 26, 2000 and February 24, 2001

     Consolidated Statements of Cash Flows for the                             5
         thirteen and twenty-six week periods ended February 26, 2000 and February 24, 2001

     Notes to Consolidated Condensed Financial                                 6-12
         Statements

     Management's Discussion and Analysis of Financial                         13-18
         Condition and Results of Operations

Part II
Other Information:

     Other Information                                                         19-20

     Signature                                                                 21

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               August 31,           February 24,
                                                                  2000                  2001
                                                                         (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                  $52,111,172            $21,616,604
   Marketable securities                                       22,348,841             40,422,234
   Interest receivable                                            574,603              1,281,133
   Accounts receivable                                            268,498              2,308,678
   Unbilled costs and fees                                        548,807              1,931,340
   Prepaid expenses and other current assets                      383,929                852,510

                                                              -----------            -----------
        Total current assets                                   76,235,850             68,412,499

Equipment and leasehold improvements, at cost:
   Laboratory and scientific equipment                         18,465,674             19,159,791
   Leasehold improvements                                       8,260,884              8,406,208
   Equipment and furniture                                      1,114,195              1,140,069
                                                              -----------            -----------
                                                               27,840,753             28,706,068
   Less accumulated depreciation
       and amortization                                        14,392,805             15,932,133
                                                              -----------            -----------
                                                               13,447,948             12,773,935

Restricted cash                                                   200,000                200,000
Long-term marketable securities                                 1,224,184              9,584,205
Other assets                                                      227,541                203,841

                                                              -----------            -----------
        Total assets                                          $91,335,523            $91,174,480
                                                              ===========            ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                           $ 1,543,603            $ 1,610,736
   Accrued expenses                                             3,240,423              2,843,338
   Deferred revenue                                             3,013,847              4,519,280
   Current maturities of long-term obligations                  4,719,604              4,754,633
                                                              -----------            -----------
        Total current liabilities                              12,517,477             13,727,987
Long-term obligations, net of current maturities                4,543,201              3,730,687

Shareholders' equity                                           74,274,845             73,715,806

                                                              -----------            -----------
        Total liabilities and shareholders' equity            $91,335,523            $91,174,480
                                                              ===========            ===========


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Thirteen Week Periods Ended              Twenty-Six Week Periods Ended
                                                   February 26,         February 24,         February 26,         February 24,
                                                       2000                 2001                2000                  2001
                                                              (Unaudited)                               (Unaudited)
Revenues:
  Contract research, licenses,
    subscription fees and royalties                $  7,805,171         $  8,190,878         $ 13,840,173         $ 13,801,834

Costs and Expenses:
  Research and development                            6,408,241            7,837,148           11,749,546           14,490,344
  Selling, general and administrative                 1,718,304            1,849,734            2,687,949            3,427,203
                                                   ------------         ------------         ------------         ------------
       Total costs and expenses                       8,126,545            9,686,882           14,437,495           17,917,547

                                                   ------------         ------------         ------------         ------------
Loss from Operations                                   (321,374)          (1,496,004)            (597,322)          (4,115,713)
                                                   ------------         ------------         ------------         ------------

  Interest income                                       435,596            1,151,879              799,267            2,381,864
  Interest expense                                     (187,125)            (186,241)            (396,451)            (394,274)
                                                   ------------         ------------         ------------         ------------
       Net interest income                              248,471              965,638              402,816            1,987,590
                                                   ------------         ------------         ------------         ------------

       Net loss                                        ($72,903)           ($530,366)           ($194,506)         ($2,128,123)
                                                   ------------         ------------         ------------         ------------
Net Loss per Common Share:
  Basic and diluted                                      ($0.00)              ($0.02)              ($0.01)              ($0.10)
                                                   ------------         ------------         ------------         ------------

Weighted average common shares outstanding:
  Basic and diluted                                  19,843,446           22,354,296           19,395,565           22,317,015
                                                   ------------         ------------         ------------         ------------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Twenty-Six Week Periods Ended
                                                                                     February 26,            February 24,
                                                                                        2000                     2001
                                                                                                 (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                                              ($194,506)             ($2,128,123)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                   1,976,058                2,215,852
      Loss on disposal of fixed assets                                                       --                  106,426
      Deferred compensation                                                             469,705                  856,286
      Changes in assets and liabilities:
          Interest receivable                                                            (6,275)                (706,530)
          Accounts receivable                                                           (85,812)              (2,040,180)
          Unbilled costs and fees                                                       (45,749)              (1,382,533)
          Prepaid expenses and other current assets                                    (259,319)                (468,581)
          Accounts payable                                                              (46,222)                  67,133
          Accrued expenses                                                            1,907,078                 (397,085)
          Deferred revenue                                                            1,737,507                1,505,433
                                                                                   ------------             ------------
                   Total adjustments                                                  5,646,971                 (243,779)
                                                                                   ------------             ------------
                   Net cash provided by (used in)
                     operating activities                                             5,452,465               (2,371,902)
                                                                                   ------------             ------------
Cash Flows from Investing Activities:
  Purchases of marketable securities                                                (21,125,970)             (49,554,414)
  Maturities of marketable securities                                                25,876,550               23,121,000
  Purchases of equipment and leasehold improvements                                      54,817                   59,225
  Decrease in other assets                                                               22,250                   23,700
                                                                                   ------------             ------------

        Net cash provided by (used in) investing activities                           4,827,647              (26,350,489)
                                                                                   ------------             ------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                                  3,732,115                       --
  Proceeds from exercise of stock options                                             3,636,092                  585,608
  Proceeds from employee stock purchase plan                                                 --                  124,790
  Proceeds from issuance of restricted stock                                                 --                    2,400
  Payments on long-term obligations                                                  (2,068,686)              (2,484,975)
                                                                                   ------------             ------------

        Net cash provided by (used in) financing activities                           5,299,521               (1,772,177)
                                                                                   ------------             ------------

Net Increase in Cash and Cash Equivalents                                            15,579,633              (30,494,568)
Cash and Cash Equivalents, at beginning of period                                    12,802,162               52,111,172
                                                                                   ------------             ------------

Cash and Cash Equivalents, at end of period                                        $ 28,381,795             $ 21,616,604
                                                                                   ------------             ------------
Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                                                      $    396,451             $    394,274
                                                                                   ------------             ------------

  Income taxes paid during period                                                  $      7,800             $     13,500
                                                                                   ------------             ------------
Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Equipment acquired under capital lease obligations                               $  2,376,272             $  1,707,491
                                                                                   ------------             ------------

See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the twenty-six week period ended February 24, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 22, 2000.


2.   REVENUE RECOGNITION

         Revenues consist of license fees, contract research and subscription fees from the PathoGenome(TM) Database. These revenues are derived from alliances with pharmaceutical companies, government grants, and fees received from custom gene sequencing and analysis. Revenues from contract research derived from alliances with pharmaceutical companies, from government grants and contracts, and from custom gene sequencing and analysis are recognized over the respective contract periods as the services are provided. License fees are recognized as earned. Subscription fees from the PathoGenome Database are recognized ratably over the life of the subscription. Milestone payments from research and development alliances are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

         Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, was issued in December 1999 and is effective for companies with fiscal years beginning after December 15, 2000. SAB No. 101 requires companies to recognize certain up-front nonrefundable fees over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principles through a cumulative charge to its statement of operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its future operating results as it relates to the up-front nonrefundable payments and milestone payments received in connection with alliances.


3.   NET LOSS PER COMMON SHARE

         The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, restricted stock and directors' deferred stock that were not included in diluted net loss per common share were 3,3510,147 and 2,533,967 at February 24, 2001 and February 26, 2000, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At February 24, 2001 and August 31, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The average maturity of the Company's marketable securities is approximately 11 months at February 24, 2001.

At August 31, 2000 and February 24, 2001, the Company's cash, cash equivalents and marketable securities consisted of the following:

                                                       August 31,            February 24,
                                                         2000                   2001
                                                         ----                   ----
Cash and Cash Equivalents:
  Cash ..................................            $42,211,172            $21,115,572
  Debt securities .......................              9,900,000                501,032
                                                     -----------            -----------
          Total cash and cash equivalents            $52,111,172            $21,616,604
                                                     ===========            ===========
Marketable Securities:
  Short-term securities .................            $22,348,841            $40,422,234
                                                     -----------            -----------
  Long-term securities ..................              1,224,184              9,584,205
                                                     ===========            ===========
          Total marketable securities ...            $23,573,025            $50,006,439
                                                     ===========            ===========


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


6.    COMPREHENSIVE LOSS

         The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the twenty-six week periods ended February 24, 2001 and February 26, 2000 were the same as reported net loss for those periods.


7. SEGMENT REPORTING

         The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and all of its assets are located in the United States.


8.  LONG-TERM OBLIGATIONS

           On February 23, 2000, the Company entered into an equipment lease line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. On December 18, 2000, the Company increased the credit line by $3,000,000 to $7,000,000. The Company, at its discretion, can enter into either an operating or capital lease. Borrowings under operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of February 24, 2001, the Company has entered into $256,000 in operating leases and $5,102,000 in capital leases. The interest rates under the capital leases range from 7.85% to 10.37%. The Company had approximately $1,642,000 available under this line of credit at February 24, 2001.

         The Company had entered into other capital lease line arrangements under which it financed approximately $15,060,000 of laboratory, computer and office equipment, as well as facility renovations. These leases are payable in 36 to 48 monthly installments from date of initiation. Interest rates range from 7.63% to 10.28%. Under several agreements, we are required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. We had no additional borrowing capacity under these capital lease agreements at February 24, 2001.


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

         Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through February 24, 2001.

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

    For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded $0 and $13,000, respectively, under this agreement, which consisted of contract research revenue.


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

         Under this agreement, Schering-Plough paid an initial license fee and will fund the research program through at least September 2001. Under this agreement, Schering-Plough agreed to pay the Company a minimum of $21.9 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24 million in milestone payments.

         The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. A total of $20.3 million has been received through February 24, 2001.

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $416,000 and $532,000, respectively, under this agreement, which consisted of contract research revenue.

         For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $827,000 and $1,119,000 under this agreement, which consisted of contract research revenue.

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

         Under this agreement, Schering-Plough paid an initial license fee and an expense allowance to the Company. Schering-Plough agreed to fund the research program through at least December 2001. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments, as well as pay royalties based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will $75.9 million, excluding royalties. Of the total potential payments, approximately $31.4 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones. A total of $30.7 million has been received through February 24, 2001.

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $2,116,000 and $2,318,000, respectively, under this agreement, which consisted of contract research revenue, and milestone payments.

         For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $3,216,000 and $3,757,000, respectively, under this agreement, which consisted of contract research revenue and milestone payments.

         On September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

         Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through at least September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will $32.7 million, excluding royalties. Of the total potential payments, $9.7 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. A total of $11.5 million has been received through February 24, 2001. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome and associated information relating to microbial organisms (see Note 10).

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $397,000 and $621,000, respectively, under this agreement, which consisted of contract research revenue.

         For the twenty-six week period ended February 24, 2001, the Company recorded revenue of $717,000 under this agreement, which consisted of contract research revenue. For the twenty-six week period ended February 26, 2000, the Company recorded revenue of $2,275,000 under this agreement, which consisted of contract research revenue and a milestone payment.


         (c) NATIONAL HUMAN GENOME RESEARCH INSTITUTE

         In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company is participating in an international consortium in a full-scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period, of which $12.0 million is appropriated through October 2001.

         In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Company is entitled to receive $12.9 million in funding over three years with respect to this agreement, of which $8.8 million is appropriated through October 2001. In August 2000, the Company was named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award to participate in this rat genome initiative.

        For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $2,619,000 and $2,190,000, respectively, under these agreements. For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $4,732,000 and $3,153,000, respectively, under these agreements.

         Funding under our government grants and research contracts is subject to appropriation each year by the U.S. Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future.

         (d) BIOMERIEUX ALLIANCE

         In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 10), agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized ratably over the four-year term of the agreement.

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $297,000 and $430,000, respectively, under this agreement, which consisted of contract research revenue and amortization of up-front license fees. For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $594,000 and $519,000, respectively, under this agreement, which consisted of contract research revenue and amortization of up-front license fees. A total of $2.4 million has been received through February 24, 2001.


         (e) WYETH-AYERST LABORATORIES

         In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

         The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteroporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst paid the Company an up-front license fee, and will fund a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million.

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $500,000 and $250,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $875,000 and $250,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. A total of $2.4 million has been received through February 24, 2001.

10. DATABASE SUBSCRIPTIONS


         The Company has entered into a number of PathoGenome(TM) Database subscriptions. The database subscription provides nonexclusive access to the Company's proprietary genome sequence database, PathoGenome Database, and associated information relating to microbial organisms. These agreements call for the Company to provide periodic data updates, analysis tools and software support.

Under the subscription agreements, the customer pays an annual subscription fee and will pay royalties on any molecules developed as a result of access to the information provided by the PathoGenome Database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

         For the thirteen-week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $1,017,000 and $1,162,000, respectively, under these agreements. For the twenty-six week periods ended February 24, 2001 and February 26, 2000, the Company recorded revenue of $1,767,000 and $2,225,000, respectively, under these agreements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Genome Therapeutics Corp. ("GTC", "we", or "our") is a leader in the commercialization of genomics-based drug discovery. We have over ten years of experience in genomics research and have been one of the original recipients of funding from the United States government under its genome programs. Our commercial strategy is to use our genomics and related proprietary technologies to identify and validate novel drug targets for commercialization. Our two areas of scientific focus are the discovery and characterization of novel targets for human diseases and infectious diseases. We also commercialize our sequencing capabilities through the GTC Sequencing Center, which we established in July 1999 to provide high quality, industrial scale sequencing to pharmaceutical and biotechnology companies on a fee for service basis. In May 1997, we introduced a non-exclusive genetic database, the PathoGenome(TM) Database, which provides subscribers with genetic information to identify gene targets. We believe that our genomic discoveries and information from our database will lead to the development of novel therapeutics, vaccines, and diagnostic products.

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

         In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of February 24, 2001, we had a total of seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

         Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, the government named us as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are participating in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the National Human Genome Research Institute (NHGRI) under the Human Genome Project of up to $15.6 million over a three-year period, of which $12.0 million is appropriated through October 2001. In October 1999, NHGRI appointed us as one of the initial centers in the Mouse Genome Sequencing Network. The NHGRI agreed to provide us with funding under this program of up to $12.9 million over a three-year period, of which $8.8 million is appropriated through October 2001. In August 2000, we were named as one of two primary centers for the Rat Sequencing Program by NHGRI. As part of the agreement, we switched our focus from the mouse genome to the rat genome and agreed to use all remaining funding under the mouse genome award and a portion of the remaining funding under the human genome award to participate in the rat genome initiative. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by us of certain milestones.

         We have incurred significant operating losses since our inception. As of February 24, 2001, we had an accumulated deficit of approximately $71.6 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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


RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIODS ENDED FEBRUARY 26, 2000 AND FEBRUARY 24, 2001

REVENUES

         Contract research, licenses, and subscription fees increased 5% from $7,805,000 for the thirteen-week period ended February 26, 2000 to $8,191,000 for the thirteen-week period ended February 24, 2001. The increase in contract research, licenses and subscription fees was primarily attributable to an increase in revenue recognized under our GTC Sequencing Center, which provides sequencing services for our biotechnology and pharmaceutical customers, as well as for the National Human Genome Research Institute as a participant in the International Human Genome Project and the Rat Genome Sequencing projects. This increase in revenue was partially offset by a decline in contract research revenue under our existing strategic alliances and lower subscription fees to our PathoGenome Database.

COSTS AND EXPENSES

         Total costs and expenses increased 19% from $8,127,000 for the thirteen-week period ended February 26, 2000 to $9,687,000 for the thirteen-week period ended February 24, 2001. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances, commercial sequencing customers and the U.S. government, increased 22% from $6,408,000 in the thirteen-week period ended February 26, 2000 to $7,837,000 for the thirteen-week period ended February 24, 2001. The increase was primarily due to an increase in costs and expenses associated with the increase in revenues earned under our GTC Sequencing Center, as noted above. The increase also reflects an expansion of our internal research programs, specifically in the area of infectious diseases, human gene discovery and pharmacogenomics. The increase consisted of an increase in payroll and related expenses, laboratory supplies and overhead expenses related to our operations.

         Selling, general and administrative expenses increased 8% from $1,718,000 for the thirteen-week periods ended February 26, 2000 to $1,850,000 for the thirteen-week periods ended February 24, 2001. This increase was primarily attributable to an increase in payroll related expenses, recruiting and employee relocation expenses.

INTEREST INCOME AND EXPENSE

         Interest income increased 164% from $436,000 for the thirteen-week period ended February 26, 2000 to $1,152,000 for the same period ended February 24, 2001, reflecting primarily an increase in funds available for investment.

         Interest expense remained relatively the same at $187,0000 for thirteen-week period ended February 26, 2000 and $186,000 for the same period ended February 24, 2001.


TWENTY-SIX WEEK PERIODS ENDED FEBRUARY 26, 2000 AND FEBRUARY 24, 2001

REVENUES

         Contract research, licenses, and subscription fees decreased slightly from $13,840,000 for the twenty-six week period ended February 26, 2000 to $13,802,000 for the twenty-six period ended February 24, 2001. The slight decrease was primarily attributable to a decline in contract research revenue, as well as lower milestone payments earned this year in comparison to last year. These decreases were equivalently offset by an increase in revenues derived from our GTC Sequencing Center, specifically, from our government collaborations with the National Human Genome Research Institute in participation of the International Human Genome Project and the Rat Genome Sequencing projects.


COSTS AND EXPENSES


         Total costs and expenses increased 24% from $14,437,000 for the twenty-six week period ended February 26, 2000 to $17,918,000 for the twenty-six week period ended February 24, 2001. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances, commercial sequencing customers and the U.S. government, increased by 23% from $11,750,000 for the twenty-six week period ended February 26, 2000 to $14,490,000 for the twenty-six week period ended February 24, 2001. The increase was primarily attributable to an increase in revenues earned under our GTC Sequencing Center, as noted above. The increase also reflects an expansion of our internal research programs, specifically in the area of infectious diseases, human gene discovery and pharmacogenomics. The increase consisted of an increase in payroll and related expenses, laboratory supplies and overhead expenses related to our operations.

         Selling, general and administrative expenses increased 28% from $2,688,000 for the twenty-six periods ended February 26, 2000 to $3,427,000 for the twenty-six week periods ended February 26, 2001. This increase was primarily attributable to an increase in payroll and related expenses and recruiting and relocation expenses.

INTEREST INCOME AND EXPENSE

         Interest income increased 198% from $799,000 for the twenty-six week period ended February 26, 2000 to $2,382,000 for the same period ended February 24, 2001, reflecting primarily an increase in funds available for investment.

         Interest expense remained relatively the same from $396,000 for the twenty-six week periods ended February 26, 2000 to $394,000 for same period ended February 24, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of cash have been payments received from strategic alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from sale of equity securities.

         As of February 24, 2001, we had cash, cash equivalents, and short-term and long-term marketable securities of approximately $71,823,000. In fiscal 2000, we sold 1,500,000 shares of common stock in a series of transactions through the Nasdaq National Market, resulting in proceeds received of $44,723,000, net of issuance costs. During fiscal 2000, we issued 1,532,302 shares of common stock related to the exercise of stock options, resulting in proceeds received of approximately $4,155,000. In fiscal 2000, we also sold 678,610 shares of common stock to bioMerieux, a strategic alliance partner, resulting in proceeds received of approximately $3,732,000, net of issuance costs. For the twenty-six week period ended February 24, 2001, we issued 164,129 shares of common stock related to the exercise of stock options and the employee stock purchase plan, resulting in proceeds received of $711,000.

         We have various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. At February 24, 2001, we had an aggregate of $8,485,000 outstanding under our borrowing arrangements which is repayable over the next 36 months, of which $4,755,000 is repayable within the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. At February 24, 2001, we had approximately $1,642,000 available under one of these arrangements for future borrowings.

         Our operating activities used cash of $138,000 for the twenty-six week period ended February 24, 2001, primarily due to our net loss, and increases in interest receivable, unbilled costs & fees, prepaid expense and other current assets, as well as a decrease in accrued liabilities. Cash used in operations for the twenty-six week period ended February 24, 2001 was equivalently offset by noncash expenditures such as depreciation and amortization, stock based compensation and loss on sale of disposal of fixed assets, as well as an increase in deferred revenue.

         Our investing activities used cash of $26,456,000 for the twenty-six week period ended February 24, 2001 to purchase marketable securities, capital equipment and leasehold improvements, partially offset by the conversion of marketable securities to cash and cash equivalents. Our investing activities provided cash of $4,828,000 from the conversion of marketable securities to cash and cash equivalents, partially offset by the purchase of marketable securities and capital equipment and leasehold improvements.

         Capital expenditures, including property and equipment acquired under capital leases, totaled $1,754,000 for the twenty-six week period ended February 24, 2001. Purchases consisted primarily of laboratory and computer equipment. We currently estimate that we will acquire an additional $4,000,000 in capital equipment in fiscal 2001 consisting primarily of computer, laboratory equipment, and additions to leasehold improvement. We intend to finance the majority of capital purchases made during fiscal 2001 under existing and new equipment financing arrangements, yet to be negotiated.

         Our financing activities used cash of $1,772,000 for the twenty-six week period ended February 24, 2001, primarily for payments of long-term obligations, partially offset by proceeds received from the exercise of stock options and the sale of common stock under the employee stock purchase plan. Our financing activities provided cash of approximately $5,300,000 for the twenty-six week period ended February 26, 2000, primarily from the sale of equity securities, exercise of stock options, net of payments of long-term obligations.

         At August 31, 2000, we had net operating loss and tax credits (investment and research) carryforwards of $87,055,000 and $3,071,000, respectively, available to reduce federal taxable income and federal income taxes, respectively, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited, in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of these losses are expiring due to the limitations of the carryforwards period.

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on its financial statements.

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

                                     Part II


Item 1.  Legal Proceedings

         For a description of the lawsuit brought by Commonwealth
Biotechnologies, Inc. against the Company and other parties, see the Company's Quarterly Report on Form 10-Q for quarter ended November 25, 2000.

Item 2.  Changes In Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on February 27, 2001. At the meeting, shareholders took the following actions:

1) Election of Directors.

Name of Nominee                 Shares Voted For             Withhold Authority
---------------                 ----------------             ------------------
Marc B. Garnick                    18,980,312                     689,705
Robert J. Hennessey                18,995,149                     674,868
Philip J. Leder                    18,981,008                     689,009
Lawrence Levy                      18,974,874                     695,143
Steven M. Rauscher                 18,973,678                     696,339
Norbert Riedel                     18,102,267                   1,567,750

2) To approve the Company's 2001 Equity Incentive Plan.

       For             Against            Abstain           Broker Non-Vote
       ---             -------            -------           ---------------
    5,778,429         3,537,104            92,556              10,261,928

3) To approve the Amendment to the Articles of Organization to increase the number of shares of Common Stock, $.10 par value, the Company is authorized to issue from 35,000,000 to 50,000,000 shares.

       For             Against            Abstain           Broker Non-Vote
       ---             -------            -------           ---------------
    18,171,161        1,429,209            68,297                1,350

4) To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year ending August 31, 2001.

       For             Against            Abstain           Broker Non-Vote
       ---             -------            -------           ---------------
   19,537,316          80,743             50,608                1,350

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits:

                  3.1 Articles of Amendment to Amended and Restated Articles of Organization, dated March 15, 2001.

         b) Reports on Form 8-K

                  None.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.



                            Genome Therapeutics Corp.


                                /s/ Stephen Cohen
                             ----------------------

                            Stephen Cohen, SVP & CFO
                          (Principal Financial Officer)

                              Date: April 10, 2001