Form 10-Q
period 2001-05-26
GENOME THERAPEUTICS CORP
filed 2001-07-10
CIK 356830

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended: May 26, 2001
                                ------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ____

                           Commission File No: 0-10824
                                               --------

                            GENOME THERAPEUTICS CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                   04-2297484
---------------------------------          ------------------------------------
  (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

     100 BEAVER STREET, WALTHAM, MASSACHUSETTS           02453
     -----------------------------------------         ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                                       22,671,955
        --------------                               ------------------------
        $.10 PAR VALUE                               Outstanding July 6, 2001
        --------------

                    Genome Therapeutics Corp. and Subsidiary

           Index to Financial Information and Other Information

                                                                           Page
Part I

Financial Information (unaudited):

     Consolidated Condensed Balance Sheets as of                            3
         August 31, 2000 and May 26, 2001

     Consolidated Statements of Operations                                  4
         for the thirteen and thirty-nine week periods ended
         May 27, 2000 and May 26, 2001

     Consolidated Statements of Cash Flows for the                          5
         thirty-nine week periods ended May 27, 2000
         and May 26, 2001

     Notes to Consolidated Condensed Financial                              6-12
         Statements

     Management's Discussion and Analysis of Financial                     13-17
         Condition and Results of Operations

Part II
Other Information:

     Other Information                                                     18
     Signature                                                             19

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS


------------------------------------------------------------------------------------
                                                         August 31,          May 26,
                                                               2000             2001

------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                            $52,111,172      $20,201,979
   Marketable securities                                 22,348,841       35,224,741
   Interest receivable                                      574,603        1,202,354
   Accounts receivable                                      268,498          123,018
   Unbilled costs and fees                                  548,807          326,077
   Prepaid expenses and other current assets                383,929          919,283
                                                        -----------      -----------
        Total current assets                             76,235,850       57,997,452

Property and equipment, at cost:
   Laboratory and scientific equipment                   18,465,674       20,156,358
   Leasehold improvements                                 8,260,884        8,302,307
   Equipment and furniture                                1,114,195        1,181,486
                                                        -----------      -----------
                                                         27,840,753       29,640,151
   Less accumulated depreciation
       and amortization                                  14,392,805       16,751,751
                                                        -----------      -----------
                                                         13,447,948       12,888,400

Restricted cash                                             200,000          200,000
Long-term marketable securities                           1,224,184       17,556,398
Other assets                                                227,541          351,550
                                                        -----------      -----------
        Total assets                                    $91,335,523      $88,993,800
                                                        -----------      -----------

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                     $ 1,543,603      $ 1,750,737
   Accrued expenses                                       3,240,423        3,442,298
   Deferred revenue                                       3,013,847        4,228,916
   Current maturities of long-term obligations            4,719,604        4,918,171
                                                        -----------      -----------
        Total current liabilities                        12,517,477       14,340,122
Long-term obligations, net of current maturities          4,543,201        3,194,468
Shareholders' equity                                     74,274,845       71,459,210
                                                        -----------      -----------
        Total liabilities and shareholders' equity      $91,335,523      $88,993,800
                                                        -----------      -----------


See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------
                                                Thirteen Week Periods Ended    Thirty-Nine Week Periods Ended
                                                    May 27,          May 26,          May 27,          May 26,
                                                       2000             2001             2000             2001
                                                         (Unaudited)                     (Unaudited)
--------------------------------------------------------------------------------------------------------------
Revenues:
  Contract research, licenses, and
    subscription fees                          $  6,477,526     $  6,411,899     $ 20,317,699     $ 20,213,733

Costs and Expenses:
  Research and development                     $  6,293,820     $  7,919,062     $ 18,043,366     $ 22,409,406
  Selling, general and administrative          $  1,322,611     $  1,887,613     $  4,010,560     $  5,314,816
                                               ------------     ------------     ------------     ------------
       Total costs and expenses                $  7,616,431     $  9,806,675     $ 22,053,926     $ 27,724,222

                                               ------------     ------------     ------------     ------------
Loss from Operations                           $ (1,138,905)    $ (3,394,776)    $ (1,736,227)    $ (7,510,489)
                                               ------------     ------------     ------------     ------------

  Interest income                              $    470,037     $  1,044,798     $  1,269,304     $  3,426,662
  Interest expense                             $   (220,188)    $   (193,722)    $   (616,639)    $   (587,996)
                                               ------------     ------------     ------------     ------------
       Net interest income                          249,849          851,076          652,665        2,838,666
                                               ------------     ------------     ------------     ------------

       Net loss                                $   (889,056)    $ (2,543,700)    $ (1,083,562)    $ (4,671,823)
                                               ------------     ------------     ------------     ------------

Net Loss per Common Share:
  Basic and diluted                            $      (0.04)    $      (0.11)    $      (0.05)    $      (0.21)
                                               ------------     ------------     ------------     ------------

Weighted average common shares outstanding:
  Basic and diluted                              20,606,918       22,434,920       19,799,349       22,356,317
                                               ------------     ------------     ------------     ------------


See Notes to Consolidated Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------
                                                            Thirty-Nine Week Periods Ended
                                                                 May 27,           May 26,
                                                                    2000              2001
                                                                      (Unaudited)
------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net loss                                                    $ (1,083,562)      $(4,671,823)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                              2,969,060         3,336,831
    Loss on disposal of fixed assets                                  --           125,642
    Stock-based compensation expense                             696,568           995,951
    Changes in assets and liabilities:
      Interest receivable                                       (107,237)         (627,751)
      Accounts receivable                                       (364,263)          145,480
      Unbilled costs and fees                                     14,927           222,730
      Prepaid expenses and other current assets                 (419,730)         (535,354)
      Accounts payable                                           190,470           207,134
      Accrued expenses                                           841,426           201,875
      Deferred revenue                                           734,449         1,215,069
                                                            ------------      ------------
        Total adjustments                                      4,555,670         5,287,607
                                                            ------------      ------------

        Net cash provided by operating activities              3,472,108           615,784
                                                            ------------      ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                         (34,286,912)      (66,163,114)
  Maturities of marketable securities                         34,077,550        36,955,000
  Purchases of property and equipment                           (685,644)         (584,343)
  Increase in other assets                                      (467,769)         (124,009)
                                                            ------------      ------------

    Net cash used in investing activities                     (1,362,775)      (29,916,466)
                                                            ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                           3,732,115                --
  Proceeds from exercise of stock options                      3,759,507           733,047
  Proceeds from employee stock purchase plan                          --           124,790
  Proceeds from sale of restricted common stock                       --             2,400
  Payments on long-term obligations                           (3,205,517)       (3,468,748)
                                                            ------------      ------------

    Net cash provided by (used in) financing activities        4,286,105        (2,608,511)
                                                            ------------      ------------

Net Increase in Cash and Cash Equivalents                      6,395,438       (31,909,193)
Cash and Cash Equivalents, at beginning of period             12,802,162        52,111,172
                                                            ------------      ------------

Cash and Cash Equivalents, at end of period                 $ 19,197,600      $ 20,201,979
                                                            ------------      ------------

Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                               $    616,639      $    587,996
                                                            ------------      ------------

  Income taxes paid during period                           $     10,800      $     20,250
                                                            ------------      ------------

Supplemental Disclosure of Non-cash Investing and
  Financing Activities:
  Equipment acquired under capital lease obligations        $  2,664,154      $  2,318,582
                                                            ------------      ------------


See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the thirty-nine week period ended May 26, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 22, 2000.

2.   REVENUE RECOGNITION

          Revenues consist of license fees, milestone payments, contract research and subscription fees from the PathoGenome(TM) Database. These revenues are derived from alliances with pharmaceutical companies, government grants and contracts, and fees received from custom gene sequencing and analysis. Revenues from contract research derived from alliances with pharmaceutical companies, from government grants and contracts, and from custom gene sequencing and analysis are recognized over the respective contract periods as the services are provided. License fees are recognized ratably over the life of the alliance. Subscription fees from the PathoGenome Database are recognized ratably over the life of the subscription. Milestone payments from research and development alliances are generally recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

          Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, was issued in December 1999 and must be adopted by companies no later than the fourth quarter of fiscal year beginning after December 15, 1999. SAB No. 101 requires companies to recognize certain up-front nonrefundable fees over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principles through a cumulative charge to its statement of operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its future operating results as it relates to the up-front nonrefundable payments and milestone payments received in connection with alliances.

3.   NET LOSS PER COMMON SHARE

          The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, restricted stock and directors' deferred stock that were not included in diluted net loss per common share were 3,320,623 and 2,516,293 at May 26, 2001 and May 27, 2000, respectively.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

          The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At May 26, 2001 and August 31, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The average maturity of the Company's marketable securities is approximately 9 months at May 26, 2001.

At August 31, 2000 and May 26, 2001, the Company's cash, cash equivalents and marketable securities consisted of the following:


                                             August 31,       May 26,
                                                 2000          2001
                                             -----------    -----------

Cash and Cash Equivalents:
  Cash ..................................    $42,211,172    $14,201,979
  Debt securities .......................      9,900,000    $ 6,000,000
                                             -----------    -----------
          Total cash and cash equivalents    $52,111,172    $20,201,979
                                             ===========    ===========
Marketable Securities:
  Short-term securities .................    $22,348,841    $35,224,741
                                             -----------    -----------
  Long-term securities ..................      1,224,184     17,556,398
                                             ===========    ===========
          Total marketable securities ...    $23,573,025    $52,781,139
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

6.   COMPREHENSIVE LOSS

          The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the thirteen and thirty-nine week periods ended May 26, 2001 and May 27, 2000 were the same as reported net loss for those periods.

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

8.   LONG-TERM OBLIGATIONS

          On February 23, 2000, the Company entered into an equipment line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. On December 18, 2000, the Company increased the line of credit by $3,000,000 to $7,000,000. The Company, at its discretion, can enter into either an operating or capital lease. Borrowings under operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of May 26, 2001, the Company has entered into $259,000 in operating leases and $5,714,000 in capital leases. The interest rates under the capital leases range from 7.55% to 10.37%. The Company had approximately $1,027,000 available under this line of credit at May 26, 2001.

          The Company had entered into other capital lease arrangements under which it financed approximately $15,060,000 of laboratory, computer and office equipment, as well as facility renovations. These leases are payable in 36 to 48 monthly installments from date of initiation. Interest rates range from 7.63% to 10.28%. As of May 26, 2001, $3,668,000 was outstanding under these capital lease arrangements. Under several agreements, we are required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. We had no additional borrowing capacity under these capital lease agreements at May 26, 2001.

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

          Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through May 26, 2001.

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

     For the disclosed thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $0 and $22,000, respectively, under this agreement.

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

     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. A total of $20.8 million has been received through May 26, 2001.

     For the thirteen-week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $453,000 and $462,000, respectively, under this agreement, which consisted of contract research revenue.

     For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $1,280,000 and $1,581,000, respectively, under this agreement, which consisted of contract research revenue.

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

     Under this agreement, Schering-Plough paid an initial license fee and an expense allowance to the Company. Schering-Plough agreed to fund the research program through at least December 2001. In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments, as well as pay royalties based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $75.9 million, excluding royalties. Of the total potential payments, approximately $31.4 million represent license fees and research payments, and $44.5 million represent milestone payments based on achievement of research and product development milestones. A total of $32.0 million has been received through May 26, 2001.

     For the thirteen-week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $843,000 and $1,177,000, respectively, under this agreement, which consisted of contract research revenue.

     For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $4,059,000 and $4,934,000, respectively, under this agreement, which consisted of contract research revenue and milestone payments.

     On September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

     Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through at least September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $32.7 million, excluding royalties. Of the total potential payments, $9.7 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. A total of $11.9 million has been received through May 26, 2001. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome and associated information relating to microbial organisms (see Note 10).

     For the thirteen-week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $394,000 and $577,000, respectively, under this agreement, which consisted of contract research revenue.

     For the thirty-nine week period ended May 26, 2001, the Company recorded revenue of $1,111,000 under this agreement, which consisted of contract research revenue. For the thirty-nine week period ended May 27, 2000, the Company recorded revenue of $2,852,000 under this agreement, which consisted of contract research revenue and a milestone payment.

     (c) NATIONAL HUMAN GENOME RESEARCH INSTITUTE

     In July 1999, the Company was named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. The Company is participating as part of an international consortium in a full-scale effort to sequence the human genome. The Company is entitled to receive research and development funding from the National Human Genome Research Institute (NHGRI) of up to $15.6 million over a three-year period, of which $12.0 million is appropriated through October 2001.

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

     For the thirteen-week periods ended May 26,2001 and May 27, 2000, the Company recorded revenue of $3,079,000 and $1,958,000, respectively, under these agreements. For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $7,810,000 and $5,113,000, respectively, under these agreements.

     Funding under our government grants and research contracts is subject to appropriation each year by the U.S. Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future.

     (d) BIOMERIEUX ALLIANCE

     In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 10), paid an up-front license fee, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized ratably over the four-year term of the agreement.

     For the thirteen-week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $297,000 and $430,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $891,000 and $949,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. A total of $2.7 million has been received through May 26, 2001.

     (e) WYETH-AYERST LABORATORIES

     In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

     The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst paid the Company an up-front license fee, and will fund a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million.

     The Company recorded revenue of $375,000 for both thirteen-week periods ended May 26, 2001 and May 27, 2000, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $1,250,000 and $625,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. A total of $2.6 million has been received through May 26, 2001. In June 2001, subsequent to quarter-end, the Company received milestone payments of $5.0 million for achieving certain research milestones.

10.  DATABASE SUBSCRIPTIONS

          The Company has entered into a number of PathoGenomeTM Database subscriptions. The database subscriptions provide nonexclusive access to the Company's proprietary genome sequence database, PathoGenome Database, and associated information relating to microbial organisms. These agreements call for the Company to provide periodic data updates, analysis tools and software support. Under the subscription agreements, the customer pays an annual subscription fee and will pay royalties on any molecules developed as a result of access to the information provided by the PathoGenome Database. The Company retains all rights associated with protein therapeutic, diagnostic and vaccine use of bacterial genes or gene products.

          For the thirteen-week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $692,000 and $1,004,000, respectively, under these agreements. For the thirty-nine week periods ended May 26, 2001 and May 27, 2000, the Company recorded revenue of $2,459,000 and $3,229,000, respectively, under these agreements.

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

     In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of May 26, 2001, we had a total of seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

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

     We have incurred significant operating losses since our inception. As of May 26, 2001, we had an accumulated deficit of approximately $74.2 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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

RESULTS OF OPERATIONS

THIRTEEN-WEEK PERIODS ENDED MAY 27, 2000 AND MAY 26, 2001

REVENUES

     Contract research, licenses, and subscription fees decreased 1% from $6,478,000 for the thirteen-week period ended May 27, 2000 to $6,412,000 for the thirteen-week period ended May 26, 2001. The decrease in contract research, licenses and subscription fees was primarily attributable to a decline in contract research revenue under our existing strategic alliances and lower subscription fees to our PathoGenome Database. This decrease in revenue was partially offset by an increase in revenue recognized under our GTC Sequencing Center, which provides sequencing services for our biotechnology and pharmaceutical customers, as well as for the National Human Genome Research Institute as a participant in the International Human Genome Project and the Rat Genome Sequencing projects.

COSTS AND EXPENSES

     Total costs and expenses increased 29% from $7,616,000 for the thirteen-week period ended May 27, 2000 to $9,807,000 for the thirteen-week period ended May 26, 2001. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances, commercial sequencing customers and the U.S. government, increased 26% from $6,294,000 in the thirteen-week period ended May 27, 2000 to

$7,919,000 for the thirteen-week period ended May 26, 2001. The increase was primarily due to an increase in costs and expenses associated with an expansion of our internal research programs, specifically in the area of infectious diseases, human gene discovery and pharmacogenomics. The increase consisted of an increase in payroll and related expenses, laboratory supplies and overhead expenses related to our operations.

     Selling, general and administrative expenses increased 43% from $1,323,000 for the thirteen-week period ended May 27, 2000 to $1,888,000 for the thirteen-week period ended May 26, 2001. This increase was primarily attributable to an increase in payroll related expenses, recruiting and employee relocation expenses.

INTEREST INCOME AND EXPENSE

     Interest income increased 122% from $470,000 for the thirteen-week period ended May 27, 2000 to $1,045,000 for the same period ended May 26, 2001, reflecting primarily an increase in funds available for investment. The increase in funds available for investment was primarily due to proceeds received last year from the sale of common stock.

     Interest expense decreased 12% from $220,000 for thirteen-week period ended May 27, 2000 to $194,000 for the same period ended May 26, 2001, due primarily to a decrease in outstanding balances under our long-term obligations.

THIRTY-NINE-WEEK PERIODS ENDED MAY 27, 2000 AND MAY 26, 2001

REVENUES

     Contract research, licenses, and subscription fees decreased slightly from $20,318,000 for the thirty-nine week period ended May 27, 2000 to $20,214,000 for the thirty-nine week period ended May 26, 2001. The slight decrease was primarily attributable to a decline in contract research revenue, as well as lower milestone payments earned this year in comparison to last year. These decreases were equivalently offset by an increase in revenues derived from our GTC Sequencing Center, specifically, from our government collaborations with the National Human Genome Research Institute in participation of the International Human Genome Project and the Rat Genome Sequencing projects.

COSTS AND EXPENSES

     Total costs and expenses increased 26% from $22,054,000 for the thirty-nine week period ended May 27, 2000 to $27,724,000 for the thirty-nine week period ended May 26, 2001. Research and development expense, which includes internal research and development and research funded pursuant to arrangements with our strategic alliances, commercial sequencing customers and the U.S. government, increased by 24% from $18,043,000 for the thirty-nine week period ended May 27, 2000 to $22,409,000 for the thirty-nine week period ended May 26, 2001. The increase was primarily attributable to an expansion of our internal research programs, specifically in the area of infectious diseases, human gene discovery and pharmacogenomics. The increase consisted of an increase in payroll and related expenses, laboratory supplies and overhead expenses related to our operations.

     Selling, general and administrative expenses increased 33% from $4,011,000 for the thirty-nine week period ended May 27, 2000 to $5,315,000 for the thirty-nine week period ended May 26, 2001. This increase was primarily attributable to an increase in payroll and related expenses and recruiting and relocation expenses.

INTEREST INCOME AND EXPENSE

     Interest income increased 170% from $1,269,000 for the thirty-nine week period ended May 27, 2000 to $3,427,000 for the same period ended May 26, 2001, reflecting primarily an increase in funds available for investment. The increase in funds available for investment was primarily due to proceeds received last year from the sale of common stock.

     Interest expense decreased 5% from $617,000 for thirty-week period ended May 27, 2000 to $588,000 for the same period ended May 26, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash have been payments received from strategic alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from the sale of equity securities.

     As of May 26, 2001, we had cash, cash equivalents, restricted cash, and short-term and long-term marketable securities of approximately $73,183,000. In fiscal 2000, we sold 1,500,000 shares of common stock in a series of transactions through the NASDAQ National Market, resulting in net proceeds of $44,723,000. During fiscal 2000, we issued 1,532,302 shares of common stock related to the exercise of stock options, resulting in net proceeds of approximately $4,155,000. In fiscal 2000, we also sold 678,610 shares of common stock to bioMerieux, a strategic alliance partner, resulting in net proceeds of approximately $3,732,000. For the thirty-nine week period ended May 26, 2001, we issued 214,750 shares of common stock related to the exercise of stock options and the employee stock purchase plan, resulting in proceeds received of $858,000.

     We have various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. At May 26, 2001, we had an aggregate of $8,113,000 outstanding under our borrowing arrangements, which are repayable over the next 36 months, of which $4,918,000 is repayable within the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. As of May 26, 2001, the Company was in compliance with all of these covenants. At May 26, 2001, we had approximately $1,027,000 available under one of these arrangements for future borrowings.

     Our operating activities provided cash of $616,000 for the thirty-nine week period ended May 26, 2001, primarily due to decrease in accounts receivable and unbilled costs & fees, an increase in accounts payable, accrued expenses and deferred revenue, as well as noncash expenditures such as depreciation and amortization, stock-based compensation expense, and gain on disposal of fixed assets. Cash provided by operations for the thirty-nine week period ended May 26, 2001 was partially offset by our net loss, and an increase in interest receivable, prepaid expenses and other current assets.

     Our investing activities used cash of $29,916,000 for the thirty-nine week period ended May 26, 2001 to purchase marketable securities, property and equipment, partially offset by the conversion of marketable securities to cash and cash equivalents. Our investing activities used cash of $1,363,000 for the thirty-nine week period ended May 27, 2000 from the purchase of marketable securities and property and equipment, partially offset by the conversion of marketable securities to cash and cash equivalents.

     Capital expenditures, including property and equipment acquired under capital leases, totaled $2,903,000 for the thirty-nine week period ended May 26, 2001. Purchases consisted primarily of laboratory and computer equipment. We currently estimate that we will acquire an additional $3,097,000 in capital equipment in fiscal 2001 consisting primarily of computer, laboratory equipment, and additions to leasehold improvement. We intend to finance the majority of capital purchases made during the fourth quarter of fiscal 2001 under existing and new equipment financing arrangements, yet to be negotiated.

     Our financing activities used cash of $2,609,000 for the thirty-nine week period ended May 26, 2001, primarily for payments of long-term obligations, partially offset by proceeds received from the exercise of stock options and the sale of common stock under the employee stock purchase plan. Our financing activities provided cash of approximately $4,286,000 for the thirty-nine week period ended May 27, 2000, primarily from the sale of equity securities, exercise of stock options, net of payments of long-term obligations.

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

     SAB No. 101 was issued in December 1999 and must be adopted by companies no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 will require companies to recognize certain up-front nonrefundable fees over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principles through a cumulative charge to its statement of operations, in accordance with APB Opinion No. 20 no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its future operating results as it relates to the up-front nonrefundable payments and milestone payments received in connection with alliances.

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

          None

     b)   Reports on Form 8-K

          None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

                                 Genome Therapeutics Corp.

                                     /s/ Stephen Cohen
                                ---------------------------
                                 Stephen Cohen, SVP & CFO
                              (Principal Financial Officer)

                                   Date: July 10, 2001