Form 10-QT
period 2000-12-31
GENOME THERAPEUTICS CORP
filed 2001-09-07
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from September 1, 2000 to December 31, 2000


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                    22,708,568
        ------------                                    ----------
       $.10 PAR VALUE                           Outstanding September 4, 2001
       --------------

                    Genome Therapeutics Corp. and Subsidiary


              Index to Financial Information and Other Information


                                                                            Page
Part I

Financial Information (unaudited):

     Consolidated Condensed Balance Sheets as of
         August 31, 2000 and December 31, 2000                                 3

     Consolidated Statements of Operations for the four
         month periods from September 1, 1999 to December 31,
         1999 and September 1, 2000 to December 31, 2000                       4

     Consolidated Statements of Cash Flows for the four
         month periods from September 1, 1999 to December 31,
         1999 and September 1, 2000 to December 31, 2000                       5


     Notes to Consolidated Condensed Financial Statements                   6-12

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               13-17


Part II

Other Information:

     Other Information                                                        18

     Signature                                                                19

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                 August 31,     December 31,
                                                                      2000             2000
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                   $52,111,172      $10,095,817
   Marketable securities                                        22,348,841       51,743,917
   Interest receivable                                             574,603        1,466,808
   Accounts receivable                                             268,498          827,106
   Unbilled costs and fees                                         548,807          796,072
   Prepaid expenses and other current assets                       383,929          900,547
                                                               -----------      -----------
        Total current assets                                    76,235,850       65,830,267

Equipment, furniture, and leasehold improvements, at cost:
   Laboratory and scientific equipment                          18,465,674       18,823,063
   Leasehold improvements                                        8,260,884        8,302,308
   Equipment and furniture                                       1,114,195        1,134,320
                                                               -----------      -----------
                                                                27,840,753       28,259,691
   Less accumulated depreciation and amortization               14,392,805       15,225,148
                                                               -----------      -----------
                                                                13,447,948       13,034,543

Restricted cash                                                    200,000          200,000
Long-term marketable securities                                  1,224,184       10,970,153
Other assets                                                       227,541          216,041
                                                               -----------      -----------
        Total assets                                           $91,335,523      $90,251,004
                                                               ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                            $ 1,543,603      $ 1,296,511
   Accrued expenses                                              3,240,423        3,712,757
   Deferred revenue                                              3,013,847        4,720,234
   Current maturities of long-term obligations                   4,719,604        4,499,696
                                                               -----------      -----------
        Total current liabilities                               12,517,477       14,229,198
Long-term obligations, net of current maturities                 4,543,201        3,334,354
Stockholders' equity                                            74,274,845       72,687,452
                                                               -----------      -----------
        Total liabilities and stockholders' equity             $91,335,523      $90,251,004
                                                               ===========      ===========



See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------
                                                              Four Month Period Ended
                                                           December 31,     December 31,
                                                              1999             2000
                                                                   (Unaudited)
----------------------------------------------------------------------------------------
Revenues:
   Contract research, licenses and subscription fees      $ 8,942,578       $ 7,964,142
Costs and Expenses:
   Research and development                                 7,214,851         9,245,798
   Selling, general and administrative                      1,371,203         2,481,267
                                                          -----------       -----------
         Total Costs and Expenses                           8,586,054        11,727,065
                                                          -----------       -----------
Income (Loss) from Operations                                 356,524        (3,762,923)
   Interest income                                            496,281         1,600,119
   Interest expense                                          (271,915)         (287,099)
                                                          -----------       -----------
         Net interest income                                  224,366         1,313,020

        Net Income (Loss)                                 $   580,890       $(2,449,903)
                                                          ===========       ===========
Net Income (Loss) Per Common Share:
   Basic                                                  $      0.03       $     (0.11)
                                                          ===========       ===========
   Diluted                                                $      0.03       $     (0.11)
                                                          ===========       ===========
Weighted Average Number Of Common and
   Common Equivalent Shares Outstanding:
   Basic                                                   19,059,768        22,281,618
                                                          ===========       ===========
   Diluted                                                 20,564,781        22,281,618
                                                          ===========       ===========




See Notes to Consolidated Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                               Four Month Period Ended
                                                                             December 31,        December 31,
                                                                                 1999                2000
                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                            $    580,890       ($ 2,449,903)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                             1,270,855          1,463,486
      Loss on disposal of fixed assets                                                 --            106,753
      Stock-based compensation expense                                            169,015            751,605
      Changes in assets and liabilities:
          Interest receivable                                                    (406,611)          (892,205)
          Accounts receivable                                                    (775,083)          (558,608)
          Unbilled costs and fees                                              (1,980,939)          (247,265)
          Prepaid expenses and other current assets                              (293,842)          (516,618)
          Accounts payable                                                          2,599           (247,092)
          Accrued expenses                                                        340,168            472,334
          Deferred revenue                                                      1,162,155          1,706,387
                                                                             ------------       ------------
              Total adjustments                                                  (511,683)         2,038,777
                                                                             ------------       ------------
              Net cash provided by (used in) operating activities                  69,207           (411,126)
                                                                             ------------       ------------
Cash Flows from Investing Activities:
  Purchases of marketable securities                                          (14,122,222)       (44,801,044)
  Maturities of marketable securities                                           4,620,000          5,660,000
  Purchases of equipment, furniture and leasehold improvements                 (1,696,485)          (859,931)
  Decrease in other assets                                                         11,500             11,500
                                                                             ------------       ------------
        Net cash used in investing activities                                 (11,187,207)       (39,989,475)
                                                                             ------------       ------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                            3,732,115                 --
  Proceeds from exercise of stock options                                         953,845            110,905
  Payments on long-term obligations                                            (1,354,548)        (1,725,659)
                                                                             ------------       ------------
        Net cash provided by (used in) financing activities                     3,331,412         (1,614,754)
                                                                             ------------       ------------
Net Decrease in Cash and Cash Equivalents                                      (7,786,588)       (42,015,355)
Cash and Cash Equivalents, at beginning of period                              12,802,162         52,111,172
                                                                             ------------       ------------
Cash and Cash Equivalents, at end of period                                  $  5,015,574       $ 10,095,817
                                                                             ============       ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                                                $    271,915       $    287,099
                                                                             ============       ============
  Income taxes paid during period                                            $      9,000       $      9,000
                                                                             ============       ============
Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Equipment acquired under capital lease obligations                         $    372,000       $    296,904
                                                                             ============       ============



See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

         This transactional report covering the transition period of September 1, 2000 to December 31, 2000 is being filed in conjunction with the Board of Directors' approval on July 24, 2001 to change the Company's fiscal year end from August 31 to December 31, effective the fiscal year ended December 31, 2000.

         The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on November 22, 2000.

2.   REVENUE RECOGNITION

         Revenues consist of contract research, license fees and subscription fees from the PathoGenome(TM) Database. These revenues are derived from alliances with pharmaceutical companies, government grants and contracts, and fees received from custom gene sequencing and analysis. The Company follows the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. In accordance with SAB No. 101, revenues from contract research derived from alliances with pharmaceutical companies, from government grants and contracts, and from custom gene sequencing and analysis are recognized over the respective contract periods as the services are provided. License fees are recognized ratably over the life of the alliance. Subscription fees from the PathoGenome Database are recognized ratably over the life of the subscription. Milestone payments, that are deemed to be substantive from research and development alliances, are recognized when they are achieved. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts billed and received prior to revenue recognition.


3.   NET LOSS PER COMMON SHARE

         The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding during the period using the treasury stock method. Diluted loss per share is the same as basic loss per share for the four month period from September 1, 2000 to December 31, 2000, as the effect of the potential common stock is antidilutive. Dilutive securities, which consist of stock options, restricted stock and directors' deferred stock, that were not included in diluted net loss per common share numbered 3,227,049 at December 31, 2000.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000 and August 31, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Marketable securities are investment securities with original maturities of greater than three months. Cash equivalents are carried at cost, which approximates market value, and consist of money market funds, repurchase agreements and debt securities. Marketable securities are recorded at amortized cost, which approximates market value. The Company has not recorded any realized gains or losses on its marketable securities. Marketable securities consist of commercial paper and U.S. government debt securities. The average maturity of the Company's marketable securities is approximately 10 months at December 31, 2000.

At August 31, 2000 and December 31, 2000, the Company's cash, cash equivalents and marketable securities consisted of the following:

                                                     August 31,      December 31,
                                                       2000             2000
                                                    -----------      -----------

Cash and Cash Equivalents:
  Cash .......................................      $42,211,172      $ 9,245,817
  Debt securities ............................        9,900,000          850,000
                                                    -----------      -----------
          Total cash and cash equivalents ....      $52,111,172      $10,095,817
                                                    ===========      ===========
Marketable Securities:
  Short-term securities ......................      $22,348,841      $51,743,917
                                                    -----------      -----------
  Long-term securities .......................        1,224,184       10,970,153
                                                    ===========      ===========
          Total marketable securities ........      $23,573,025      $62,714,070
                                                    ===========      ===========


The Company has $200,000 in restricted cash in connection with certain long-term obligations at August 31, 2000 and December 31, 2000 (see Note 8).


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


6.    COMPREHENSIVE LOSS

         The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000 were the same as reported net loss for those periods.

7. SEGMENT REPORTING

         The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and all of its assets are located in the United States.


8.  LONG-TERM OBLIGATIONS

           On February 23, 2000, the Company entered into an equipment line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. On December 18, 2000, the Company increased the line of credit by $3,000,000 to $7,000,000. The Company, at its discretion, can enter into either an operating or capital lease. Borrowings under operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of December 31, 2000, the Company had entered into $144,000 in operating leases and $3,692,000 in capital leases. The interest rates under the capital leases range from 9.31% to 10.37%. The Company had approximately $3,164,000 available under this line of credit at December 31, 2000.

         In addition, the Company had entered into other capital lease arrangements under which it financed approximately $15,060,000 of laboratory, computer and office equipment, as well as facility renovations. These leases are payable in 36 to 48 monthly installments from date of initiation. Interest rates range from 7.63% to 10.28%. Under several agreements, we are required to maintain certain financial ratios pertaining to minimum cash balances, tangible net worth and debt service coverage. As of December 31, 2000, the Company was in compliance with all of these covenants. We had no additional borrowing capacity under these capital lease agreements at December 31, 2000.


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

         Under this agreement, Astra agreed to pay the Company subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company received $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through December 31, 2000.

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

    For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $16,000 and $0, respectively, under this agreement, which consisted of contract research revenue.


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

         Under this agreement, Schering-Plough paid an initial license fee and will fund the research program through September 2001. Under this agreement, Schering-Plough agreed to pay the Company a minimum of $21.9 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24 million in milestone payments.

         The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough by the Company and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed from the Company. A total of $20.4 million had been received through December 31, 2000.

         For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $756,000 and $573,000, respectively, under this agreement, which consisted of contract research revenue.

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

In addition, upon completion of certain scientific developments, Schering-Plough will make milestone payments, as well as pay royalties based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $75.9 million, excluding royalties. Of the total potential payments, approximately $31.4 million represents license fees and research payments, and $44.5 million represent milestone payments based on achievement of research and product development milestones. A total of $30.7 million has been received through December 31, 2000.

         For the four month period from September 1, 1999 to December 31, 1999, the Company recorded revenue of $2,885,000 under this agreement, which consisted of contract research revenue and a milestone payment. For the four month period from September 1, 2000 to December 31, 2000, the Company recorded revenue of $1,517,000 under this agreement, which consisted of contract research revenue.

         On September 1997, the Company entered into a third strategic alliance and license agreement with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

         Under the agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide right to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through September 2001. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $32.7 million, excluding royalties. Of the total potential payments, $9.7 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. A total of $11.6 million has been received through December 31, 2000. Additionally, the Company entered into a subscription agreement with Schering-Plough to provide Schering-Plough with nonexclusive access to the Company's proprietary genome sequence database, PathoGenome, and associated information relating to microbial organisms (see Note 10).

         For the four month period from September 1, 1999 to December 31, 1999, the Company recorded revenue of $1,840,000 under this agreement, which consisted of contract research revenue and a milestone payment. For the four month period from September 1, 2000 to December 31, 2000, the Company recorded revenue of $463,000 under this agreement, which consisted of contract research revenue.


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

         In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Company is entitled to receive $12.9 million in funding over three years with respect to this agreement, of which $9.0 million is appropriated through October 2001. In August 2000, the Company was named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award to participate in this rat genome initiative.

        For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $1,437,000 and $3,053,000, respectively, under these agreements.

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

         For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $232,000 and $411,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. A total of $2.4 million had been received through December 31, 2000.

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

         For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $0 and $640,000, respectively, under this agreement, which consisted of contract research revenue and amortization of an up-front license fee. A total of $2.1 million had been received through December 31, 2000.

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

         For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, the Company recorded revenue of $1,483,000 and $937,000, respectively, under these agreements.

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

         In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of December 31, 2000, we had a total of seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales.

         Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, the government named us as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are participating in an international consortium in a full-scale effort to sequence the human genome. We will receive funding from the National Human Genome Research Institute (NHGRI) under the Human Genome Project of up to $15.6 million over a three-year period, of which $12.0 million is appropriated through October 2001. In October 1999, NHGRI appointed us as one of the initial centers in the Mouse Genome Sequencing Network. The NHGRI agreed to provide us with funding under this program of up to $12.9 million over a three-year period, of which $9.0 million is appropriated through October 2001. In August 2000, we were named as one of two primary centers for the Rat Sequencing Program by NHGRI. As part of the agreement, we switched our focus from the mouse genome to the rat genome and agreed to use all remaining funding under the mouse genome award and a portion of the remaining funding under the human genome award to participate in the rat genome initiative. These programs are subject to annual appropriations by the government based upon the availability of government funds and the achievement by us of certain milestones.

         We have incurred significant operating losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $72 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government contracts and grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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

RESULTS OF OPERATIONS

FOUR MONTH PERIOD FROM SEPTEMBER 1, 1999 TO DECEMBER 31, 1999 AND SEPTEMBER 1, 2000 TO DECEMBER 31, 2000

         This transactional report covering the transition period of September 1, 2000 to December 31, 2000 is being filed in conjunction with the Board of Directors' approval on July 24, 2001 to change the Company's fiscal year end from August 31 to December 31, effective the fiscal year ended December 31, 2000.

REVENUES

         Contract research, licenses, and subscription fees decreased 11% from $8,943,000 for the four month period from September 1, 1999 to December 31, 1999 to $7,964,000 for the four month period from September 1, 2000 to December 31, 2000. The decrease in contract research, licenses and subscription fees was primarily attributable to lower milestone payments received in the 2000 period under our existing strategic alliances, as well as lower subscription fees to our PathoGenome Database. This decrease in revenue was partially offset by an increase in revenue recognized under our GTC Sequencing Center, which provides sequencing services for our biotechnology and pharmaceutical customers, as well as for the National Human Genome Research Institute as a participant in the International Human Genome Project and the Rat Genome Sequencing projects.

COSTS AND EXPENSES

         Total costs and expenses increased 37% from $8,586,000 for the four month period from September 1, 1999 to December 31, 1999 to $11,727,000 for the four month period from September 1, 2000 to December 31, 2000. Research and development expense, which includes internal research and development expenses and research expenses funded pursuant to arrangements with our strategic alliances, commercial sequencing customers and the U.S. government, increased 28% from $7,215,000 for the four month period from September 1, 1999 to December 31, 1999 to $9,246,000 for the four month period from September 1, 2000 to December 31, 2000. The increase was primarily due to an increase in costs and expenses associated with the increase in revenues earned under our GTC Sequencing Center, as noted above. The increase also reflected an expansion of our internal research programs, specifically in the area of infectious diseases, human gene discovery and pharmacogenomics. The increase consisted of an increase in payroll and related expenses, laboratory supplies and overhead expenses related to our operations.

         Selling, general and administrative expenses increased 81% from $1,371,000 for the four month period from September 1, 1999 to December 31, 1999 to $2,481,000 for the four month period from September 1, 2000 to December 31, 2000. This increase was primarily attributable to an increase in payroll related expenses, recruiting and employee relocation expenses. In addition, we recorded a charge for severance expenses in accordance with the terms of our severance agreement with Dr. Richard Gill.

INTEREST INCOME AND EXPENSE

         Interest income increased 223% from $496,000 for the four month period from September 1, 1999 to December 31, 1999 to $1,600,000 for the same period ended December 31, 2000, reflecting primarily an increase in funds available for investment. The increase in funds available for investment was primarily due to proceeds received from the sale of 1,500,000 shares of common stock for net proceeds of $44,723,000 in June and July 2000.

         Interest expense remained relatively unchanged at $272,000 for the four month period from September 1, 1999 to December 31, 1999 and $287,000 for the same period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of cash have been payments received from strategic alliances, subscription fees, government grants and contracts, borrowings under equipment lending facilities and capital leases and proceeds from the sale of equity securities.

         As of December 31, 2000, we had cash, cash equivalents, and short-term and long-term marketable securities of approximately $72,810,000. During the twelve months ended December 31, 2000, we sold 1,500,000 shares of common stock in a series of transactions through the Nasdaq National Market, resulting in net proceeds of $44,723,000. During the same period, we issued 1,288,943 shares of common stock related to the exercise of stock options and the employee stock purchase plan, resulting in net proceeds of $3,528,000. During the twelve months ended December 31, 1999, we sold 678,610 shares of common stock to bioMerieux, a strategic alliance partner, resulting in net proceeds of approximately $3,732,000. During the same period in 1999, we issued 472,459 shares of common stock related to the exercise of stock options, resulting in net proceeds of $1,235,000.

         We have various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. At December 31, 2000, we had an aggregate of $7,834,000 outstanding under our borrowing arrangements, which was repayable over the next 35 months, of which $4,500,000 was repayable within the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of tangible net worth, total indebtedness to tangible net worth, minimum cash level, debt service coverage and minimum restricted cash balances. As of December 31, 2000, the Company was in compliance with all of these covenants. At December 31, 2000, we had approximately $3,164,000 available under one of these arrangements for future borrowings.

         Our operating activities provided cash of $69,000 for the four month period from September 1, 1999 to December 31, 1999, primarily due to our net income, increases in deferred revenue, accrued expenses, noncash expenditures such as depreciation and amortization and stock-based compensation expense, partially offset by decreases in interest receivable, accounts receivable, unbilled costs & fees and prepaid expense and other current assets. Our operating activities used cash of $411,000 for the four month period from September 1, 2000 to December 31, 2000 primarily due to our net loss, and increases in interest receivable, accounts receivable, unbilled costs & fees, and prepaid expense and other current assets. These uses of cash were partially offset by increases in deferred revenue, accrued expenses, and noncash expenditures such as depreciation and amortization, stock-based compensation expense and loss on sale of disposal of fixed assets.

         For the four month periods from September 1, 1999 to December 31, 1999 and September 1, 2000 to December 31, 2000, our investing activities used cash of $11,187,000 and $39,989,000, respectively, to purchase marketable securities, capital equipment and leasehold improvements, partially offset by the conversion of marketable securities to cash and cash equivalents.

         Capital expenditures, including property and equipment acquired under capital leases, totaled $1,157,000 for the four month period from September 1, 2000 to December 31, 2000. Purchases consisted primarily of laboratory and computer equipment.

         Our financing activities provided cash of approximately $3,331,000 for the four month period from September 1, 1999 to December 31, 1999, primarily from the sale of equity securities, exercise of stock options, net of payments of long-term obligations. Our financing activities used cash of $1,615,000 for the four month period from September 1, 2000 to December 31, 2000, primarily for payments of long-term obligations, partially offset by proceeds received from the exercise of stock options.

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



                                        Genome Therapeutics Corp.


                                        /s/ Stephen Cohen
                                        -------------------------------------
                                        Stephen Cohen, SVP & CFO
                                        (Principal Financial Officer)


                                        Date: September 7, 2001