Form 10-Q
period 2002-03-30
GENOME THERAPEUTICS CORP
filed 2002-05-14
CIK 356830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarterly Period Ended: March 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ _No_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                                         22,837,403
       $.10 PAR VALUE                                 Outstanding May 10, 2002

                    Genome Therapeutics Corp. and Subsidiary

           Index to Financial Information and Other Information

                                                                         Page
Part I

Financial Information (unaudited):

     Consolidated Condensed Balance Sheets as of
         December 31, 2001 and March 30, 2002                            3

     Consolidated Statements of Operations for the
         thirteen-week period ended March 24, 2001
         and the thirteen-week period ended March 30, 2002               4

     Consolidated Statements of Cash Flows for the
         thirteen-week period ended March 24, 2001
         and the thirteen-week period ended March 30, 2002               5

     Notes to Consolidated Condensed Financial
         Statements                                                      6-12

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-18

Part II
Other Information:

     Other Information                                                   19

     Signature                                                           20


GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                        December 31,             March 30,
                                                           2001                    2002
-------------------------------------------------------------------------------------------
Assets:
Current Assets:
   Cash and cash equivalents                           $24,805,385             $42,764,885
   Short-term investments                               29,961,540              32,752,766
   Interest receivable                                   1,074,726                 478,742
   Accounts receivable                                     513,885                 212,862
   Unbilled costs and fees                                 164,465               1,135,706
   Prepaid expenses and other current assets             1,583,320               1,288,167
                                                       -----------             -----------
        Total current assets                            58,103,321              78,633,128
                                                       -----------             -----------

Property and Equipment, at cost:
   Laboratory and scientific equipment                  20,918,535              20,611,213
   Leasehold improvements                                8,798,842               8,885,789
   Equipment and furniture                               1,267,854               1,277,780
                                                       -----------             -----------
                                                        30,985,231              30,774,782

   Less--Accumulated depreciation                       19,091,703              18,776,055
                                                       -----------             -----------
                                                        11,893,528              11,998,727
Restricted Cash                                            200,000                       -
Long-term Investments                                   12,374,324                 517,571
Other Assets                                               168,425               1,100,352
                                                       -----------             -----------
                                                       $82,739,598             $92,249,778
                                                       ===========             ===========


Liabilities and Shareholders' Equity:
Current Liabilities:
   Current maturities of long-term obligations           3,571,578               3,052,990
   Accounts payable                                      2,092,593               1,205,468
   Accrued expenses                                      4,832,713               7,097,379
   Deferred revenue                                      3,449,959               1,344,718
                                                       -----------             -----------
        Total current liabilities                       13,946,843              12,700,555

Long-term obligations, net of current maturities         2,060,817              19,013,713

Shareholders' Equity                                    66,731,938              60,535,510
                                                       -----------             -----------
                                                       $82,739,598             $92,249,778
                                                       ===========             ===========

See Notes to Consolidated Condensed Financial Statements


GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------
                                                  Thirteen-Week Period Ended
                                               -------------------------------
                                               March 24, 2001   March 30, 2002
------------------------------------------------------------------------------
Revenue:
    BioPharmaceutical                           $ 3,557,570      $ 2,433,725
    GenomeVision(TM) Services                     4,532,678        3,730,792
                                                -----------      -----------
        Total revenue                             8,090,248        6,164,517
                                                ===========      ===========

Costs and Expenses:
    Cost of services                              3,680,816        3,392,777
    Research and development                      3,822,329        7,813,973
    Selling, general and administrative           1,634,922        2,057,385
                                                -----------      -----------
        Total costs and expenses                  9,138,067       13,264,135
                                                -----------      -----------
        Loss from operations                     (1,047,819)      (7,099,618)

Interest Income (Expense):
    Interest income                               1,143,795          530,932
    Interest expense                               (169,342)        (216,090)
                                                -----------      -----------
        Net interest income                         974,453          314,842
                                                -----------      -----------
        Net loss                                $   (73,366)     $(6,784,776)
                                                ===========      ===========

Net Loss per Common Share:
    Basic and diluted                           $         -      $     (0.30)
                                                ===========      ===========

Weighted Average Common Shares Outstanding:
    Basic and diluted                            22,409,501       22,798,224
                                                ===========      ===========

See Notes to Consolidated Condensed Financial Statements


 GENOME THERAPEUTICS CORP. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                             Thirteen-Week Period Ended
                                                                                   -----------------------------------------
                                                                                   March 24, 2001             March 30, 2002
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net loss                                                                               ($73,366)               ($6,784,776)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                   1,123,532                  1,196,538
      Gain on disposal of equipment and leasehold improvements                           (7,653)                   (53,121)
      Amortization of deferred compensation                                             141,065                    213,032
      Changes in assets and liabilities:
          Interest receivable                                                            92,640                    595,984
          Accounts receivable                                                        (1,275,379)                   301,023
          Unbilled costs and fees                                                    (1,017,145)                  (971,241)
          Prepaid expenses and other current assets                                      21,491                    295,153
          Accounts payable                                                             (246,326)                  (887,125)
          Accrued expenses                                                             (715,024)                  2,295,496
          Deferred revenue                                                           (1,048,990)                (2,105,241)
                                                                               ------------------         ------------------

              Net cash used in operating activities                                  (3,005,155)                (5,904,278)
                                                                               ------------------         ------------------

Cash Flows from Investing Activities:
  Purchases of investments                                                          (15,240,138)                (1,043,768)
  Proceeds from sale of investments                                                  25,994,216                 10,187,749
  Purchases of property and equipment                                                  (499,037)                (1,248,616)
  Decrease in restricted cash                                                                 -                    200,000
  Decrease (increase) in other assets                                                    15,075                   (931,927)
                                                                               ------------------         ------------------

              Net cash provided by investing activities                              10,270,116                  7,163,438
                                                                               ------------------         ------------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                               609,717                      6,881
  Proceeds from issuance of stock under the employee stock purchase plan                      -                    259,151
  Proceeds from convertible notes payable                                                     -                 15,000,000
  Proceeds from borrowings under equipment financing arrangements                     1,410,587                  3,500,000
  Note receivable from officer                                                         (130,157)                         -
  Payments on long-term obligations                                                  (1,033,735)                (2,065,692)
                                                                               ------------------         ------------------

              Net cash provided by financing activities                                 856,412                 16,700,340
                                                                               ------------------         ------------------

Net Increase in Cash and Cash Equivalents                                             8,121,373                 17,959,500
Cash and Cash Equivalents, beginning of period                                       10,095,817                 24,805,385
                                                                               ------------------         ------------------

Cash and Cash Equivalents, end of period                                            $18,217,190                $42,764,885
                                                                               ------------------         ------------------

Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                                                          $169,342                   $230,913
                                                                               ------------------         ------------------
  Income tax paid during period                                                         $32,500                    $12,501
                                                                               ------------------         ------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Property and equipment acquired under capital leases                               $1,410,587                   $      -
                                                                               ------------------         ------------------
  Unrealized gain on marketable securities                                           $        -                   $613,733
                                                                               ------------------         ------------------

See Notes to Consolidated Condensed Financial Statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

   (1) Basis of Presentation

    These consolidated condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002.

   (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated condensed financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated condensed financial statements.

   (a) Principles of Consolidation

   The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Collaborative Securities Corp. (a Massachusetts Securities Corporation). All intercompany accounts and transactions have been eliminated in consolidation.

   (b) Revenue Recognition

   BioPharmaceutical revenues consist of license fees, contract research and milestone payments from alliances with pharmaceutical companies. GenomeVision Services revenues are from government grants, fees received from custom gene sequencing and analysis services and subscription fees from the PathoGenome(TM) Database. Revenues from contract research, government grants, the PathoGenome Database subscription fees, and custom gene sequencing and analysis services are recognized over the respective contract periods as the services are provided. License fees and milestone payments are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Milestone payments will be recognized upon achievements of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations related to the milestone. License fees are recognized ratable over the term of the license. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

   (c) Net Loss Per Share

   Basic and diluted earnings per share were determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, directors' deferred stock and unvested restricted stock that are not included in diluted net loss per share were 3,257,068 shares and 3,949,380 shares at March 24, 2001 and March 30, 2002, respectively.

   (d) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several nonaffiliated institutions.

   The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts receivable.

   The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company's total revenues:

                                  Number of
                                 Significant
                                  Customers      A      B
                               ----------------------------

Thirteen-week period ended:
     March 24, 2001                   2          36%    35%
     March 30, 2002                   2          30%    48%

   The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company's total accounts receivable:

                                                   Percentage of
                                                Total Accounts Receivable
                          -----------------------------------------------------
                           A    B     C       D      E       F       G      H
                          -----------------------------------------------------
As of:
     December 31, 2001     -    -     37%    29%       -       -      -       -
     March 30, 2002        -    -      6%     7%     14%     25%    15%     13%

   (e) Use of Estimates

   The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (f) Comprehensive Income (Loss)

   The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. At March 30, 2002, the Company recorded approximately $78,000 to comprehensive income related to the value of common shares received from Versicor, Inc. in connection with the exercise of a warrant, which are classified in short-term investments in the accompanying balance sheet. See Note 3 for further discussion.

   (g) Segment Reporting

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


                                                    GenomeVision(TM)
                                                       Services        BioPharmaceutical      Total
                                                  ------------------- -------------------- -------------
Thirteen-week period ended March 24, 2001-
Revenues                                                  $4,532,678            3,557,570    $8,090,248
Gross profit                                                 851,862            1,989,662     2,841,524
Company-funded research & development                             --            2,254,421     2,254,421

Thirteen-week period ended March 30, 2002-
Revenues                                                  $3,730,792            2,433,725    $6,164,517
Gross profit                                                 338,015              942,724     1,280,739
Company-funded research & development                             --            6,322,972     6,322,972

   The Company does not allocate assets by its operating segments.

   (3) CASH EQUIVALENTS AND INVESTMENTS

   The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2001 and March 30, 2002, the Company's investments primarily include short-term and long-term investments which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's short-term and long-term investments include marketable securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Short-term and long-term investments are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. The average maturity of the Company's investments is approximately 7.3 months and 7.5 months at March 30, 2002 and December 31, 2001, respectively. At March 30, 2002, the Company had an unrealized gain of approximately $230,000, which is the difference between the amortized cost and the fair market value of the held to maturity investments.

   The Company's investments also include the purchase, pursuant to the exercise of a warrant, of 45,000 shares of common stock of Versicor, Inc. in connection with its collaboration agreement with Versicor, Inc. dated March 10, 1997. The Company is accounting for the shares in accordance with SFAS No. 115 as available for sale securities and as a result, the shares are recorded at fair value. The shares are subject to restrictions under the securities regulations and cannot be liquidated until March 2003. At March 30, 2002, the Company had recorded an unrealized gain of $614,000 in accumulated other comprehensive income in its consolidated statements of shareholders' equity related to the appreciation in value of the shares.

   At December 31, 2001 and March 30, 2002, the Company's cash and cash equivalents and investments consisted of the following:

                                           December 31,     March 30,
                                               2001           2002
                                          ------------------------------
 Cash and cash equivalents:
 Cash                                        $21,801,201    $40,764,885
 Debt securities                               3,004,184      2,000,000

                                          ------------------------------
          Total cash and cash equivalents    $24,805,385    $42,764,885
                                          ==============================

 Investments:
 Short-term investments                      $29,961,540    $32,752,766
 Long-term investments                        12,374,324        517,571

                                          ------------------------------
          Total investments                  $42,335,864    $33,270,337
                                          ==============================


   The Company also had $200,000 in restricted cash at December 31, 2001 in connection with certain capital lease obligations.

     (4) LONG-TERM OBLIGATIONS

   On March 5, 2002, the Company sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of the Company's common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003, the Company maintains a net cash balance (i.e., cash and cash equivalents less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the convertible notes payable plus all accrued but unpaid interest be repaid. Interest on the convertible notes payable accrues at 6% annually. The investors also received the right to receive a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrants will only be issued at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible note payable occur. Additionally, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent. The warrant is exercisable over a three-year term commencing upon issuance. The warrant was valued, using the Block-Scholes option pricing model in accordance with EITF 96-18, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

   In February 2002, the Company entered into an additional line of credit for $3,500,000, of which $500,000 will be used to refinance a portion of an existing line of credit. This line of credit is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate (2.08% at February 28, 2002) plus 1 1/2 %. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. As of March 30, 2002, the Company was in compliance with all of the covenants.

   In February 2000, the Company entered into an equipment line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. In December 2000, the Company increased the line of credit by $2,712,000 to $6,712,000. The Company, at its discretion, can enter into either operating or capital leases. The borrowings under the operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of December 31, 2001, the Company had entered into $256,000 in operating leases and $6,456,000 in capital leases. The interest rates under the capital leases range from 7.55% to 10.37%. The Company had no additional borrowing capacity under this line of credit at March 30, 2002. There are no covenants related to this agreement.

    (5) ALLIANCES - BIOPHARMACEUTICAL

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

   Under this agreement, Astra agreed to pay the Company, subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company has received a total of $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through March 30, 2002.

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

   Under this agreement, Schering-Plough paid an initial license fee and agreed to fund the research program through March 31, 2002. Under this agreement, Schering-Plough agreed to pay the Company a minimum of $21.4 million in an up-front license fee, research funding and milestone payments. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24.0 million in milestone payments.

   The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $21.4 million has been received through March 30, 2002.

   Under the December 1995 agreement, the Company recognized approximately $397,000 and $126,000 in revenue during the thirteen-week period ended March 24, 2001 and March 30, 2002, respectively.

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

   Under this agreement (and subsequent extensions), Schering-Plough paid an initial license fee and an expense allowance to the Company and agreed to fund the research program through at least December 2002. In addition, upon completion of certain scientific developments, Schering-Plough has made or will potentially make milestone payments, as well as pay royalties based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $81.0 million, excluding royalties. Of the total potential payments, approximately $36.5 million represents license fees and research payments, and $44.5 million represent milestone payments based on achievement of research and product development milestones. A total of $38.5 million has been received through March 30, 2002.

   Under the December 1996 agreement, the Company recognized approximately $2,118,000 in revenue during the thirteen-week period ended March 24, 2001, which consisted of alliance research revenue and a milestone payment. The Company recognized approximately $1,730,000 in revenue during the thirteen-week period ended March 30, 2002, which consisted of alliance research revenue.

   In September 1997, the Company entered into a third strategic alliance and license agreement (the September 1997 agreement) with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

   Under this agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide rights to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through March 31, 2002. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $33.2 million, excluding royalties. Of the total potential payments, approximately $10.2 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $12.2 million has been received through March 30, 2002.

   Under the September 1997 agreement, the Company recognized approximately $385,000 and $6,000 in revenue during the thirteen-week period ended
March 24, 2001 and March 30, 2002, respectively.

   Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

   (c) BIOMERIEUX ALLIANCE

   In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 6(a)), paid an up-front license fee, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized as the research services are performed over the four-year term of the agreement. Approximately $3.4 million has been received through March 30, 2002.

   The Company recognized approximately $282,000 and $297,000 in revenue during the thirteen-week period ended March 24, 2001 and March 30, 2002, respectively, which consisted of alliance research revenue and amortization of the up-front license fees.

   (d) WYETH-AYERST LABORATORIES

   In December 1999, the Company entered into a strategic alliance with Wyeth-Ayerst Laboratories to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics, utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

   The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth-Ayerst's drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth-Ayerst paid the Company an up-front license fee, and funded a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. Approximately $8.4 million has been received through March 30, 2002.

   The Company recognized approximately $360,000 in revenue during the thirteen-week period ended March 24, 2001, which consisted of alliance research revenue and amortization of the up-front license fees. The Company recognized approximately $261,000 in revenue during the thirteen-week period ended March 30, 2002, which consisted of alliance research revenue.

    (6) GENOMEVISION(TM) SERVICES

   GenomeVision(TM) Services revenues are from government grants, fees received from custom gene sequencing and analysis and subscription fees from PathoGenome(TM) Database.

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

   In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Company is entitled to receive $13.4 million in funding through February 2003 with respect to this agreement, of which all funds have been appropriated. In August 2000, the Company was named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, the Company will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award, to participate in this rat genome initiative.

   Funding under our government grants and research contracts is subject to appropriation each year by the U.S. Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future.

   (7) PRODUCT DEVELOPMENT

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

   Under the terms of this agreement, the Company paid Biosearch Italia an initial license fee of $2 million and is obligated to make payments of up to $8 million in a combination of cash and notes convertible into Company stock upon the achievement of specified milestones. In addition, the Company is obligated to purchase bulk material from Biosearch Italia and fund the completion of clinical trials and pay a royalty on product sales. The combined total of bulk product sales and royalties is expected to be 26% of the Company's net product sales.

     The Company expended approximately $3.1 million during the thirteen-week period ended March 30, 2002, which consisted of clinical development expenses.

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

   Our primary sources of revenue are from alliance agreements with pharmaceutical company partners, subscription agreements to our PathoGenome Database and government research grants and contracts. Currently, we have six product discovery alliances and one joint venture, of which we currently receive contract research funding from three of these alliances. In August 1995, we entered into an alliance with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. In August 1999, the contract research under the alliance concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research alliance. In December 1995, we entered into an alliance with Schering-Plough. Under this alliance, Schering-Plough can use our Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In December 1996, we entered into our second research alliance with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux purchased a subscription to our PathoGenome Database and made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth-Ayerst to develop drugs based on our genetic research to treat osteoporosis. In September 2000, we entered into a joint venture with ArQule, Inc. to identify novel anti-infective drug compounds.

   In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of March 30, 2002, we had seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales. We do expect to see a revenue decline in subscription fees over the next two years as subscribers substantially complete data mining of PathoGenome.

   Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, we were named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are entitled to receive funding from the National Human Genome Research Institute (NHGRI) of up to $17.4 million through February 2003, of which all funds have been appropriated and $12.5 million had been received through March 30, 2002. In October 1999, the NHGRI named us as a pilot center to the Mouse Genome Sequencing Network. We are entitled to receive $13.4 million in funding over forty-one months with respect to this agreement, of which all funds have been appropriated and $12.3 million had been received through March 30, 2002. In August 2000, we were named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award, to participate in this rat genome initiative.

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

   We have incurred significant operating losses since our inception. As of March 30, 2002, we had an accumulated deficit of approximately $88.8 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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

   CRITICAL ACCOUNTING POLICIES

   We considered the disclosure requirement requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

   RESULTS OF OPERATIONS

   Thirteen-Week Periods Ended March 24, 2001 and March 30, 2002

   Revenue

   Total revenue decreased 24% from $8,090,000 for the thirteen-week period ended March 24, 2001 to $6,165,000 for the thirteen-week period ended March 30, 2002. BioPharmaceutical revenue decreased 32% from $3,558,000 for the thirteen-week period ended March 24, 2001 to $2,434,000 for the thirteen-week period ended March 30, 2002 primarily due to the timing of milestone payments. The decrease in BioPharmaceutical revenue was principally attributable to a milestone payment earned in the first quarter of last year under our product discovery alliance with Schering-Plough.

   Revenue from GenomeVision Services decreased 18% from $4,533,000 for the thirteen-week period ended March 24, 2001 to $3,731,000 for the thirteen-week period ended March 30, 2002 primarily due to a decrease in subscription fees earned on our PathoGenome database business as a result of third parties not renewing our database subscription.

   Costs and Expenses

   Total costs and expenses increased 45% from $9,138,000 for the thirteen-week period ended March 24, 2001 to $13,264,000 for the thirteen-week period ended March 30, 2002.

   Cost of services decreased 8% from $3,681,000 for the thirteen-week period ended March 24, 2001 to $3,393,000 for the thirteen-week period ended
March 30, 2002 due partially to a decrease in revenues from GenomeVision
Services.

    Research and development expenses include internal research and development, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses increased 105% from $3,822,000 for the thirteen-week period ended
March 24, 2001 to $7,814,000 for the thirteen-week period ended March 30, 2002. This planned increase was primarily due to expenses incurred in the clinical development of Ramoplanin of approximately $3,109,000, as well as increased investment in our internal drug discovery programs, specifically in the area of anti-infectives and chronic human diseases, of $960,000.

   Selling, general and administrative expenses increased 26% from $1,635,000 for the thirteen-week period ended March 24, 2001 to $2,057,000 for the thirteen-week period ended March 30, 2002 reflecting an expansion in the areas of corporate development and sales and marketing. The increase consisted of an increase in payroll and related expenses.

   Interest Income and Expense

   Interest income decreased 54% from $1,144,000 for the thirteen-week period ended March 24, 2001 to $531,000 for the thirteen-week period ended
March 30, 2002 reflecting fluctuation in interest rates, as well as lower funds made available for investment.

   Interest expense increased 28% from $169,000 for the thirteen-week period ended March 24, 2001 to $216,000 for the thirteen-week period ended
March 30, 2002. The increase was due to an increase in our outstanding balances under long-term obligations from approximately $8.2 million at March 24, 2001 to $22.1 million at March 30, 2002. The increase in our long-term obligations resulted primarily from the sale of convertible notes payable in March 2002 in a private placement transaction, which resulted in gross proceeds of $15 million.

   Liquidity and Capital Resources

   Our primary sources of cash have been payments received from product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases and proceeds from sale of securities.

   As of March 30, 2002, we had cash, cash equivalents, restricted cash and short-term and long-term investments of approximately $76,035,000. On March 5, 2002, we sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of our common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003 we maintain a net cash balance (i.e., cash and cash equivalents less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the notes payable plus all accrued but unpaid interest be repaid. Interest on the notes payable accrues at 6% annually. The investors also received the right to receive a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrants will only be issued at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible notes payable occur. Additionally, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent in this transaction. The warrant is exercisable over a three year term commencing upon issuance. The warrant was valued, using Black-Scholes option pricing model in accordance with EITF 96-18, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

   In 2001, we sold 127,500 shares of common stock in a series of transactions through the Nasdaq National Market, resulting in proceeds received of approximately $1,706,000, net of issuance costs. In 2001, we also issued 325,950 shares of common stock related to the exercise of stock options and our employee stock purchase plan, resulting in total proceeds of approximately $1,204,000.

   We had various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. We had an aggregate of approximately $7,067,000 outstanding under these borrowing arrangements at March 30, 2002. This amount is repayable over the next 35 months, of which $3,053,000 is repayable over the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of unrestricted cash. We had no additional borrowing capacity under these capital lease agreements at March 30, 2002.

   Our operating activities used cash of approximately $5,904,000 for the thirteen-week period ended March 30, 2002 primarily due to an increase in our net loss, unbilled costs and fees, and lower accounts payable and deferred revenue. These uses of cash were partially offset by a decrease in accounts receivable, interest receivable, prepaids and other current assets, as well as an increase in accrued liabilities. Our operating activities used cash of approximately $3,005,000 for the thirteen-week period ended March 24, 2001.

   Our investing activities provided cash of approximately $7,163,000 for the thirteen-week period ended March 30, 2002 through the conversion of marketable securities to cash and cash equivalents, partially offset by purchases of marketable securities, equipment and additions to leasehold improvements and an increase in other assets. Our investing activities provided cash of approximately $10,270,000 for the thirteen week period ended March 24, 2001 through the conversion of marketable securities to cash and cash equivalents, partially offset by purchases of marketable securities and equipment and additions to leasehold.

   Capital expenditures totaled $1,249,000 for the thirteen-week period ended March 30, 2002 consisting of leasehold improvements and purchases of laboratory, computer, and office equipment. We utilized an existing line of credit to finance all of these capital expenditures. We currently estimate that we will acquire approximately $5,000,000 in capital equipment in 2002 consisting primarily of computers, laboratory equipment, and additions to leasehold improvement.

   Our financing activities provided cash of approximately $16,700,000 for the thirteen-week period ended March 30, 2002 primarily from proceeds received from the sale of convertible notes payable totaling $15 million in gross proceeds, as well as proceeds received from entering into an additional credit line for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. These financing activities were partially offset by payments of long-term obligations of $2,066,000. Our financing activities provided cash of approximately $856,000 for the thirteen week period ended March 24, 2001 primarily from proceeds received from an equipment financing arrangement and the exercise of stock options, partially offset by payments of long-term obligations and notes receivable from an officer.

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

   This Form 10-Q and documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "intend," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. All forward-looking statements, other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, nor do we plan to update these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward looking statements due to a number of risks affecting our business, including our inability to obtain, or delays in obtaining, the regulatory approvals necessary to commercialize our lead candidate, Ramoplanin, or our inability or the inability of our alliance partners to (i) successfully develop products based on the Company's genomics information, (ii) obtain the necessary regulatory approvals, (iii) effectively commercialize any products developed before our competitors are able to commercialize competing products or (iv) obtain and enforce intellectual property rights, as well as the risk factors set forth in the Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and those set forth in other filings that we may make with the Securities and Exchange commission from time to time.

                                     Part II

Item 1.  Legal Proceedings

                  None

Item 2.  Changes In Securities

         On March 5, 2002, pursuant to the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended, the Company issued to two institutional investors (i) warrants to purchase up to an aggregate 487,500 shares of the Company's common stock at an exercise price of $8.00 per share, subject to certain adjustments, and (ii) 6% Convertible Notes, raising $15 million in gross proceeds. The warrants only become exercisable to the extent the notes are converted or if certain other redemptions or repayments of the notes occur. The notes may be converted into shares of the Company's common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. On March 5, 2002, as partial payment of the placement fee, the Company also issued, pursuant to the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended, to the placement agent, Ladenburg Thalmann & Co, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to customary adjustments. The warrants issued to the placement agent are exercisable over a three year term commencing upon issuance. Additional information on the transaction is available on our Current Report on Form 8-K filed on March 6, 2002.

Item 3.  Defaults Upon Senior Securities

                  None

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

         4.1 Purchase Agreement by and among Genome Therapeutics Corp. and certain Purchasers dated March 5, 2002.*

         4.2 Form of Note*

         4.3 Form of Warrant*

         4.4 Form of Registration Rights Agreement*

b)       Reports on Form 8-K

         Current Report on Form 8-K was filed on March 6, 2002 under Item 5 relating to the Company's sale to two institutional investors of convertible notes and warrants to purchase common stock.


         * Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 6, 2002.

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

                               Date: May 14, 2002