Form 10-K/A
period 2001-12-31
GENOME THERAPEUTICS CORP
filed 2002-06-24
CIK 356830

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

                               -----------------

   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the fiscal year ended: December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               -----------------

                        Commission file number: 0-10824

                               -----------------
                           GENOME THERAPEUTICS CORP.
            (Exact name of registrant as specified in its charter)

                               -----------------

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


                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 2002 was approximately $70,316,000.

   The number of shares outstanding of the registrant's common stock as of June 18, 2002 was 22,837,573.

   Documents Incorporated By Reference Portions of the registrant's proxy statement for use at its Annual Meeting to be held on June 25, 2002 are incorporated by reference into Part III.

================================================================================

Introductory Note

   In 1996 and 1997, the Company accounted for two stock options granted to the Company's former chief executive officer on a fixed plan basis. During the second quarter of 2002, the Company and its auditors determined that it was more appropriate to have accounted for these options on a variable plan basis in 1996 and 1997 in light of a cashless exercise provision contained in these options. As a result of required non cash adjustments to reflect this change in accounting treatment, the Company's net loss for the year ended December 31, 1996 was understated and the Company's net loss for the year ended December 31, 1997 was overstated. As reflected below, these changes have no cash impact to the Company and have no impact on Total Shareholders' Equity.

   A summary of the cumulative impact of the restatement on the Company's financial statements as of December 31, 2001 and December 31, 2000 is as follows:

                                        As previously
                                          reported     As restated
                                        ------------- ------------
             December 31, 2001
             Accumulated deficit....... $(82,053,635) $(91,758,375)
             Additional paid in capital  146,509,995   156,214,735
             Total shareholders' equity   66,731,938    66,731,938

                                        As previously
                                          reported     As restated
                                        ------------- ------------
             December 31, 2000
             Accumulated deficit....... $(71,963,333) $(81,668,073)
             Additional paid in capital  143,018,548   152,723,288
             Total shareholders' equity   72,687,452    72,687,452

   This Annual Report on Form 10-K/A amends the financial information set forth above contained in Items 6, 7, and 8 of the Company's Annual Report on Form 10-K previously filed for the fiscal year ended December 31, 2001.

   This Annual Report on Form 10-K/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Annual Report on Form 10-K or otherwise modify or update those disclosures.

ITEM 6.  Selected Consolidated Financial Data

   Only those numbers with an asterisk (*) have changed.

                                                 For the Year Ended December 31,
                               -------------------------------------------------------------------
                                    1997          1998          1999         2000         2001
                               ------------   ------------  -----------  -----------  ------------
Revenues:
 BioPharmaceutical............ $ 11,132,294   $ 18,135,038  $18,162,056  $11,851,091  $ 18,438,286
 GenomeVision(TM) Services....    3,300,881      3,913,376    6,665,529   13,594,143    17,302,239
                               ------------   ------------  -----------  -----------  ------------
   Total revenues.............   14,433,175     22,048,414   24,827,585   25,445,234    35,740,525
Net loss......................  (12,274,795)*  (12,967,676)  (3,940,075)  (5,846,839)  (10,090,302)
Net loss per common share.....        (0.69)*        (0.71)       (0.21)       (0.27)        (0.45)
Weighted average common shares
  outstanding.................   17,771,824     18,289,644   18,627,045   21,376,685    22,572,427

                                                          As of December 31,
                                      -----------------------------------------------------------
Cash and cash equivalents, restricted
  cash, warrant and long and short-
  term investments................... $44,492,461 $30,816,859 $26,778,026 $73,009,887 $67,341,249
Working capital......................  31,298,804  19,749,608  19,447,189  51,601,069  44,156,478
Total assets.........................  61,230,003  48,920,973  45,443,236  90,251,004  82,739,598
Shareholders' equity.................  40,089,689  27,557,237  28,846,957  72,687,452  66,731,938

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Introductory Note: The only number in MD&A that has changed due to the restatement is accumulated deficit as of December 31, 2001, which went from $82.1 million to $91.8 million.

Overview

   We are a biopharmaceutical company focused on the discovery and development of pharmaceutical and diagnostic products. We have eight established product development programs. Our lead product candidate, Ramoplanin, is in Phase III clinical trials for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE). We have six alliances with pharmaceutical companies including Schering-Plough, AstraZeneca, Wyeth-Ayerst and bioMerieux, and a joint venture with ArQule. In addition to these eight projects, we have a portfolio of earlier stage internal drug discovery programs. We also maintain an active service business, GenomeVision/TM/ Services, providing drug discovery services to pharmaceutical and biotechnology companies and to the National Human Genome Research Institute.

   We receive payments under our bioPharmaceutical business from our product discovery alliances based on license fees, contract research and milestone payments during the term of the alliance. We also receive payments under our GenomeVision Services business from selling, as a contract service business, high quality genomic sequencing information to our customers, including pharmaceutical companies, biotechnology companies, governmental agencies, and academic institutions. In addition, under our GenomeVision Services business, subscribers to our PathoGenome/TM/ Database pay access fees for the information they obtain. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our product discovery partner to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all.

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

   We have incurred significant operating losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $91.8 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this Statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

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

   (3) Exhibits

Exhibit
  No.   Description
------- -----------
  3     Restated Articles of Organization and By-laws/(1)/
  3.1   Amendment dated January 5, 1982 to Restated Articles of Organization/(2)/
  3.2   Amendment dated January 24, 1983 to Restated Articles of Organization/(3)/
  3.3   Amendment dated January 17, 1984 to Restated Articles of Organization/(4)/
  3.4   Amendment dated October 20, 1987 to the By-laws/(8)/
  3.5   Amendment dated December 9, 1987 to Restated Articles of Organization/(9)/
  3.6   Amendment dated October 16, 1989 to the By-law/(11)/

Exhibit
  No.   Description
------- -----------
  3.7   Amendment dated January 24, 1994 to Articles Restated Articles of Organization/(14)/
  3.8   Amendment dated August 31, 1994 to Restated Articles of Organizatio /(14)/
  3.9   Amendment dated March 15, 2001 to Restated Articles of Organization/(33)/
  3.10  By-Laws of Genome Therapeutics Corp (as amended through July 24, 2001)/(34)/
  4.2   Form of Note dated March 5, 2002 received by Smithfield Fiduciary LLC and the Tail Wind Fund,
        Ltd./(35)/
  4.3   Form of Warrant received by Smithfield Fiduciary LLC and The Tail Wind Fund, Ltd./(35)/
 10.4   Incentive Stock Option Plan and Form of Stock Option Certificate/(1)/
 10.6   Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan/(6)/
 10.7   Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research)
        Incentive Savings Plan dated March 1, 1985/(7)/
 10.14  1991 Stock Option Plan and Form of Stock Option Certificate/(12)/
 10.15  Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts/(13)/
 10.16  Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts/(13)/
 10.19  Employment Agreement with Robert J. Hennessey/(13)/
 10.22  Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA/(14)/
 10.24  1993 Stock Option Plan and Form of Stock Option Certificate/(14)/
 10.28  Agreement between the Company and AstraZeneca PLC (f/k/a Astra Hassle AB) dated August 31,
        1995/(16)/*
 10.29  Collaboration and License Agreement between the Company, Schering Corporation and Schering-
        Plough Ltd., dated as of December 6, 1995/(18)/*
 10.30. Form of director Stock Option Agreement and schedule of director options granted/(17)/
 10.37. Lease amendment dated November 15, 1996 to certain property in Waltham, MA/(19)/
 10.38. Collaboration and License Agreement between the Company, Schering Corporation and Schering-
        Plough Ltd., dated as of December 20, 1996/(20)/*
 10.39. Credit agreement between the Company and Fleet National Bank dated February 28, 1997/(21)/
 10.40. Credit agreement between the Company and U S Trust (f/k/a Sumitomo Bank, Limited) dated July 31,
        1997/(22)/
 10.41. Collaboration and License Agreement between the Company and Schering Corporation, dated
        September 22, 1997/(23)/*
 10.42. Collaboration and License Agreement between the Company and Schering-Plough Ltd. dated
        September 22, 1997/(23)/*
 10.43. Credit modification agreement between the Company and Fleet National Bank, dated March 9, 1998/(24)/
 10.44. 1997 Directors' Deferred Stock Plan/(25)/
 10.45. 1997 Stock Option Plan/(25)/
 10.46. Amended Employment Agreement with Robert J. Hennessey/(26)/
 10.47. Collaboration and License Agreement between the Company and American Home Products, Inc., acting through its Wyeth-Ayerst Division, dated December 20, 1999/(27)/
 10.49. Collaboration and License Agreement between Genome Therapeutics Corporation and bioMerieux
        Incorporated dated as of September 30, 1999/(29)/
 10.50. Registration Rights Agreement between the Company and bioMerieux Alliance sa dated September 30,
        1999/(30)/
 10.51. Compound Discovery Collaboration Agreement, dated October 17, 2000 between the Company and
        ArQule, Inc./(31)/*
 10.52. 2001 Incentive Plan/(32)/
 10.53. Stock Option Agreements with Steven M. Rauscher/(32)/
 10.55. Employment Letter with Steven M. Rauscher/(34)/
 10.56. Employment Letter with Stephen Cohen/(34)/
 10.57. Employment Letter with Richard Labaudinere PhD/(34)/

Exhibit
  No.   Description
------- -----------
 10.58. Purchase Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd.
        and the Company/(35)/
 10.59. Registration Rights Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind
        Fund, Ltd. and the Company/(35)/
 10.60. Employment Letter with Robert J. Hennessey/(36)/
 10.61. License and Supply Agreement between the Company and Biosearch Italia, S.P.A., dated October 8,
        2001/(36)/*
 23.1   Consent of Arthur Andersen LLP Independent Public Accounts/(37)/
 99.1   Risk Factors/(36)/
 99.2   Letter to Commission Pursuant to Temporary Note 3T/(37)/

--------
 /* / Confidential treatment requested with respect to a portion of this Exhibit.

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

/(23)/ Filed as exhibits to the Company's 10-Q for the quarter ended February
       28, 1998 and incorporated herein by reference.
/(24)/ Filed as an exhibit to the Company's 10-Q for the quarter ended May 30,
       1998 and incorporated herein by reference.
/(25)/ Filed as exhibits to the Company's Registration Statement on Forms S-8
       (333-49069) and incorporated herein by reference.
/(26)/ Filed as an exhibit to the Company's 10-K for the fiscal year ended
       August 31, 1998 and incorporated herein by reference.
/(27)/ Filed as an exhibit to the Company's 8-K filed on March 8, 2000 and incorporated herein by reference.
/(29)/ Filed as an exhibit to the Company's 10-Q for the quarter ended November
       27, 1999 and incorporated herein by reference.
/(30)/ Filed as an exhibit to the Company's Registration Statement on Forms S-3
       (333-32614) and incorporated herein by reference.
/(31)/ Filed as an exhibit to the Company's 10-K for the quarter ended November
       25, 2000 and incorporated herein by reference.
/(32)/ Filed as an exhibit to the Company's Registration Statement on Form S-8
       (333-58274) and incorporated herein by reference.
/(33)/ Filed as an exhibit to the Company's 10-Q for the quarter ended February
       24, 2001 and incorporated herein by reference.
/(34)/ Filed as an exhibit to the Company's 10-Q for the quarter ended
       September 29, 2001 and incorporated herein by reference.
/(35)/ Filed as an exhibit to the Company's 8-K filed on March 6, 2002 and incorporated herein by reference.
/(36)/ Filed as an exhibit to the Company's 10-K for the fiscal year ended
       December 31, 2001 and incorporated herein by reference.
/(37)/ Filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2002.

                                          GENOME THERAPEUTICS CORP.

                                          /S/  STEPHEN COHEN
                                          --------------------------------------
                                             Stephen Cohen
                                             Senior Vice President and Chief
                                               Financial Officer

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Public Accountants.................................................. F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001.............................. F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001 F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001 F-6
Notes to Consolidated Financial Statements................................................ F-7

Note: The only amounts which changed in these restated financial statements are accumulated deficit and additional paid in capital. See Note 1(m) for a discussion of the changes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Genome Therapeutics Corp.:

   We have audited the accompanying consoldiated balance sheets of Genome Therapeutics Corp. and subsidiary (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's managementment. Our responsibility is to express an opinion on these consoldiated financial statements based on our audits.

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

                                          /S/  ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 28, 2002 (except with
respect to the matter discussed
in Note 1(m) as to which the
date is June 18, 2002)

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                           ------------------------------
                                                                                2000            2001
                                                                           --------------  --------------
                                  ASSETS                                    (as restated)   (as restated)
Current Assets:
 Cash and cash equivalents................................................ $   10,095,817  $   24,805,385
 Short-term investments (held-to-maturity)................................     51,743,917      29,961,540
 Interest receivable......................................................      1,466,808       1,074,726
 Accounts receivable......................................................        827,106         513,885
 Unbilled costs and fees..................................................        796,072         164,465
 Prepaid expenses and other current assets................................        900,547       1,583,320
                                                                           --------------  --------------
   Total current assets...................................................     65,830,267      58,103,321
Property and Equipment, at cost:
 Laboratory and scientific equipment......................................     18,823,063      20,918,535
 Leasehold improvements...................................................      8,302,308       8,798,842
 Equipment and furniture..................................................      1,134,320       1,267,854
                                                                           --------------  --------------
                                                                               28,259,691      30,985,231
 Less--Accumulated depreciation...........................................     15,225,148      19,091,703
                                                                           --------------  --------------
                                                                               13,034,543      11,893,528
Restricted Cash (Note 2)..................................................        200,000         200,000
Long-term Investments (held-to-maturity)..................................     10,970,153      11,839,045
Warrant (available-for-sale)..............................................             --         535,279
Other Assets..............................................................        216,041         168,425
                                                                           --------------  --------------
                                                                           $   90,251,004  $   82,739,598
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term obligations.............................. $    4,499,696  $    3,571,578
 Accounts payable.........................................................      1,296,511       2,092,593
 Accrued expenses.........................................................      3,712,757       4,832,713
 Deferred revenue.........................................................      4,720,234       3,449,959
                                                                           --------------  --------------
   Total current liabilities..............................................     14,229,198      13,946,843
Long-term Obligations, net of current maturities..........................      3,334,354       2,060,817
Commitments (Note 4)
Shareholders' Equity:
 Common stock, $0.10 par value --
  Authorized--50,000,000 shares...........................................
  Issued and outstanding--22,288,658 and 22,772,170 shares at December 31,
   2000 and 2001, respectively............................................      2,228,866       2,277,217
 Additional paid-in capital...............................................    152,723,288     156,214,735
 Accumulated deficit......................................................    (81,668,073)    (91,758,375)
 Deferred compensation and note receivable from officer (Note 6(e)).......       (596,629)       (506,088)
 Accumulated other comprehensive income...................................             --         504,449
                                                                           --------------  --------------
   Total shareholders' equity.............................................     72,687,452      66,731,938
                                                                           ==============  ==============
                                                                           $   90,251,004  $   82,739,598

   The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                            --------------------------------------
                                                1999         2000         2001
                                            -----------  -----------  ------------
Revenues:
 BioPharmaceutical......................... $18,162,056  $11,851,091  $ 18,438,286
 GenomeVision(TM) services.................   6,665,529   13,594,143    17,302,239
                                            -----------  -----------  ------------
   Total revenues..........................  24,827,585   25,445,234    35,740,525
Costs and Expenses:
 Cost of services..........................   4,559,588   11,714,955    16,152,707
 Research and development..................  20,376,271   15,190,531    24,057,760
 Selling, general and administrative.......   4,453,252    6,874,579     8,767,229
                                            -----------  -----------  ------------
   Total costs and expenses................  29,389,111   33,780,065    48,977,696
                                            -----------  -----------  ------------
     Loss from operations..................  (4,561,526)  (8,334,831)  (13,237,171)
Interest Income (Expense):
 Interest income...........................   1,488,250    3,330,625     3,839,260
 Interest expense..........................    (866,799)    (842,633)     (692,391)
   Net interest income.....................     621,451    2,487,992     3,146,869
                                            -----------  -----------  ------------
     Net loss.............................. $(3,940,075) $(5,846,839) $(10,090,302)
Net Loss per Common Share:
 Basic and diluted......................... $     (0.21) $     (0.27) $      (0.45)
Weighted Average Common Shares Outstanding:
 Basic and diluted.........................  18,627,045   21,376,685    22,572,427


  The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME




                                                                          Common Stock
                                                                      ---------------------          Additional
                                                                                       $0.10          Paid-In
                                                                        Shares       Par Value        Capital
                                                                      ----------     ----------     ------------
Balance, December 31, 1998 (as restated)............................. 18,348,646     $1,834,865     $ 97,733,824
                                                                      ----------     ----------     ------------
  Sale of common stock, net of issuance costs of $17,885.............    678,610         67,861        3,664,254
  Exercise of stock options..........................................    472,459         47,245        1,187,509
  Deferred compensation from grant of stock options..................         --             --        1,366,574
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................         --             --               --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................         --             --         (119,494)
  Compensation expense related to grant of stock options.............         --             --            3,464
                                                                      ----------     ----------     ------------
   Net loss..........................................................         --             --               --
Balance, December 31, 1999 (as restated)............................. 19,499,715...   1,949,971...   103,836,131...
                                                                      ----------     ----------     ------------
  Sale of common stock, net of issuance costs of $718,066............  1,500,000        150,000       44,572,729
  Exercise of stock options..........................................  1,280,612        128,062        3,184,327
  Issuance of stock under employee stock purchase plan...............      8,331            833          214,723
  Deferred compensation from grant of stock options..................         --             --        1,377,161
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................         --             --               --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................         --             --         (461,783)
                                                                      ----------     ----------     ------------
   Net loss..........................................................         --             --               --
Balance, December 31, 2000 (as restated)............................. 22,288,658...   2,228,866...   152,723,288...
                                                                      ----------     ----------     ------------
  Sale of common stock, net of issuance costs of $44,622.............    127,500         12,750        1,693,017
  Exercise of stock options..........................................    251,354         25,135          736,584
  Issuance of stock under employee stock.............................
    purchase plan....................................................     74,596          7,460          434,410
  Issuance of restricted common stock and loan to officer (Note 6e)..     24,000          2,400           (2,400)
  Deferred compensation from grant of stock options..................         --             --          647,942
  Issuance of stock under directors deferred stock plan..............      6,062            606             (606)
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................         --             --               --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................         --             --          (17,500)
  Unrealized gain on long-term investment (available for sale).......
  Unrealized loss on derivative instruments..........................
                                                                      ----------     ----------     ------------
   Net loss..........................................................         --             --               --
Balance, December 31, 2001 (as restated)............................. 22,772,170...  $2,277,217...  $156,214,735...
                                                                      ----------     ----------     ------------

                                                                                          Deferred
                                                                                          Compen-
                                                                                          sation &       Accumulated
                                                                                            Note            Other
                                                                                         Receivable        Compre
                                                                       Accumulated          From           hensive
                                                                         Deficit          Officer          Income
                                                                      ------------      -----------      -----------
Balance, December 31, 1998 (as restated)............................. $(71,881,159)     $  (130,293)            --
                                                                      ------------      -----------       --------
  Sale of common stock, net of issuance costs of $17,885.............           --               --             --
  Exercise of stock options..........................................           --               --             --
  Deferred compensation from grant of stock options..................           --      $(1,366,574)            --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................           --          259,462             --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --          119,494             --
  Compensation expense related to grant of stock options.............           --               --             --
                                                                      ------------      -----------       --------
   Net loss..........................................................   (3,940,075)              --             --
Balance, December 31, 1999 (as restated).............................  (75,821,234)...  (1,117,911)           --
                                                                      ------------      -----------       --------
  Sale of common stock, net of issuance costs of $718,066............           --               --             --
  Exercise of stock options..........................................           --               --             --
  Issuance of stock under employee stock purchase plan...............           --               --             --
  Deferred compensation from grant of stock options..................           --       (1,377,161)            --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................           --        1,436,660             --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --          461,783             --
                                                                      ------------      -----------       --------
   Net loss..........................................................   (5,846,839)          --.       --.
Balance, December 31, 2000 (as restated).............................  (81,668,073)...    (596,629)           --
                                                                      ------------      -----------       --------
  Sale of common stock, net of issuance costs of $44,622.............           --               --             --
  Exercise of stock options..........................................           --               --             --
  Issuance of stock under employee stock.............................
    purchase plan....................................................           --               --             --
  Issuance of restricted common stock and loan to officer (Note 6e)..           --         (163,000)            --
  Deferred compensation from grant of stock options..................           --         (647,942)            --
  Issuance of stock under directors deferred stock plan..............           --               --             --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................           --          883,983             --
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --           17,500             --
  Unrealized gain on long-term investment (available for sale).......                                      535,279
  Unrealized loss on derivative instruments..........................                                      (30,830)
                                                                      ------------      -----------       --------
   Net loss..........................................................  (10,090,302)          --        --
Balance, December 31, 2001 (as restated)............................. $(91,758,375)... $  (506,088)     $504,449)
                                                                      ------------      -----------       --------



                                                                         Total
                                                                         Share-            Compre-
                                                                        holders'           hensive
                                                                         Equity            Income
                                                                      ------------      ------------
Balance, December 31, 1998 (as restated)............................. $ 27,557,237
                                                                      ------------      ------------
  Sale of common stock, net of issuance costs of $17,885.............    3,732,115
  Exercise of stock options..........................................    1,234,754
  Deferred compensation from grant of stock options..................           --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................      259,462
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --
  Compensation expense related to grant of stock options.............        3,464
                                                                      ------------      ------------
   Net loss..........................................................   (3,940,075)       (3,940,075)
Balance, December 31, 1999 (as restated).............................   28,846,957       (3,940,075)
                                                                      ------------      ------------
  Sale of common stock, net of issuance costs of $718,066............   44,722,729
  Exercise of stock options..........................................    3,312,389
  Issuance of stock under employee stock purchase plan...............      215,556
  Deferred compensation from grant of stock options..................           --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................    1,436,660
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --
                                                                      ------------      ------------
   Net loss..........................................................   (5,846,839)   (5,846,839)
Balance, December 31, 2000 (as restated).............................   72,687,452       (5,846,839)
                                                                      ------------      ------------
  Sale of common stock, net of issuance costs of $44,622.............    1,705,767
  Exercise of stock options..........................................      761,719
  Issuance of stock under employee stock.............................
    purchase plan....................................................      441,870
  Issuance of restricted common stock and loan to officer (Note 6e)..     (163,000)
  Deferred compensation from grant of stock options..................           --
  Issuance of stock under directors deferred stock plan..............           --
  Amortization of deferred compensation and other stock-based
   compensation expense..............................................      883,983
  Reversal of deferred compensation related to cancellation of stock
   options...........................................................           --
  Unrealized gain on long-term investment (available for sale).......      535,279           535,279
  Unrealized loss on derivative instruments..........................      (30,830)          (30,830)
                                                                      ------------      ------------
   Net loss..........................................................  (10,090,302) $(10,090,302)
Balance, December 31, 2001 (as restated)............................. $ 66,731,938     $ (9,585,853)
                                                                      ------------      ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                            ----------------------------------------
                                                                1999            2000            2001
                                                            ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net loss.................................................. $ (3,940,075)   $ (5,846,839)   $(10,090,302)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities-
 Depreciation and amortization.............................    3,973,001       4,471,722       4,807,379
 Loss on disposal of equipment and leasehold improvements..      362,534         665,207          39,355
 Amortization of deferred compensation.....................      262,926       1,436,660         883,983
 Changes in assets and liabilities-
   Interest receivable.....................................     (274,095)       (612,005)        392,082
   Accounts receivable.....................................     (806,527)        (10,787)        313,221
   Unbilled costs and fees.................................     (317,216)      1,220,195         631,607
   Prepaid expenses and other current assets...............      (34,174)       (323,730)       (682,773)
   Accounts payable........................................      210,409         305,954         796,082
   Accrued expenses........................................      (46,230)      1,049,809       1,089,126
   Deferred revenue........................................   (1,006,212)        654,545      (1,270,275)
     Net cash (used in) provided by operating activities...   (1,615,659)      3,010,731      (3,090,515)
Cash Flows from Investing Activities:
 Purchases of investments..................................  (23,129,394)    (69,013,466)    (47,526,465)
 Proceeds from sale of investments.........................   22,880,646      23,860,411      68,439,950
 Purchases of property and equipment.......................   (2,514,394)       (460,835)       (944,278)
 Decrease in other assets..................................      296,372          46,167          47,616
     Net cash (used in) provided by investing activities...   (2,466,770)    (45,567,723)     20,016,823
Cash Flows from Financing Activities:
 Proceeds from sale of common stock........................    3,732,115      44,722,729       1,705,767
 Proceeds from exercise of stock options...................    1,234,754       3,312,389         761,719
 Proceeds from issuance of stock under the employee stock
   purchase plan...........................................           --         215,556         441,870
 Note receivable from officer..............................     (120,000)        120,000        (163,000)
 Payments on long-term obligations.........................   (5,052,021)     (4,734,876)     (4,963,096)
     Net cash (used in) provided by financing activities...     (205,152)     43,635,798      (2,216,740)
Net (Decrease) Increase in Cash and Cash Equivalents.......   (4,287,581)      1,078,806      14,709,568
Cash and Cash Equivalents, beginning of year...............   13,304,592       9,017,011      10,095,817
Cash and Cash Equivalents, end of year..................... $  9,017,011    $ 10,095,817    $ 24,805,385
Supplemental Disclosure of Cash Flow Information:
 Interest paid during the year............................. $    866,800    $    842,633    $    692,391
 Income taxes paid during the year......................... $     31,800    $      8,231    $     60,000
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
 Equipment acquired under capital leases................... $  1,126,597    $  3,691,840    $  2,761,441
 Unrealized gain on warrant................................           --              --    $    535,279
 Unrealized loss on derivative instruments.................           --              --         (30,830)

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

                                            Estimated Useful Life
                                            ---------------------
              Laboratory Equipment.........        5 Years
              Computer Equipment & Licenses        3 Years
              Office Equipment.............        5 Years
              Furniture & Fixtures.........        5 Years

  (d) Net Loss Per Share

   Basic and diluted earnings per share were determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented,

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, directors' deferred stock and unvested restricted stock that are not included in diluted net loss per share were 3,762,856, 3,320,113 and 3,773,990 shares at December 31, 1999, 2000 and
2001, respectively.

  (e) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. At December 31, 2001, the Company had entered into two interest- rate-swap agreements with a bank. The Company has no other off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several nonaffiliated institutions.

   The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts.

   The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company's total revenues:

                                                    Percentage of
                                         Number of  Total Revenues
                                        Significant -------------
                Year ended December 31,  Customers   A    B    C
                ----------------------- ----------- --   --   --
                         1999..........      1      71%   9%  --
                         2000..........      2      35%  36%  --
                         2001..........      3      31%  36%  18%

   The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company's total accounts receivable:

                                  Percentage of Total Accounts Receivable
                                  --------------------------------------
                  At December 31,  B     D     E     F     G     H    I
                  ---------------  --    --    --    --    --   --   --
                       1999...... --    11%   31%   --    --    35%  18%
                       2000...... 87%   --    --    --    --    --   --
                       2001...... --    --    --    37%   29%   --   --

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

  (h) Derivative Instruments and Hedging Activities

   The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in 2001. SFAS No. 133 establishes standards for accounting and reporting derivative instruments,

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY including certain derivative instruments embedded in other contracts, and for hedging activities. To manage the Company's exposure to movements in interest rates on its variable rate debt, the Company entered into two interest-rate-swap agreements. See Note 5 for further discussion.

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

                                      GenomeVision(TM)
                                          Services     BioPharmaceutical    Total
                                      ---------------- ----------------- -----------
1999
Revenues.............................   $ 6,665,529       $18,162,056    $24,827,585
Gross profit.........................     2,105,941         7,083,332      9,189,273
Company-funded research & development            --         9,297,547      9,297,547

2000
Revenues.............................   $13,594,143       $11,851,091    $25,445,234
Gross profit.........................     1,879,188         3,715,045      5,594,233
Company-funded research & development            --         7,054,485      7,054,485

2001
Revenues.............................   $17,302,239       $18,438,286    $35,740,525
Gross profit.........................     1,149,532        11,122,807     12,272,339
Company-funded research & development            --        16,742,281     16,742,281

   The Company does not allocate assets by its operating segments.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this Statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

  (m) Restatement

   During the second quarter of 2002, the Company and its auditors determined that an error had inadvertently been made in the accounting during 1996 and 1997 for two stock options granted to the Company's former Chief Executive Officer. Due to this error the accounting treatment did not properly reflect that these options contained a cashless exercise provision. As a result of required non-cash adjustments, the Company's net loss for the year ended December 31, 1996 was understated and the Company's net loss for the year ended December 31, 1997 was overstated. As reflected below, these corrections have no cash impact to the Company and have no impact on Total Shareholders' Equity.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   A summary of the cumulative impact of the restatement on the Company's financial statements as of December 31, 2001 and December 31, 2000 is as follows:

                                        As previously
                                          reported     As restated
                                        ------------- ------------
             December 31, 2001
             Accumulated deficit....... $(82,053,635) $(91,758,375)
             Additional paid in capital  146,509,995   156,214,735
             Total shareholders' equity   66,731,938    66,731,938

                                        As previously
                                          reported     As restated
                                        ------------- ------------
             December 31, 2000
             Accumulated deficit....... $(71,963,333) $(81,668,073)
             Additional paid in capital  143,018,548   152,723,288
             Total shareholders' equity   72,687,452    72,687,452

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

   The Company's investment also include a warrant to purchase 45,000 shares of common stock from Versicor, Inc. which was received in connection with its collaboration agreement with Veriscor, Inc. dated March 10, 1997. The warrant was immediately vested and is exercisable through March 10, 2002. The Company is accounting for the warrant in accordance with SFAS No. 115 as an "available for sale security" and as a result, the warrant is record at fair value. Upon exercise, the shares received will be restricted and as a result the Company will not be able to liquidate its position in the shares for at least one year. At December 31, 2001, the Company had recorded an unrealized gain of $535,000 in other comprehensive income in its consolidated statements of shareholders' equity related to the appreciation in value of the warrant.

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   At December 31, 2000 and 2001, the Company's cash and cash equivalents and investments consisted of the following:

                                                 2000        2001
                                              ----------- -----------
          Cash and Cash Equivalents:
           Cash.............................. $ 9,245,817 $21,801,201
           Debt securities...................     850,000   3,004,184
                                              ----------- -----------
             Total cash and cash equivalents. $10,095,817 $24,805,385
                                              =========== ===========
          Investments:
           Short-term investments............ $51,743,917 $29,961,540
           Long-term investments............. $10,970,153 $11,839,045
                                                       --     535,279
                                              ----------- -----------
          Warrant:
             Total investments............... $62,714,070 $42,335,864
                                              =========== ===========

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

   The net operating loss and tax credit carryforwards expire approximately as follows:

                           Net Operating Research Tax   Investment
                               Loss         Credit      Tax Credit
           Expiration Date Carryforwards Carryforwards Carryforwards
           --------------- ------------- ------------- -------------
              2002........  $ 2,254,000   $       --      $    --
              2003........      697,000           --           --
              2004........    2,702,000           --           --
              2005........    1,456,000       80,000           --
              2006-2021...   86,658,000    6,525,000       37,000
                            -----------   ----------      -------
                            $93,767,000   $6,605,000      $37,000
                            ===========   ==========      =======

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   The components of the Company's net deferred tax asset at the respective dates are as follows:

                                                  December 31,
                                           --------------------------
                                               2000          2001
                                           ------------  ------------
          Net operating loss carryforwards $ 36,538,000  $ 37,265,000
          Research and development credits    5,816,000     6,605,000
          Investment tax credits..........       37,000        37,000
          Other, net......................    4,018,000     4,233,000
                                           ------------  ------------
                                             46,409,000    48,140,000
          Valuation allowance.............  (46,409,000)  (48,140,000)
                                           ------------  ------------
                                           $         --  $         --
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

(4)  COMMITMENTS

  (a) Lease Commitments

   At December 31, 2001, the Company has operating leases for office and laboratory facilities, the last of which expires on November 15, 2006. Approximate minimum lease payments and facilities charges under the operating leases at December 31, 2001 are as follows:

                      Year ending December 31,
                      ------------------------
                                2002.......... $1,028,000
                                2003..........    946,000
                                2004..........  1,100,000
                                2005..........  1,107,000
                                2006..........  1,073,000
                                               ----------
                                               $5,254,000
                                               ==========

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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

   Finance payments under long-term obligations at December 31, 2001 are as follows:

          Year ending December 31,
          ------------------------
          2002............................................. $3,881,339
          2003.............................................  1,727,572
          2004.............................................    432,459
             Total minimum lease payments..................  6,041,370
          Less--Amount representing interest...............    408,975
             Present value of total minimum lease payments.  5,632,395
          Less--Current portion............................  3,571,578
                                                            ----------
                                                            $2,060,817
                                                            ==========

(6)  SHAREHOLDERS' EQUITY

  (a) Stock Options

   The Company has granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan. The Stock Option and Compensation Committee of

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company, options to purchase common stock.

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

   There were 2,734,903 common shares available for future grant at December 31, 2001. The following is a summary of all stock option activity:

                                       Number     Exercise     Weighted
                                      of Shares  Price Range Average Price
                                     ----------  ----------- -------------
      Outstanding, December 31, 1998  3,622,570  $0.20-14.50    $ 3.63
       Granted......................  1,121,479   0.00- 9.25      3.60
       Exercised....................   (472,459)  0.20- 8.31      2.61
       Cancelled....................   (632,232)  0.00-14.50      5.35
      Outstanding, December 31, 1999  3,639,358   0.00-14.50      3.45
       Granted......................  1,198,004   0.00-66.00     14.89
       Exercised.................... (1,280,612)  0.00-14.72      2.59
       Cancelled....................   (381,769)  0.00-66.00      4.44
      Outstanding, December 31, 2000  3,174,981   0.00-66.00      7.99
       Granted......................    865,640   1.80-16.08      7.87
       Exercised....................   (251,354)  0.00-14.72      3.03
       Cancelled....................   (143,403)  0.00-39.38     11.74
      Outstanding, December 31, 2001  3,645,864  $0.00-66.00    $ 8.15
      Exercisable, December 31, 2001  1,951,126  $0.10-66.00    $ 5.73
      Exercisable, December 31, 2000  1,607,085  $0.00-14.72    $ 4.10
      Exercisable, December 31, 1999  2,091,258  $1.56-14.50    $ 2.87

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   The range of exercise prices for options outstanding and options exercisable at December 31, 2001 are as follows:

                                    Options Outstanding        Options Exercisable
                                 -------------------------- --------------------------
                Weighted Average
                   Remaining
                Contractual Life
                   of Options
  Range of        Outstanding              Weighted Average           Weighted Average
Exercise Prices    (In Years)     Number    Exercise Price   Number    Exercise Price
--------------- ---------------- --------- ---------------- --------- ----------------
 $ 0.00-3.38...       2.98         994,202      $ 1.95        841,161      $ 1.81
   3.52-4.88...       7.34         464,290        4.35        430,184        4.34
   5.05-7.50...       8.82         400,754        6.73         71,027        7.03
   7.56-9.50...       6.02         495,956        8.65        321,133        8.88
   9.80-14.72..       8.96       1,186,349       13.77        261,052       14.49
  15.97-66.00..       8.56         104,313       23.20         26,569       24.15
    Total......       6.69       3,645,864      $ 8.15      1,951,126      $ 5.73

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

                                            1999        2000        2001
                                         ----------- ----------- -----------
   Risk-free interest rate.............. 5.10%-6.38% 5.36%-6.71% 4.31%-5.24%
   Expected dividend yield..............     --          --          --
   Expected life........................   5 years     5 years     5 years
   Expected volatility..................     72%         87%         87%
   Weighted average fair market value at
     grant date.........................    $3.28      $11.45       $6.25

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

   The pro forma effect of these option grants for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                     As Reported    Pro Forma
                                    ------------  ------------
                 1999
                 ----
                 Net loss.......... $ (3,940,075) $ (4,498,680)
                 Net loss per share $      (0.21) $      (0.24)

                 2000
                 ----
                 Net loss.......... $ (5,846,839) $ (7,175,564)
                 Net loss per share $      (0.27) $      (0.34)

                 2001
                 ----
                 Net loss.......... $(10,090,302) $(16,700,952)
                 Net loss per share $      (0.45) $      (0.74)

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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

(8)  ALLIANCES--BIOPHARMACEUTICAL

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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

   Under this agreement, the Company will employ its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough will receive exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough will also receive exclusive worldwide rights to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through March 31, 2002. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $33.2 million, excluding royalties. Of the total potential payments, approximately $10.2 million represents contract research

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. As of December 31, 2001, the Company had substantively completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $12.2 million has been received through December 31, 2001.

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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

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

                                         Quarter      Quarter      Quarter      Quarter
                                           One          Two         Three        Four          Year
                                       -----------  -----------  -----------  -----------  ------------
2000
----
Revenues:
  BioPharmaceutical................... $ 3,341,373  $ 2,872,424  $ 2,783,478  $ 2,853,816  $ 11,851,091
  GenomeVision(TM) Services...........   3,668,813    3,301,520    3,141,373    3,482,437    13,594,143
    Total revenues....................   7,010,186    6,173,944    5,924,851    6,336,253    25,445,234
Costs and Expenses:
  Cost of services....................   2,937,332    2,671,538    2,750,809    3,355,276    11,714,955
  Research and development............   3,638,769    3,522,553    3,754,546    4,274,663    15,190,531
  Selling, general and administrative.   1,835,662    1,198,426    1,711,451    2,129,040     6,874,579
    Total costs and expenses..........   8,411,763    7,392,517    8,216,806    9,758,979    33,780,065
    Loss from operations..............  (1,401,577)  (1,218,573)  (2,291,955)  (3,422,726)   (8,334,831)
Interest Income (Expense):
  Interest income.....................     463,209      456,593    1,180,363    1,230,460     3,330,625
  Interest expense....................    (198,607)    (217,749)    (210,751)    (215,526)     (842,633)
    Net interest income...............     264,602      238,844      969,612    1,014,934     2,487,992
    Net loss.......................... $(1,136,975) $  (979,729) $(1,322,343) $(2,407,792) $ (5,846,839)
Net Loss per Common Share:
  Basic and diluted................... $     (0.06) $     (0.05) $     (0.06) $     (0.11) $      (0.27)
Weighted Average Common Shares
 Outstanding:
  Basic and diluted...................  20,309,912   20,696,487   22,215,971   22,284,371    21,376,685

2001
----
Revenues:
  BioPharmaceutical................... $ 3,557,570  $ 7,459,478  $ 2,917,389  $ 4,503,849  $ 18,438,286
  Genome Vision(TM) Services..........   4,532,678    3,930,400    4,460,646    4,378,514    17,302,239
    Total revenues....................   8,090,248   11,389,879    7,378,035    8,882,363    35,740,525
Costs and Expenses:
  Cost of services....................   3,680,816    3,430,803    4,633,058    4,408,030    16,152,707
  Research and development............   3,822,329    4,438,822    5,247,912   10,548,697    24,057,760
  Selling, general and administrative.   1,634,922    2,190,432    2,559,004    2,382,871     8,767,229
    Total costs and expenses..........   9,138,067   10,060,057   12,439,974   17,339,598    48,977,696
    Loss from operations..............  (1,047,819)   1,329,822   (5,061,939)  (8,457,235)  (13,237,171)
Interest Income (Expense):
  Interest income.....................   1,143,795      986,723    1,055,631      653,111     3,839,260
  Interest expense....................    (169,342)    (212,123)    (174,269)    (136,657)     (692,391)
    Net interest income...............     974,453      774,600      881,362      516,454     3,146,869
    Net loss.......................... $   (73,366) $ 2,104,422  $(4,180,577) $(7,940,781) $(10,090,302)
Net Loss per Common Share:
  Basic and diluted................... $     (0.00) $      0.09  $     (0.18) $     (0.35) $      (0.45)
Weighted Average Common Shares
 Outstanding:
  Basic and diluted...................  22,409,501   22,451,753   22,685,660   22,742,794    22,572,427

                   GENOME THERAPEUTICS CORP. AND SUBSIDIARY

(12)  ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                December 31,
                                            ---------------------
                                               2000       2001
                                            ---------- ----------
               Payroll and related expenses $1,717,108 $1,990,394
               Facilities..................    466,678    463,279
               Professional fees...........    242,273    108,375
               License and other fees......    435,434    183,724
               Employee relocation.........    146,936    224,543
               Clinical development........         --  1,286,324
                                               704,328    576,074
                                            ---------- ----------
                                            $3,712,757 $4,832,713
                                            ========== ==========

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