Form 10-Q
period 2002-06-29
GENOME THERAPEUTICS CORP
filed 2002-08-13
CIK 356830

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 29, 2002

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

                                100 BEAVER STREET
                          WALTHAM, MASSACHUSETTS 02453
               (Address of principal executive offices) (Zip code)
                  Registrant's telephone number: (781) 398-2300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK                                     23,059,527
     $0.10 PAR VALUE                            Outstanding August 9, 2002

-------------------------------------------------------------------------------

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

              INDEX TO FINANCIAL INFORMATION AND OTHER INFORMATION



                                                                                                              Page
Part I
Financial Information (unaudited):

      Consolidated Condensed Balance Sheets as of December 31, 2001 and June 29, 2002                              3

      Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 23,
         2001 and June 29, 2002                                                                                    4

      Consolidated Statements of Cash Flows for the twenty-six week periods ended June 23, 2001 and June
         29, 2002                                                                                                  5

      Notes to Consolidated Condensed Financial Statements                                                      6-13

      Management's Discussion and Analysis of Financial Condition and Results of Operations                    14-19

Part II
Other Information:

      Other Information                                                                                           20

      Signature                                                                                                   21

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------
                                                         December 31,         June 29,
                                                             2001               2002
------------------------------------------------------------------------------------------
Assets:
Current Assets:
   Cash and cash equivalents                             $24,805,385         $27,622,726
   Short-term investments                                 29,961,540          38,954,890
   Interest receivable                                     1,074,726             861,397
   Accounts receivable                                       513,885             770,527
   Unbilled costs and fees                                   164,465           1,841,402
   Prepaid expenses and other current assets               1,583,320           1,107,281
                                                         -----------         -----------
        Total current assets                              58,103,321          71,158,223

Property and Equipment, at cost:
   Laboratory and scientific equipment                    20,918,535          20,667,298
   Leasehold improvements                                  8,798,842           8,911,386
   Equipment and furniture                                 1,267,854           1,283,160
                                                         -----------         -----------
                                                          30,985,231          30,861,844

   Less--Accumulated depreciation                         19,091,703          19,260,004
                                                         -----------         -----------
                                                          11,893,528          11,601,840

Restricted Cash                                              200,000                --
Long-term Investments                                     12,374,324             792,035
Other Assets                                                 168,425           1,032,533
                                                         -----------         -----------
                                                         $82,739,598         $84,584,631
                                                         -----------         -----------


Liabilities and Shareholders' Equity:
Current Liabilities:
   Current maturities of long-term obligations             3,571,578           3,181,844
   Accounts payable                                        2,092,593           2,347,863
   Accrued expenses                                        4,832,713           7,641,540
   Deferred revenue                                        3,449,959           1,069,979
                                                         -----------         -----------
        Total current liabilities                         13,946,843          14,241,226

Long-term Obligations, net of current maturities           2,060,817          16,510,927

Shareholders' Equity                                      66,731,938          53,832,478
                                                         -----------         -----------
                                                         $82,739,598         $84,584,631
                                                         -----------         -----------

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                      Thirteen-Week Period Ended                   Twenty-Six Week Period Ended
                                                   June 23, 2001         June 29, 2002         June 23, 2001         June 29, 2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
       BioPharmaceutical                            $  7,459,479          $  1,927,960          $ 11,017,049          $  4,361,685
       GenomeVisionTM Services                         3,930,400             4,056,708             8,463,078             7,787,500
                                                    ------------          ------------          ------------          ------------
          Total revenues                              11,389,879             5,984,668            19,480,127            12,149,185
                                                    ============          ============          ============          ============
Costs and Expenses:
       Cost of services                                3,430,803             3,696,543             7,111,619             7,089,320
       Research and development                        4,438,822             8,283,727             8,261,151            16,097,700
       Selling, general and administrative             2,190,432             2,188,430             3,825,354             4,245,815
                                                    ------------          ------------          ------------          ------------
           Total costs and expenses                   10,060,057            14,168,700            19,198,124            27,432,835
                                                    ------------          ------------          ------------          ------------
           Income (loss) from operations               1,329,822            (8,184,032)              282,003           (15,283,650)
                                                    ============          ============          ============          ============
Interest Income (Expense):
       Interest income                                   986,723               494,671             2,130,518             1,025,603
       Interest expense                                 (212,123)             (628,126)             (381,465)             (844,216)
                                                    ------------          ------------          ------------          ------------
            Net interest income (expense)                774,600              (133,455)            1,749,053               181,387
                                                    ------------          ------------          ------------          ------------
            Net income (loss)                       $  2,104,422          $ (8,317,487)         $  2,031,056          $(15,102,263)
                                                    ============          ============          ============          ============
Net Income (Loss) per Common Share:
          Basic                                     $       0.09          $      (0.36)         $       0.09          $      (0.66)
                                                    ============          ============          ============          ============
          Diluted                                   $       0.09          $      (0.36)         $       0.09          $      (0.66)
                                                    ============          ============          ============          ============
Weighted Average Common Shares Outstanding:
          Basic                                       22,451,753            22,812,226            22,430,627            22,805,225
                                                    ============          ============          ============          ============
          Diluted                                     23,567,368            22,812,226            23,495,390            22,805,225
                                                    ============          ============          ============          ============

See Notes to Consolidated Condensed Financial Statements.

----------------------------------------------------------------------------------------------------------------------
GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                    Twenty-Six Week Period Ended
                                                                                 June 23, 2001         June 29, 2002
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                $  2,031,056          $(15,102,263)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                                                 2,246,121             2,439,897
      Non-cash interest expense                                                          --                 204,242
      Loss (gain) on disposal of equipment and leasehold improvements                  22,693               (35,527)
      Amortization of deferred compensation                                           285,653               294,405
      Changes in assets and liabilities:
          Interest receivable                                                         178,560               213,329
          Accounts receivable                                                         568,565              (256,642)
          Unbilled costs and fees                                                     686,701            (1,676,937)
          Prepaid expenses and other current assets                                   109,074               476,039
          Accounts payable                                                             37,294               255,270
          Accrued expenses                                                           (119,295)            2,839,657
          Deferred revenue                                                         (1,581,782)           (2,379,980)
                                                                                 ------------          ------------
              Net cash provided by (used in) operating activities                   4,464,640           (12,728,510)
                                                                                 ------------          ------------
Cash Flows from Investing Activities:
  Purchases of investments                                                        (33,003,070)          (14,771,862)
  Proceeds from sale of investments                                                39,777,906            17,230,612
  Purchases of property and equipment                                              (1,893,521)           (2,168,126)
  Proceeds from sale of property and equipment                                          5,000                55,444
  Decrease in restricted cash                                                            --                 200,000
  Decrease (increase) in other assets                                                  30,366              (864,108)
                                                                                 ------------          ------------
        Net cash provided by (used in) investing activities                         4,916,681              (318,040)
                                                                                 ------------          ------------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                             667,624                12,547
  Proceeds from issuance of stock under the employee stock purchase plan              124,791               259,151
  Gross proceeds from convertible notes payable                                          --              15,000,000
  Proceeds from borrowings on equipment financing arrangements                      2,021,678             3,500,000
  Note receivable from officer                                                       (163,000)                 --
  Payments on long-term obligations                                                (2,071,933)           (2,907,807)
                                                                                 ------------          ------------
        Net cash provided by financing activities                                     579,160            15,863,891
                                                                                 ------------          ------------
Net Increase in Cash and Cash Equivalents                                           9,960,481             2,817,341
Cash and Cash Equivalents, beginning of period                                     10,095,817            24,805,385
                                                                                 ------------          ------------
Cash and Cash Equivalents, end of period                                         $ 20,056,298          $ 27,622,726
                                                                                 ------------          ------------
Supplemental Disclosure of Cash Flow Information:
  Interest paid during period                                                    $    668,564          $    569,386
                                                                                 ------------          ------------
  Income tax paid during period                                                  $     22,500          $     25,002
                                                                                 ------------          ------------
Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Equipment acquired under capital leases                                        $  2,021,678          $       --
                                                                                 ------------          ------------
  Unrealized loss on marketable securities                                       $       --            $    130,189
                                                                                 ------------          ------------
  Issuance of warrant in connection with convertible notes payable               $       --            $  1,736,059
                                                                                 ------------          ------------

See Notes to Consolidated Condensed Financial Statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Basis of Presentation

      These consolidated condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002 and amended on June 24, 2002.

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

   (b)  Revenue Recognition

      BioPharmaceutical revenues consist of license fees, contract research and milestone payments from alliances with pharmaceutical companies. GenomeVisionTM Services revenues are from government grants, fees received from custom gene sequencing and analysis services and subscription fees from the PathoGenome(TM) Database. Revenues from contract research, government grants, the PathoGenome Database subscription fees, and custom gene sequencing and analysis services are recognized over the respective contract periods as the services are provided. License fees and milestone payments are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Milestone payments will be recognized upon achievements of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations related to the milestone. License fees are recognized ratably over the term of the license. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

   (c)  Net Income (Loss) Per Share

      The Company follows the provisions of SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the period using the treasury stock method. Diluted loss per share is the same as basic loss per share for the thirteen-week and twenty-six week periods ended June 29, 2002, as the effect of the potential common stock is antidilutive. Antidilutive securities, which consist of stock options, warrants, unvested restricted stock and directors' deferred stock, that were not included in diluted net loss per common share numbered 4,704,325 shares at June 29, 2002.

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

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company's total revenues:

                                                  Number of
                                                  Significant
                                                  Customers      A     B     C
                                                  -----------   ---   ---   ---
Thirteen-week period ended:
      June 23, 2001                                        3    27%   16%   47%
      June 29, 2002                                        2    41%   23%   --
 Twenty-six week period ended:
      June 23, 2001                                        3    30%   24%   29%
      June 29, 2002                                        2    45%   27%   --

      The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company's total accounts receivable:

                                 Percentage of Total Accounts Receivable
                          ------------------------------------------------------
                           A      B      C       D      E      F       G      H
                          ---    ---    ---     ---    ---    ---     ---    ---
As of:
      December 31, 2001   --     --     --      37%    29%    --      --     --
      June 29, 2002       --     --     --       3%    --     26%     18%    25%

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

   (f)  Comprehensive Income (Loss)

      The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. During the twenty-six week period ended June 29, 2002, the Company recorded approximately $130,000 to comprehensive loss related to the decrease in the fair market value of common shares received from Versicor, Inc. in connection with the exercise of a warrant, which are classified in short-term investments in the accompanying balance sheet. See Note 3 for further discussion.

   (g)  Segment Reporting

      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company's chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally two operating segments: GenomeVision Services and BioPharmaceutical. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's two operating segments. All of the Company's revenues are generated in the United States and all assets are located in the United States.

                                                                  GenomeVision(TM)
                                                                     Services       BioPharmaceutical       Total
                                                                  ---------------   -----------------       -----
Twenty-six week period ended June 23, 2001--
     Revenues                                                      $ 8,463,078          $11,017,049     $19,480,127
     Gross profit                                                    1,351,459            7,437,957       8,789,416
     Company-funded research & development                                --              4,682,059       4,682,059

Twenty-six-week period ended June 29, 2002--
     Revenues                                                      $ 7,787,500          $ 4,361,685     $12,149,185
     Gross profit                                                      698,180            1,570,004       2,268,184
     Company-funded research & development                                --            $13,306,019      13,306,019

      The Company does not allocate assets by operating segment.

(3)  Cash Equivalents and Investments

      The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2001 and June 29, 2002, the Company's investments primarily include short-term and long-term investments which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's short-term and long-term investments include marketable securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Short-term and long-term investments are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. The average maturity of the Company's investments is approximately 5.6 months and 7.5 months at June 29, 2002 and December 31, 2001, respectively. At June 29, 2002, the Company had a gross unrealized gain of approximately $209,000, which is the difference between the amortized cost and the fair market value of the held-to-maturity investments.

      The Company's investments also include the purchase, pursuant to the exercise of a warrant, of 45,000 shares of common stock of Versicor, Inc. in connection with its collaboration agreement with Versicor, Inc. dated March 10, 1997. The Company is accounting for the shares in accordance with SFAS No. 115 as available for sale securities and as a result, the shares are recorded at fair value. The shares are subject to restrictions under the securities regulations and cannot be liquidated until March 2003. At June 29, 2002, the Company had recorded an unrealized gain of approximately $405,000 in accumulated other comprehensive income in its consolidated statements of shareholders' equity related to the value of the shares.

      At December 31, 2001 and June 29, 2002, the Company's cash and cash equivalents and investments consisted of the following:

                                               December 31,      June 29,
                                                  2001             2002
                                               ------------      --------
Cash and cash equivalents:
Cash                                          $  21,801,201   $  23,622,726
Debt securities                                   3,004,184       4,000,000
                                              --------------  --------------
      Total cash and cash equivalents         $  24,805,385   $  27,622,726
                                              ==============  ==============
Investments:
Short-term investments                        $  29,961,540   $  38,954,890
Long-term investments                            12,374,324         792,035
                                              --------------  --------------
      Total investments                       $  42,335,864   $  39,746,925
                                              ==============  ==============

      The Company also had $200,000 in restricted cash at December 31, 2001 in connection with certain capital lease obligations.

(4)  Long-Term Obligations

      On March 5, 2002, the Company sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of the Company's common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003, the Company maintains a net cash balance (i.e., cash and cash equivalents and investments less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the convertible notes payable plus all accrued but unpaid interest be repaid. Interest on the convertible notes payable accrues at 6% annually and the interest is payable, in cash or in stock, semi-annually on June 30 and December 31 of each year. On June 30, 2002, the first interest payment on the convertible notes payable was due and was paid by issuing 120,986 shares of the Company's common stock to the holders of the notes payable. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant is exercisable at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible notes payable occur and will terminate upon the earlier of four years from date of such conversion or December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at approximately $1,736,000. The amount was recorded as a discount to long-term obligations and will be amortized to interest expense over the term of the convertible notes payable. Additionally, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent. The warrant is exercisable over a three-year term commencing upon issuance. This warrant was valued, using the Black-Scholes option pricing model, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

      In February 2002, the Company entered into an additional line of credit for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. This line of credit is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate (2.06% at June 29, 2002) plus 1 1/2%. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. As of June 29, 2002, $3.2 million was outstanding under the credit line, and the Company was in compliance with all of the covenants.

      In February 2000, the Company entered into an equipment line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. In December 2000, the Company increased the line of credit by $2,712,000 to $6,712,000. The Company, at its discretion, can enter into either operating or capital leases. The borrowings under the operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of June 29, 2002, the Company had approximately $30,000 outstanding under operating leases and approximately $3,025,000 outstanding under capital leases. The interest rates under the capital leases range from 7.55% to 10.37%. The Company had no additional borrowing capacity under this line of credit at June 29, 2002. There are no financial covenants related to this agreement.

(5)  Alliances--Biopharmaceutical

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

      Under this agreement, Astra agreed to pay the Company, subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company has received a total of $13.5 million in license fees, expense allowances, milestone payments and research funding under the Astra agreement through June 29, 2002.

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

      The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $21.4 million has been received through June 29, 2002.

      Under the December 1995 agreement, the Company recognized revenue of approximately $434,000 and $1,000 during the thirteen-week periods ended June 23, 2001 and June 29, 2002, respectively, which consisted of alliance research revenue. For the twenty-six week periods ended June 23, 2001 and June 29, 2002, the Company recognized revenue of approximately $831,000 and $127,000, respectively, which consisted of alliance research revenue.

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

      Under this agreement (and subsequent extensions), Schering-Plough paid an initial license fee and an expense allowance to the Company and agreed to fund the research program through at least December 2002. In addition, upon completion of certain scientific developments, Schering-Plough has made or will potentially make milestone payments, as well as pay royalties based upon sales of therapeutics products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $81.0 million, excluding royalties. Of the total potential payments, approximately $36.5 million represents license fees and research payments, and $44.5 million represent milestone payments based on achievement of research and product development milestones. A total of $39.8 million has been received through June 29, 2002.

      Under the December 1996 agreement, the Company recognized revenue of approximately $944,000 and $1,359,000 for the thirteen-week periods ended June 23, 2001 and June 29, 2002, respectively, which consisted of alliance research revenue. For the twenty-six week period ended June 23, 2001, the Company recognized revenue of approximately $3,061,000, which consisted of alliance research revenue and a milestone payment. For the twenty-six week period ended June 29, 2002, the Company recognized revenue of approximately $3,090,000, which consisted of alliance research revenue.

      In September 1997, the Company entered into a third strategic alliance and license agreement (the September 1997 agreement) with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

      Under this agreement, the Company employed its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough has received exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough has also received exclusive worldwide rights to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through March 31, 2002. If all milestones are met, total payments to the Company will approximate $33.2 million, excluding royalties. Of the total potential payments, approximately $10.2 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $12.2 million has been received through June 29, 2002.

      Under the September 1997 agreement, the Company recognized approximately $410,000 and $0 in revenue during the thirteen-week periods ended June 23, 2001 and June 29, 2002, respectively, which consisted of alliance research revenue. For the twenty-six week periods ended June 23, 2001 and June 29, 2002, the Company recognized revenue of approximately $794,000 and $6,000, respectively, which consisted of alliance research revenue.

      Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

   (c)  bioMerieux

      In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 6(a)), paid an up-front license fee, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized as the research services are performed over the four-year term of the agreement. Approximately $3.4 million has been received through June 29, 2002.

      The Company recognized approximately $297,000 in revenue during both thirteen-week periods ended June 23, 2001 and June 29, 2002, which consisted of alliance research revenue and amortization of the up-front license fees. The Company recognized approximately $579,000 and $594,000 in revenue during the twenty-six week periods ended June 23, 2001 and June 29, 2002, respectively, which consisted of alliance research revenue and amortization of the up-front license fees.

   (d)  Wyeth

      In December 1999, the Company entered into a strategic alliance with Wyeth to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics, utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

      The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth's drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth paid the Company an up-front license fee, and funded a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. Approximately $8.6 million has been received through June 29, 2002.

      The Company recognized revenue of approximately $5,375,000 for the thirteen-week period ended June 23, 2001, which consisted of alliance research revenue, milestone payments and amortization of a license fee. The Company recognized revenue of approximately $261,000 for the thirteen-week period ended June 29, 2002, which consisted of alliance research revenue.

      The Company recognized revenue of approximately $5,735,000 for the twenty-six week period ended June 23, 2001, which consisted of alliance research revenue, milestone payments and amortization of a license fee. The Company recognized revenue of approximately $523,000 for the twenty-six week period ended June 29, 2002, which consisted of alliance research revenue.

(6)  GenomeVision(TM)Services

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

(7)  Product Development

      In October 2001, the Company acquired an exclusive license in the United States and Canada for a novel antibiotic, Ramoplanin, from Biosearch Italia S.p.A (Biosearch Italia). The Company has assumed responsibility for the product development in the United States of Ramoplanin, currently in Phase III clinical trials. The agreement provides the Company with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. Biosearch Italia will provide the bulk material for manufacture of the product and will retain all other rights to market and sell Ramoplanin.

      Under the terms of this agreement, the Company paid Biosearch Italia an initial license fee of $2 million and is obligated to make payments of up to $8 million in a combination of cash and notes convertible into Company stock upon the achievement of specified milestones. In addition, the Company is obligated to purchase bulk material from Biosearch Italia and fund the completion of clinical trials and pay a royalty on product sales. The combined total of bulk product purchases and royalties is expected to be 26% of the Company's net product sales.

      The Company expended approximately $3.2 million and $6.3 million during the thirteen and twenty-six week periods ended June 29, 2002, respectively, on clinical development expenses related to Ramoplanin.

(8) Subsequent Event

      In July 2002, the Company and ArQule agreed to restructure their joint venture to identify novel anti-infective drug compounds. Under the restructuring, the Company will take full operational and financial responsibility for advancing the novel small molecule compounds identified through this collaboration, thus ending ArQule's involvement in this joint venture.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a biopharmaceutical company focused on the discovery and development of pharmaceutical and diagnostic products. We have eight established product development programs. Our lead product candidate, Ramoplanin, is in Phase III clinical trials for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE). We have six alliances with pharmaceutical companies including Schering-Plough, AstraZeneca, Wyeth and bioMerieux and a joint venture with ArQule. In addition to these eight projects, we have a portfolio of earlier stage internal drug discovery programs. We also maintain an active service business, GenomeVisionTM Services, providing drug discovery services to pharmaceutical and biotechnology companies and to the National Human Genome Research Institute.

      We receive payments under our bioPharmaceutical business from our product discovery alliances based on license fees, contract research and milestone payments during the term of the alliance. We also receive payments under our GenomeVision Services business from selling, as a contract service business, high quality genomic sequencing information to our customers, including pharmaceutical companies, biotechnology companies, governmental agencies, and academic institutions. In addition, under our GenomeVision Services business, subscribers to our PathoGenomeTM Database pay access fees for the information they obtain. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our product discovery partner to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all.

      Our primary sources of revenue are from alliance agreements with pharmaceutical company partners, subscription agreements to our PathoGenome Database and government research grants and contracts. Currently, we have six product discovery alliances, of which we currently receive contract research funding from three of these alliances. In August 1995, we entered into an alliance with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. In August 1999, the contract research under the alliance concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research alliance. In December 1995, we entered into an alliance with Schering-Plough. Under this alliance, Schering-Plough can use our Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In December 1996, we entered into our second research alliance with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux purchased a subscription to our PathoGenome Database and made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth to develop drugs based on our genetic research to treat osteoporosis.

      In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of June 29, 2002, we had seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales. We do expect to see a revenue decline in subscription fees over the next two years as subscribers substantially complete data mining of PathoGenome.

      Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation, and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, we were named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are entitled to receive funding from the National Human Genome Research Institute (NHGRI) of up to $17.4 million through February 2003, of which all funds have been appropriated and $13.5 million had been received through June 29, 2002. In October 1999, the NHGRI named us as a pilot center to the Mouse Genome Sequencing Network. We are entitled to receive $13.4 million in funding over forty-one months with respect to this agreement, of which all funds have been appropriated and $12.8 million had been received through June 29, 2002. In August 2000, we were named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award, to participate in this rat genome initiative.

      In October 2001, we acquired an exclusive license in the United States and Canada for a novel antibiotic, Ramoplanin, from Biosearch Italia S.p.A (Biosearch). We have assumed responsibility for the product development in the United States of Ramoplanin, currently in Phase III clinical trials. The agreement provides us with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. Biosearch will retain all other rights to market and sell Ramoplanin. In addition, we are obligated to purchase bulk material from Biosearch, fund the completion of clinical trials, and pay a royalty on product sales. The combined total of bulk product purchases and royalties is expected to be approximately 26% of our net product sales.

      We have incurred significant operating losses since our inception. As of June 29, 2002, we had an accumulated deficit of approximately $97.2 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

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

Critical Accounting Policies

      We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the quarter that would warrant further disclosure under these releases.

Results of Operations

Thirteen-Week Periods Ended June 23, 2001 and June 29, 2002

   Revenues

      Total revenues decreased 47% from $11,390,000 for the thirteen-week period ended June 23, 2001 to $5,985,000 for the thirteen-week period ended June 29, 2002. BioPharmaceutical revenues decreased 74% from $7,459,000 for the thirteen-week period ended June 23, 2001 to $1,928,000 for the thirteen-week period ended June 29, 2002 primarily due to $5 million in milestone payments earned in the second quarter of last year under our product discovery alliance with Wyeth and the absence of such milestone payments in the second quarter of the current year.

      Revenues from GenomeVision Services increased slightly from $3,930,000 for the thirteen-week period ended June 23, 2001 to $4,057,000 for the thirteen-week period ended June 29, 2002.

   Costs and Expenses

      Total costs and expenses increased 41% from $10,060,000 for the thirteen-week period ended June 23, 2001 to $14,169,000 for the thirteen-week period ended June 29, 2002 primarily due to the increase in research and development expenses described below.

      Cost of services increased 8% from $3,431,000 for the thirteen-week period ended June 23, 2001 to $3,697,000 for the thirteen-week period ended June 29, 2002 due partially to an increase in the amount of services provided in the Company's GenomeVision Services business.

      Research and development expenses include internal research and development, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses increased 87% from $4,439,000 for the thirteen-week period ended June 23, 2001 to $8,284,000 for the thirteen-week period ended June 29, 2002. This planned increase was primarily due to expenses incurred in the clinical development of Ramoplanin of approximately $3,229,000, as well as increased investment in our internal drug discovery programs, specifically in the area of anti-infectives and chronic human diseases, of $1,327,000. These increases in research and development expenses were partially offset by a decline in research funded under our product discovery alliances of approximately $711,000.

      Selling, general and administrative expenses decreased slightly from $2,190,000 for the thirteen-week period ended June 23, 2001 to $2,188,000 for the thirteen-week period ended June 29, 2002.

   Interest Income and Expense

      Interest income decreased 50% from $987,000 for the thirteen-week period ended June 23, 2001 to $495,000 for the thirteen-week period ended June 29, 2002 reflecting fluctuations in interest rates, as well as lower levels of funds available for investment.

      Interest expense increased 196% from $212,000 for the thirteen-week period ended June 23, 2001 to $628,000 for the thirteen-week period ended June 29, 2002. The increase was due to an increase in our outstanding balances under long-term obligations from approximately $7.8 million at June 23, 2001 to $21.2 million at June 29, 2002. The increase in our long-term obligations resulted primarily from the sale of convertible notes payable in March 2002 in a private placement transaction, which resulted in gross proceeds of $15 million. Interest expense also includes approximately $204,000 related to the amortization of warrants issued in connection with the convertible notes payable.

Twenty-Six Week Periods Ended June 23, 2001 and June 29, 2002

   Revenues

      Total revenues decreased 38% from $19,480,000 for the twenty-six week period ended June 23, 2001 to $12,149,000 for the twenty-six week period ended June 29, 2002. BioPharmaceutical revenues decreased 60% from $11,017,000 for the twenty-six week period ended June 23, 2001 to $4,362,000 for the twenty-six week period ended June 29, 2002 primarily due to milestone payments earned in the twenty-six week period of last year under our product discovery alliances with Schering-Plough and Wyeth and the absence of such milestone payments in the corresponding period of the current year.

      Revenues from GenomeVision Services decreased 8% from $8,463,000 for the twenty-six week period ended June 23, 2001 to $7,788,000 for the twenty-six week period ended June 29, 2002 primarily due to a decrease in subscription fees earned on our PathoGenome database business as a result of third parties not renewing our database subscription.

   Costs and Expenses

      Total costs and expenses increased 43% from $19,198,000 for the twenty-six week period ended June 23, 2001 to $27,433,000 for the twenty-six week period ended June 29, 2002 primarily due to an increase in research and development expenses described below.

      Cost of services remained relatively constant from $7,112,000 for the twenty-six week period ended June 23, 2001 to $7,089,000 for the twenty-six week period ended June 29, 2002.

      Research and development expenses include internal research and development, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses increased 95% from $8,261,000 for the twenty-six week period ended June 23, 2001 to $16,098,000 for the twenty-six week period ended June 29, 2002. This planned increase was primarily due to expenses incurred in the clinical development of Ramoplanin of approximately $6,338,000, as well as increased investment in our internal drug discovery programs, specifically in the area of anti-infectives and chronic human diseases, of $2,286,000. These increases in research and development expenses were partially offset by a decline in research funded under our product discovery alliances of approximately $787,000.

      Selling, general and administrative expenses increased 11% from $3,825,000 for the twenty-six week period ended June 23, 2001 to $4,246,000 for the twenty-six week period ended June 29, 2002 reflecting an expansion in the areas of corporate development and sales and marketing. The increase consisted of an increase in payroll and related expenses.

   Interest Income and Expense

      Interest income decreased 52% from $2,131,000 for the twenty-six week period ended June 23, 2001 to $1,026,000 for the twenty-six week period ended June 29, 2002 reflecting fluctuations in interest rates, as well as lower levels of funds available for investment.

      Interest expense increased 121% from $381,000 for the twenty-six week period ended June 23, 2001 to $844,000 for the twenty-six week period ended June 29, 2002. The increase was due to an increase in our outstanding balances under long-term obligations from approximately $7.8 million at June 23, 2001 to $21.2 million at June 29, 2002. The increase in our long-term obligations resulted primarily from the sale of convertible notes payable in March 2002 in a private placement transaction, which resulted in gross proceeds of $15 million. Interest expense also includes approximately $204,000 related to the amortization of warrants issued in connection with the convertible notes payable.

   Liquidity and Capital Resources

      Our primary sources of cash have been payments received from product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases and proceeds from sale of debt and equity securities.

      As of June 29, 2002, we had cash, cash equivalents, restricted cash and short-term and long-term investments of approximately $67,370,000. On March 5, 2002, we sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of our common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003 we maintain a net cash balance (i.e., cash and cash equivalents and investments less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the notes payable plus all accrued but unpaid interest be repaid. Interest on the notes payable accrues at 6% annually and the interest is payable, in cash or in stock, semi-annually on June 30 or December 31 of each year. On June 30, 2002, the first interest payment on the convertible notes payable was due and was paid by issuing 120,986 shares of the Company's common stock to the holders of the notes payable. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant is exercisable at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible notes payable occur and will terminate upon the earlier of four years from date of such conversion and December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at $1,736,000. The amount was recorded as a discount to long-term debt and will be amortized to interest expense over the term of the convertible notes payable. Additionally, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent in this transaction.

The warrant is exercisable over a three year term commencing upon issuance. This warrant was valued, using Black-Scholes option pricing model at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

      As of June 29, 2002, we had various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. We had an aggregate of approximately $6,225,000 outstanding under these borrowing arrangements at June 29, 2002. This amount is repayable over the next 31 months, of which $3,182,000 is repayable over the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of unrestricted cash. We had no additional borrowing capacity under these capital lease agreements at June 29, 2002.

      Our operating activities used cash of approximately $12,729,000 for the twenty-six week period ended June 29, 2002 primarily due to an increase in our net loss, accounts receivable, and unbilled costs and fees, as well as a decrease in deferred revenue. The increase in unbilled costs and fees reflect higher unbilled costs and fees under our government sequencing business and our product discovery alliances with Schering-Plough. These uses of cash were partially offset by a decrease in interest receivable, prepaid expenses and other current assets, as well as an increase in accounts payable and accrued liabilities. The increase in accrued liabilities reflects primarily accrued expenses associated with the clinical development of Ramoplanin. Our operating activities provided cash of approximately $4,465,000 for the twenty-six week period ended June 23, 2001.

      Our investing activities used cash of approximately $318,000 for the twenty-six week period ended June 29, 2002 through the purchases of marketable securities and equipment and additions to leasehold improvements and an increase in other assets. The increase in other assets in 2002 reflects the inclusion of deferred issuance costs associated with the convertible notes payable, which will be amortized to interest expense over the term of the convertible notes payable. These uses of cash were partially offset by the conversion of marketable securities to cash and cash equivalents. Our investing activities provided cash of approximately $4,917,000 for the twenty-six week period ended June 23, 2001 through the conversion of marketable securities to cash and cash equivalents, partially offset by purchases of marketable securities and equipment and additions to leasehold improvements. deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

      Capital expenditures totaled approximately $2.2 million for the twenty-six week period ended June 29, 2002, consisting of leasehold improvements and purchases of laboratory, computer, and office equipment. We utilized an existing line of credit to finance all of these capital expenditures. We currently estimate that we will acquire an additional $2,800,000 in capital equipment in 2002 consisting primarily of computers, laboratory equipment, and additions to leasehold improvements.

      Our financing activities provided cash of approximately $15,864,000 for the twenty-six week period ended June 29, 2002 primarily from proceeds received from the sale of convertible notes payable totaling $15 million in gross proceeds, as well as proceeds received from entering into an additional credit line for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. These financing activities were partially offset by payments of long-term obligations of $2,908,000. Our financing activities provided cash of approximately $579,000 for the twenty-six week period ended June 23, 2001 primarily from proceeds received from an equipment financing arrangement and the exercise of stock options, partially offset by payments of long-term obligations and notes receivable from an officer.

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

Special Note Concerning Forward-Looking Statements

     This Form 10-Q and documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "intend," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. We do not plan to update these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward looking statements due to a number of risks affecting our business. These risk factors include risks related to our lead product candidate, Ramoplanin, such as (i) our inability to obtain regulatory approval to commercialize Ramoplanin due to negative, inconclusive or insufficient clinical data and (ii) delays in the progress of our clinical trial for Ramoplanin, and increased cost, due to the pace of enrollment of patients in the trial or fluctuations in the infection rate of enrolled patients. We are also subject to risks related to our inability or the inability of our alliance partners to (i) successfully develop products based on our genomics information,
(ii) obtain the necessary regulatory approval for such products, (iii) effectively commercialize any products developed before our competitors are able to commercialize competing products or (iv) obtain and enforce intellectual property rights. In addition, we are subject to the risk factors set forth in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and those set forth in other filings that we may make with the Securities and Exchange Commission from time to time.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first six months of 2002 to such risks or our management of such risks.

                                     PART II

Item 1.    Legal Proceedings

      None

Item 2.    Changes in Securities

      None

Item 3.    Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 25, 2002. At the meeting, shareholders took the following actions:

1) Election of Directors.

------------------------- --------------------------- ------------------------
Name of Nominee                Shares Voted For           Withhold Authority
------------------------- --------------------------- ------------------------
Marc B. Garnick                   18,064,181                    357,290
------------------------- --------------------------- ------------------------
Robert J. Hennessey               18,381,154                     40,317
------------------------- --------------------------- ------------------------
Philip J. Leder                   18,378,011                     43,460
------------------------- --------------------------- ------------------------
Lawrence Levy                     18,047,263                    374,208
------------------------- --------------------------- ------------------------
Steven M. Rauscher                18,382,366                     39,105
------------------------- --------------------------- ------------------------
Norbert Riedel                    18,387,681                     33,790
------------------------- --------------------------- ------------------------
David K. Stone                    18,061,261                    360,210
------------------------- --------------------------- ------------------------


2) To approve an amendment to the 2000 Employee Stock Purchase Plan increasing from 250,000 to 500,000 the number of shares of common stock, par value $ 0.10 per share, reserved for issuance under the plan.

         For                        Against                   Abstain
         ---                        -------                   -------
     17,909,102                     497,220                   15,149

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

      99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

      (b)  Reports on Form 8-K

      Report on Form 8-K filed June 24, 2002 to report the Company's change in certifying accountant. Report on Form 8-K/A filed July 2, 2002 to report the Company's change in certifying accountant, as amended.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

                                           GENOME THERAPEUTICS CORP.

                                           /s/ Stephen Cohen
                                           Stephen Cohen, SVP & CFO
                                           (Principal Financial Officer)

                                           August 13, 2002