Form 10-K/A
period 2001-12-31
GENOME THERAPEUTICS CORP
filed 2002-11-12
CIK 356830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   Form 10-K/A
                                (Amendment No. 2)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31,2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 8, 2002 was approximately $37,795,944.

     The number of shares outstanding of the registrant's common stock as of November 8, 2002 was 23,066,072.

                       Documents Incorporated By Reference

     Portions of the registrant's proxy statement for use at its Annual Meeting to be held on June 19, 2002 are incorporated by reference into Part III.

================================================================================

Introductory Note

This Annual Report on Form 10-K/A replaces Exhibit 10.61 of Form 10-K filed on April 1, 2002.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See "Index to Consolidated Financial Statements and Financial Statement Schedules" appearing on page F-1.

     (3) Exhibits


Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
  3       Restated Articles of Organization and By-laws/(1)/
  3.1     Amendment dated January 5, 1982 to Restated Articles of
          Organization/(2)/
  3.2     Amendment dated January 24, 1983 to Restated Articles of
          Organization/(3)/
  3.3     Amendment dated January 17, 1984 to Restated Articles of
          Organization/(4)/
  3.4     Amendment dated October 20, 1987 to the By-laws/(8)/
  3.5     Amendment dated December 9, 1987 to Restated Articles of
          Organization/(9)/
  3.6     Amendment dated October 16, 1989 to the By-law/(11)/
  3.7 Amendment dated January 24, 1994 to Articles Restated Articles of Organization/(14)/
  3.8     Amendment dated August 31, 1994 to Restated Articles of
          Organization/(14)/
  3.9     Amendment dated March 15, 2001 to Restated Articles of
          Organization/(33)/
  3.10    By-Laws of Genome Therapeutics Corp (as amended through July 24,
          2001)/(34)/
  4.2 Form of Note dated March 5, 2002 received by Smithfield Fiduciary LLC and the Tail Wind Fund, Ltd./(35)/
  4.3 Form of Warrant received by Smithfield Fiduciary LLC and The Tail Wind Fund, Ltd./(35)/
  10.4    Incentive Stock Option Plan and Form of Stock Option Certificate/(1)/
  10.6 Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan/(6)/
  10.7 Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985/(7)/
  10.14   1991 Stock Option Plan and Form of Stock Option Certificate/(12)/
  10.15 Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts/(13)/
  10.16 Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts/(13)/
  10.19   Employment Agreement with Robert J. Hennessey/(13)/
  10.22 Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA/(14)/
  10.24   1993 Stock Option Plan and Form of Stock Option Certificate/(14)/
  10.28   Agreement between the Company and AstraZeneca PLC (f/k/a Astra Hassle
          AB) dated August 31, 1995/(16)/*
  10.29 Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 6, 1995/(18)/*
  10.30 Form of director Stock Option Agreement and schedule of director options granted/(17)/

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

10.37 Lease amendment dated November 15, 1996 to certain property in Waltham, MA/(19)/
10.38 Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 20, 1996/(20)/*
10.39 Credit agreement between the Company and Fleet National Bank dated February 28, 1997/(21)/
10.40 Credit agreement between the Company and U S Trust (f/k/a Sumitomo Bank, Limited) dated July 31, 1997/(22)/
10.41 Collaboration and License Agreement between the Company and Schering Corporation, dated September 22, 1997/(23)/*
10.42 Collaboration and License Agreement between the Company and Schering-Plough Ltd. dated September 22, 1997/(23)/*
10.43 Credit modification agreement between the Company and Fleet National Bank, dated March 9, 1998/(24)/
10.44     1997 Directors' Deferred Stock Plan/(25)/
10.45     1997 Stock Option Plan/(25)/
10.46     Amended Employment Agreement with Robert J. Hennessey/(26)/
10.47 Collaboration and License Agreement between the Company and American Home Products, Inc., acting through its Wyeth-Ayerst Division, dated December 20, 1999/(27)/
10.49 Collaboration and License Agreement between Genome Therapeutics Corporation and bioMerieux Incorporated dated as of September 30, 1999/(29)/
10.50 Registration Rights Agreement between the Company and bioMerieux Alliance sa dated September 30, 1999/(30)/
10.51 Compound Discovery Collaboration Agreement, dated October 17, 2000 between the Company and ArQule, Inc./(31)/*
10.52     2001 Incentive Plan/(32)/
10.53     Stock Option Agreements with Steven M. Rauscher/(32)/
10.55     Employment Letter with Steven M. Rauscher/(34)/
10.56     Employment Letter with Stephen Cohen/(34)/
10.57     Employment Letter with Richard Labaudinere PhD/(34)/
10.58 Purchase Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company/(35)/
10.59 Registration Rights Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company/(35)/
10.60     Employment Letter with Robert J. Hennessey/(36)/
10.61 License and Supply Agreement between the Company and Biosearch Italia, S.P.A., dated October 8, 2001/(38)/*
23.       Consent of Arthur Andersen LLP Independent Public Accounts/(37)/
99.1      Risk Factors/(36)/
99.2      Letter to Commission Pursuant to Temporary Note 3T/(37)/

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

/(8)/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended August 31, 1987 and incorporated herein by reference.
/(9)/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1987 and incorporated herein by reference.
/(11)/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.
/(12)/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
/(13)/ Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.
/(14)/ Filed as exhibits of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
/(16)/ Filed as an exhibit to the Company's Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.
/(17)/ Filed as an exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.
/(18)/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.
/(19)/ Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.
/(20)/ Filed as an exhibit to the Company's 10-Q/A for the quarter ended March 1, 1997 and incorporated herein by reference.
/(21)/ Filed as an exhibit to the Company's 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.
/(22)/ Filed as an exhibit to the Company's 10-K for fiscal year ended August 31, 1997 and incorporated herein by reference.
/(23)/ Filed as exhibits to the Company's 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
/(24)/ Filed as an exhibit to the Company's 10-Q for the quarter ended May 30, 1998 and incorporated herein by reference.
/(25)/ Filed as exhibits to the Company's Registration Statement on Forms S-8 (333-49069) and incorporated herein by reference.
/(26)/ Filed as an exhibit to the Company's 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.
/(27)/ Filed as an exhibit to the Company's 8-K filed on March 8, 2000 and incorporated herein by reference.
/(29)/ Filed as an exhibit to the Company's 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
/(30)/ Filed as an exhibit to the Company's Registration Statement on Forms S-3 (333-32614) and incorporated herein by reference.
/(31)/ Filed as an exhibit to the Company's 10-K for the quarter ended November 25, 2000 and incorporated herein by reference.
/(32)/ Filed as an exhibit to the Company's Registration Statement on Form S-8 (333-58274) and incorporated herein by reference./(31)/
/(33)/ Filed as an exhibit to the Company's 10-Q for the quarter ended February 24, 2001 and incorporated herein by reference.
/(34)/ Filed as an exhibit to the Company's 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
/(35)/ Filed as an exhibit to the Company's 8-K filed on March 6, 2002 and incorporated herein by reference.
/(36)/ Filed as an exhibit to the Company's 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
/(37)/ Filed as an exhibit to the Company's Annual Report on Form 10-K/A1 for the fiscal year ended December 31, 2001 and incorporated herein by reference.
/(38)/    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Genome Therapeutics Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

                                                GENOME THERAPEUTICS CORP.

                                                /S/  STEPHEN COHEN
                                                -------------------------------
                                                Stephen Cohen
                                                Senior Vice President and Chief
                                                Financial Officer