Form 10-Q
period 2002-09-28
GENOME THERAPEUTICS CORP
filed 2002-11-12
CIK 356830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 28, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK                                    23,066,072 Shares
     $0.10 PAR VALUE                            Outstanding November 8, 2002

================================================================================

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

               INDEX TO FINANCIAL INFORMATION AND OTHER INFORMATION



                                                                                                          Page
                                                                                                          ----
Part I
Financial Information (unaudited):

      Consolidated Condensed Balance Sheets as of December 31, 2001 and September 28, 2002                   3

      Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended
         September 29, 2001 and September 28, 2002                                                           4

      Consolidated Statements of Cash Flows for the thirty-nine week periods ended September 29, 2001
         and September 28, 2002                                                                              5

      Notes to Consolidated Condensed Financial Statements                                                6-13

      Management's Discussion and Analysis of Financial Condition and Results of Operations              14-19

      Quantitative and Qualitative Disclosures about Market Risk                                            20

      Controls and Procedures                                                                               20

Part II
Other Information:

      Other Information                                                                                     21

      Signature                                                                                             22

      Certifications                                                                                     23-24

      Exhibit Index                                                                                         25



GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

------------------------------------------------------------------------------------------------------------
                                                                         December 31,         September 28,
                                                                                 2001                  2002
------------------------------------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash and cash equivalents                                              $24,805,385           $19,035,616
   Short-term investments                                                  29,961,540            34,717,428
   Interest receivable                                                      1,074,726               649,549
   Accounts receivable                                                        513,885               673,611
   Unbilled costs and fees                                                    164,465               594,252
   Prepaid expenses and other current assets                                1,583,320               750,623
                                                                       ---------------    ------------------
        Total Current Assets                                               58,103,321            56,421,079

Property and Equipment, at cost:
   Laboratory and scientific equipment                                     20,923,535            20,980,400
   Leasehold improvements                                                   8,793,842             8,922,391
   Equipment and furniture                                                  1,267,854             1,280,218
                                                                       ---------------    ------------------
                                                                           30,985,231            31,183,009

   Less--Accumulated depreciation                                          19,091,703            20,238,037
                                                                       ---------------    ------------------
                                                                           11,893,528            10,944,972

Restricted Cash                                                               200,000                     -
Long-term Investments                                                      12,374,324             4,628,375
Other Assets                                                                  168,425               941,522
                                                                       ---------------    ------------------
                                                                          $82,739,598           $72,935,948
                                                                       ===============    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
   Current maturities of long-term obligations                              3,571,578             2,958,950
   Accounts payable                                                         2,092,593             1,376,726
   Accrued expenses                                                         4,832,713             7,700,284
   Deferred revenue                                                         3,449,959               777,707
                                                                       ---------------    ------------------
        Total Current Liabilities                                          13,946,843            12,813,667

Long-term obligations, net of current maturities                            2,060,817            16,049,437

Shareholders' Equity                                                       66,731,938            44,072,844
                                                                       ---------------    ------------------
                                                                          $82,739,598           $72,935,948
                                                                       ===============    ==================


See Notes to Consolidated Condensed Financial Statements.


GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                     Thirteen-Week Period Ended                Thirty-nine Week Period Ended
                                                September 29, 2001   September 28, 2002   September 29, 2001   September 28, 2002
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Biopharmaceutical                             $  2,917,389        $   1,844,312         $ 13,934,438        $   6,205,997
      GenomeVision(TM) Services                        4,460,646            3,155,353           12,923,724           10,942,853
                                                   --------------      ---------------       --------------      ---------------
              Total revenues                           7,378,035            4,999,665           26,858,162           17,148,850
                                                   ==============      ===============       ==============      ===============

Costs and Expenses:
      Cost of services                                 4,633,058            3,074,407           11,744,677           10,163,727
      Research and development                         5,247,912            9,211,517           13,509,062           25,309,217
      Selling, general and administrative              2,559,004            2,629,129            6,384,359            6,874,944
                                                   --------------      ---------------       --------------      ---------------
              Total costs and expenses                12,439,974           14,915,053           31,638,098           42,347,888
                                                   --------------      ---------------       --------------      ---------------
              Loss from operations                    (5,061,939)          (9,915,388)          (4,779,936)         (25,199,038)
                                                   ==============      ===============       ==============      ===============

Interest Income (Expense):
      Interest income                                  1,055,631              400,636            3,186,149            1,426,240
      Interest expense                                  (174,269)            (557,865)            (555,734)          (1,402,081)
                                                   --------------      ---------------       --------------      ---------------
              Net interest income (expense)              881,362             (157,229)           2,630,415               24,159
                                                   --------------      ---------------       --------------      ---------------
              Net loss                              $ (4,180,577)       $ (10,072,617)        $ (2,149,521)       $ (25,174,879)
                                                   ==============      ===============       ==============      ===============

Net Loss per Common Share:
      Basic and diluted                                  $ (0.18)             $ (0.44)             $ (0.10)             $ (1.10)
                                                   ==============      ===============       ==============      ===============

Weighted Average Common Shares Outstanding:
      Basic and diluted                               22,685,660           23,032,463           22,515,638           22,880,971
                                                   ==============      ===============       ==============      ===============

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Thirty-nine Week Period Ended
                                                                                    September 29, 2001     September 28, 2002
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                                $ (2,149,521)           $ (25,174,879)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                        3,601,072                3,673,273
      Non-cash interest expense                                                                    -                  357,424
      (Gain) loss on disposal of equipment and leasehold improvements                         22,083                  (50,866)
      Amortization of deferred compensation                                                  418,079                  362,622
      Changes in assets and liabilities:
          Interest receivable                                                                596,052                  425,177
          Accounts receivable                                                                538,660                 (159,726)
          Unbilled costs and fees                                                            373,918                 (429,787)
          Prepaid expenses and other current assets                                         (139,438)                 832,697
          Accounts payable                                                                   239,802                 (715,867)
          Accrued expenses                                                                   (39,098)               2,898,401
          Deferred revenue                                                                (2,131,670)              (2,672,252)
                                                                                   ------------------        -----------------
                   Net cash provided by (used in) operating activities                     1,329,939              (20,653,783)
                                                                                   ------------------        -----------------

Cash Flows from Investing Activities:

  Purchases of investments                                                               (33,446,290)             (32,186,896)
  Proceeds from sale of short-term and long-term investments                              49,983,000               34,809,258
  Purchases of property and equipment                                                     (3,170,023)              (2,741,451)
  Proceeds from sale of property and equipment                                                 5,000                   67,600
  Decrease in restricted cash                                                                      -                  200,000
  Increase in other assets                                                                   (18,682)                (773,097)
                                                                                   ------------------        -----------------
        Net cash provided by (used in) investing activities                               13,353,005                 (624,586)
                                                                                   ------------------        -----------------

Cash Flows from Financing Activities:

  Issuance of common stock under convertible debt agreement                                        -                  288,494
  Proceeds from sale of common stock                                                       1,509,084                        -
  Proceeds from exercise of stock options                                                    871,228                   12,547
  Proceeds from issuance of stock under the employee stock purchase plan                     317,079                  452,932
  Gross proceeds from convertible notes payable                                                    -               15,000,000
  Proceeds from borrowings on equipment financing arrangements                             2,761,441                3,500,000
  Payments on long-term obligations                                                       (4,090,341)              (3,745,373)
                                                                                   ------------------        -----------------
        Net cash provided by financing activities                                          1,368,491               15,508,600
                                                                                   ------------------        -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      16,051,435               (5,769,769)
Cash and Cash Equivalents, beginning of period                                            10,095,817               24,805,385
                                                                                   ------------------        -----------------
Cash and Cash Equivalents, end of period                                                $ 26,147,252            $  19,035,616
                                                                                   ==================        =================

Supplemental Disclosure of Cash Flow Information:

  Interest paid during period                                                           $    555,734            $     839,008
                                                                                   ==================        =================
  Income tax paid during period                                                         $     50,000            $      37,503
                                                                                   ==================        =================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
  Equipment acquired under capital leases                                               $  2,761,441            $           -
                                                                                   ==================        =================
  Unrealized loss on marketable securities                                              $          -            $     367,699
                                                                                   ==================        =================
  Issuance of warrant in connection with convertible notes payable                      $          -            $   1,735,059
                                                                                   ==================        =================


See Notes to Consolidated Condensed Financial Statements.

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  Basis of Presentation

      These consolidated condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K. Such Annual Report on
Form 10-K was filed with the Securities and Exchange Commission on April 1,
2002 and amended on June 24, 2002.

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

    (c)  Net Loss Per Share

         The Company follows the provisions of SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted earnings per share were determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is the same as basic loss per share for the thirteen-week and thirty-nine week periods ended September 28, 2002, as the effect of the potential common stock is antidilutive. Antidilutive securities, which consist of stock options, warrants, directors' deferred stock and unvested restricted stock, that are not included in diluted net loss per share were 4,541,947 shares at September 28, 2002.

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


      The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company's total revenues:

                                                  Number of
                                                 Significant
                                                  Customers     A     B     C
                                                  ---------    ---   ---   ---

Thirteen-week period ended:
      September 29, 2001                                  2    53%   31%   --
      September 28, 2002                                  2    46%   26%   --

Thirty-nine week period ended:
      September 29, 2001                                  3    36%   30%   18%
      September 28, 2002                                  2    45%   26%   --

      The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company's total accounts receivable:



                                              Percentage of Total Accounts Receivable
                                         ------------------------------------------------
                                             A    B    C    D    E     F     G     H
                                         ------------------------------------------------
As of:
      December 31, 2001                     --   --   --   37%  29%   --    --    --
      September 28, 2002                    --   5%   --   --   --    37%   25%   18%

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

   (f)  Comprehensive Income (Loss)

      The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income
(loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. During the thirty-nine week period ended September 28, 2002, the Company recorded approximately $368,000 to comprehensive loss related to the decrease in the fair market value of common shares received from Versicor, Inc. in connection with the exercise of a warrant, which are classified as short-term investments in the accompanying balance sheet. See Note 3 for further discussion.

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

                                                                GenomeVision(TM)
                                                                    Services        Biopharmaceutical        Total
                                                                ----------------    -----------------    -------------
Thirty-nine week period ended September 29, 2001--
   Revenues                                                      $  12,923,724         $ 13,934,438      $  26,858,162
   Gross profit*                                                     1,179,047            8,459,533          9,638,580
   Company-funded research & development                                  --              8,034,157          8,034,157

Thirty-nine week period ended September 28, 2002--
   Revenues                                                      $  10,942,853         $  6,205,997      $  17,148,850
   Gross profit*                                                       779,126            2,327,619          3,106,745
   Company-funded research & development                                  --             21,430,839         21,430,839

* Gross profit was determined by subtracting cost of revenues from revenues during the period. Cost of revenues consists of labor, material and an allocation of operations overhead expenses.

      The Company does not allocate assets by operating segment.

(3)  Cash Equivalents and Investments

     The Company applies the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2001 and September 28, 2002, the Company's investments primarily include short-term and long-term investments which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. The Company's short-term and long-term investments include marketable securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Short-term and long-term investments are recorded at amortized cost, which approximates market value, and consist of commercial paper and U.S. government debt securities. The average maturity of the Company's investments was approximately 7.5 months and 6.8 months at December 31, 2001 and September 28, 2002, respectively. At September 28, 2002, the Company had a gross unrealized gain of approximately $104,000, which is the difference between the amortized cost and the fair market value of the held-to-maturity investments.

     The Company's investments also include the purchase, pursuant to the exercise of a warrant, of 45,000 shares of common stock of Versicor, Inc. in connection with its collaboration agreement with Versicor, Inc. dated March 10, 1997. The Company is accounting for the shares in accordance with SFAS No. 115 as available-for-sale securities and as a result, the shares are recorded at fair value. The shares are subject to restrictions under the securities regulations and cannot be liquidated until March 2003. At September 28, 2002, the Company had recorded an unrealized gain of approximately $168,000 in accumulated other comprehensive income in its consolidated statements of shareholders' equity related to the value of the shares.

     At December 31, 2001 and September 28, 2002, the Company's cash and cash equivalents and investments consisted of the following:

                                                   December 31,    September 28,
                                                       2001            2002
                                                  --------------  --------------
Cash and cash equivalents:
Cash                                              $  21,801,201   $  14,035,616
Debt securities                                       3,004,184       5,000,000
                                                  --------------  --------------
     Total cash and cash equivalents              $  24,805,385   $  19,035,616
                                                  ==============  ==============
Investments:
Short-term investments                            $  29,961,540   $  34,717,428
Long-term investments                                12,374,324       4,628,375
                                                  --------------  --------------
          Total investments                       $  42,335,864   $  39,345,803
                                                  ==============  ==============

      The Company also had $200,000 in restricted cash at December 31, 2001 in connection with certain capital lease obligations.

(4)  Long-Term Obligations

      On March 5, 2002, the Company sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of the Company's common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003, the Company maintains a net cash balance (i.e., cash and cash equivalents less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the convertible notes payable plus all accrued but unpaid interest be repaid. Interest on the convertible notes payable accrues at 6% annually and the interest is payable, in cash or in stock, semi-annually on June 30 and December 31 of each year. On June 30, 2002, the first interest payment on the convertible notes payable was due and was paid by issuing 120,986 shares of the Company's common stock to the holders of the notes payable. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant is exercisable at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible notes payable occur and will terminate upon the earlier of four years from the date of such conversion or December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at approximately $1,736,000. The amount was recorded as a discount to long-term obligations and will be amortized to interest expense over the term of the convertible notes payable. Additionally, the Company is obligated to issue a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent. The warrant is exercisable over a three-year term commencing upon issuance. This warrant was valued, using the Black-Scholes option pricing model, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

      In February 2002, the Company entered into an additional line of credit for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. This line of credit is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate (2.06% at September 28, 2002) plus 1 1/2%. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. As of September 28, 2002, $2.9 million was outstanding under the credit line, and the Company was in compliance with all of the covenants.

      In February 2000, the Company entered into an equipment line of credit under which it may finance up to $4,000,000 of laboratory, computer and office equipment. In December 2000, the Company increased the line of credit by $2,712,000 to $6,712,000. The Company, at its discretion, can enter into either operating or capital leases. The borrowings under the operating leases are payable in 24 monthly installments and capital leases are payable in 36 monthly installments. As of September 28, 2002, the Company had approximately $19,000 outstanding under operating leases and approximately $2,470,000 outstanding under capital leases. The interest rates under the capital leases range from 7.50% to 10.37%. The Company had no additional borrowing capacity under this line of credit at September 28, 2002. There are no financial covenants related to this agreement.

(5)  Alliances--Biopharmaceutical

   (a)  AstraZeneca

      In August 1995, the Company entered into a strategic alliance with AstraZeneca (Astra), formerly Astra Hassle AB, to develop drugs, vaccines and diagnostic products effective against peptic ulcers or any other disease caused by H. pylori. The Company granted Astra exclusive access to the Company's H. pylori genomic sequence database and exclusive worldwide rights to make, use and sell products based on the Company's H. pylori technology. The agreement provided for a four-year research alliance (which ended in August 1999) to further develop and annotate the Company's H. pylori genomic sequence database, identify therapeutic and vaccine targets, and develop appropriate biological assays.

      Under this agreement, Astra agreed to pay the Company, subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company has received a total of $13.7 million in license fees, expense allowances, milestone payments, maintenance fees and research funding under the Astra agreement through September 28, 2002.

      The Company will also be entitled to receive royalties on Astra's sale of products protected by the claims of patents licensed to Astra by the Company pursuant to the agreement or the discovery of which was enabled in a significant manner by the genomic database licensed to Astra by the Company. In its development of new anti-ulcer products, Astra has advanced for optimization a small molecule compound series selected using genomic targets from the Company's H. pylori database. As of March 31, 2003, Astra's exclusive access rights to the Company's H. pylori genomic sequence technology will terminate and the Company will be able to enter into alliances with other partners to develop drugs, vaccines and diagnostic products effective against peptic ulcers or any other disease caused by H. pylori.

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

     The agreement grants Schering-Plough exclusive worldwide rights to make, use and sell pharmaceutical and vaccine products based on the genomic sequence databases licensed to Schering-Plough and on the technology developed in the course of the research program. The Company will be entitled to receive royalties on Schering-Plough's sale of therapeutic products and vaccines developed using the technology licensed. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $21.5 million has been received through September 28, 2002.

      Under the December 1995 agreement, the Company recognized revenue of approximately $426,000 and $0 during the thirteen-week periods ended September 29, 2001 and September 28, 2002, respectively, which consisted of alliance research revenue. For the thirty-nine week periods ended September 29, 2001 and September 28, 2002, the Company recognized revenue of approximately $1,257,000 and $127,000, respectively, which consisted of alliance research revenue.

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

      Under this agreement (and subsequent extensions), Schering-Plough paid an initial license fee and an expense allowance to the Company and agreed to fund the research program through at least December 2002. In addition, upon completion of certain scientific developments, Schering-Plough has made or will potentially make milestone payments, as well as pay royalties based upon sales of therapeutic products developed from this collaboration. If all milestones are met and the research program continues for its full term, total payments to the Company will approximate $81.0 million, excluding royalties. Of the total potential payments, approximately $36.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones. A total of $41.1 million has been received through September 28, 2002.

      Under the December 1996 agreement, the Company recognized revenue of approximately $1,494,000 and $1,112,000 for the thirteen-week periods ended September 29, 2001 and September 28, 2002, respectively, which consisted of alliance research revenue. For the thirty-nine week period ended September 28, 2001, the Company recognized revenue of approximately $4,555,000, which consisted of alliance research revenue and a milestone payment. For the thirty-nine week period ended September 28, 2002, the Company recognized revenue of approximately $4,202,000, which consisted of alliance research revenue.

      In September 1997, the Company entered into a third strategic alliance and license agreement (the September 1997 agreement) with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections.

      Under this agreement, the Company employed its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough has received exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough has also received exclusive worldwide rights to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through March 31, 2002. If all milestones are met, total payments to the Company will approximate $33.2 million, excluding royalties. Of the total potential payments, approximately $10.2 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. As of March 30, 2002, the Company had completed its research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $12.2 million has been received through September 28, 2002.

      Under the September 1997 agreement, the Company recognized approximately $356,000 and $0 in revenue during the thirteen-week periods ended September 29, 2001 and September 28, 2002, respectively, which consisted of alliance research revenue. For the thirty-nine week periods ended September 29, 2001 and September 28, 2002, the Company recognized revenue of approximately $1,151,000 and $6,000, respectively, which consisted of alliance research revenue.

      Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discovery.

   (c)  bioMerieux

      In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company's PathoGenome Database (see Note 6(a)), paid an up-front license fee, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company's common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized as the research services are performed over the four-year term of the agreement. Approximately $4.2 million has been received through September 28, 2002.

      The Company recognized approximately $297,000 in revenue during both thirteen-week periods ended September 29, 2001 and September 28, 2002, which consisted of alliance research revenue and amortization of the up-front license fees. The Company recognized approximately $876,000 and $891,000 in revenue during the thirty-nine week periods ended September 29, 2001 and September 28, 2002, respectively, which consisted of alliance research revenue and amortization of the up-front license fees.

   (d)  Wyeth

      In December 1999, the Company entered into a strategic alliance with Wyeth to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics, utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

      The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth's drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth paid the Company an up-front license fee and funded a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $118 million. Approximately $8.9 million has been received through September 28, 2002.

      The Company recognized revenue of approximately $375,000 for the thirteen-week period ended September 29, 2001, which consisted of alliance research revenue and amortization of a license fee. The Company recognized revenue of approximately $261,000 for the thirteen-week period ended September 28, 2002, which consisted of alliance research revenue.

      The Company recognized revenue of approximately $6,110,000 for the thirty-nine week period ended September 29, 2001, which consisted of alliance research revenue, milestone payments and amortization of a license fee. The Company recognized revenue of approximately $784,000 for the thirty-nine week period ended September 28, 2002, which consisted of alliance research revenue.

(6)  GenomeVision(TM)Services

      GenomeVision Services revenues are from government grants, fees received from custom gene sequencing and analysis and subscription fees from the PathoGenome(TM) Database.

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

      In October 1999, the NHGRI named the Company as a pilot center to the Mouse Genome Sequencing Network. The Company is entitled to receive $14.8 million in funding through February 2003 with respect to this agreement, of which approximately $13.4 million has been appropriated. In August 2000, the Company was named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, the Company will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award, to participate in this rat genome initiative.

      Funding under our government grants and research contracts is subject to appropriation each year by the U.S. Congress and can be discontinued or reduced at any time. In addition, we cannot be certain that we will receive additional grants or contracts in the future.

(7)  Product Development

      In October 2001, the Company acquired an exclusive license in the United States and Canada for a novel antibiotic, Ramoplanin, from Biosearch Italia S.p.A (Biosearch Italia). The Company has assumed responsibility for the product development in the United States of Ramoplanin, currently in a Phase III clinical trial. The agreement provides the Company with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. Biosearch Italia will provide the bulk material for manufacture of the product and will retain all other rights to market and sell Ramoplanin.

      Under the terms of this agreement, the Company paid Biosearch Italia an initial license fee of $2 million and is obligated to make payments of up to $8 million in a combination of cash and notes convertible into Company stock upon the achievement of specified milestones. In addition, the Company is obligated to purchase bulk material from Biosearch Italia, fund the completion of clinical trials and pay a royalty on product sales. The combined total of bulk product purchases and royalties is expected to be approximately 26% of the Company's net product sales.

      The Company expended approximately $4.5 million and $10.9 million during the thirteen and thirty-nine week periods ended September 28, 2002, respectively, on clinical development expenses and milestone payments related to Ramoplanin.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a biopharmaceutical company focused on the discovery and development of pharmaceutical and diagnostic products. We have seven established product development programs. Our lead product candidate, Ramoplanin, is in a Phase III clinical trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE). We have six major product discovery alliances with several pharmaceutical companies including Schering-Plough, AstraZeneca, Wyeth and bioMerieux. In addition to these seven programs, we have a portfolio of earlier stage internal drug discovery programs. We also maintain an active service business, GenomeVision(TM) Services, providing drug discovery services to pharmaceutical and biotechnology companies and to the National Human Genome Research Institute.

      We receive payments under our Biopharmaceutical business from our product discovery alliances based on license fees, contract research and milestone payments during the term of the alliance. We also receive payments under our GenomeVision Services business from selling, as a contract service business, high quality genomic sequencing information to our customers, including pharmaceutical companies, biotechnology companies, governmental agencies and academic institutions. In addition, under our GenomeVision Services business, subscribers to our PathoGenome(TM) Database pay access fees for the information they obtain. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our product discovery partner to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all.

      Our primary sources of revenue are from alliance agreements with pharmaceutical company partners, subscription agreements to our PathoGenome Database and government research grants and contracts. Currently, we have six major product discovery alliances, of which we currently receive contract research funding from three of these alliances. In August 1995, we entered into an alliance with AstraZeneca to develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by H. pylori. In August 1999, the contract research under the alliance concluded and the program transitioned into AstraZeneca's pipeline. We are entitled to receive additional milestone payments and royalties based upon the development by AstraZeneca of any products from the research alliance. In December 1995, we entered into an alliance with Schering-Plough. Under this alliance, Schering-Plough can use our Staph. aureus genomic database to identify new gene targets for the development of novel antibiotics. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In December 1996, we entered into our second research alliance with Schering-Plough to identify genes and associated proteins that Schering-Plough can utilize to develop new pharmaceuticals for treating asthma. In September 1997, we established our third research alliance with Schering-Plough for the development of new pharmaceutical products to treat fungal infections. As of March 30, 2002, we had completed our research obligations under this alliance and had turned over validated drug targets and assays to Schering-Plough for high-throughput screening. In September 1999, we entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro pathogen diagnostic products for human clinical and industrial applications. As part of the strategic alliance, bioMerieux purchased a subscription to our PathoGenome Database and made an equity investment. In December 1999, we entered into a strategic alliance with Wyeth to develop drugs based on our genetic research to treat osteoporosis.

      In May 1997, we introduced our PathoGenome Database and sold our first subscription. Since that date, we have continued to contract with subscribers on a non-exclusive basis, and, as of September 28, 2002, we had seven subscribers. Under our agreements, the subscribers receive non-exclusive access to information relating to microbial organisms in our PathoGenome Database. Subscriptions to the database generate revenue over the term of the subscription with the potential for royalty payments to us from future product sales. We do expect to see a revenue decline in subscription fees over the next year as subscribers substantially complete data mining of the PathoGenome Database.

      Since 1989, the United States government has awarded us a number of research grants and contracts related to government genomics programs. The scope of the research covered by grants and contracts encompasses technology development, sequencing production, technology automation and disease gene identification. These programs strengthen our genomics technology base and enhance the expertise of our scientific personnel. In July 1999, we were named as one of the nationally funded DNA sequencing centers of the international Human Genome Project. We are entitled to receive funding from the National Human Genome Research Institute (NHGRI) of up to $17.4 million through February 2003, of which all funds have been appropriated and $16.1 million has been received through September 28, 2002. In October 1999, the NHGRI named us as a pilot center to the Mouse Genome Sequencing Network. We are entitled to receive $14.8 million in funding over forty-one months with respect to this agreement, of which $13.4 million has been appropriated and $13.3 million had been received through September 28, 2002. In August 2000, we were named one of two primary centers for the Rat Sequencing Program from NHGRI. As part of the agreement, we will use remaining funding under the mouse award, as well as a portion of the remaining funding under the human award, to participate in this rat genome initiative.

      In October 2001, we acquired an exclusive license in the United States and Canada for a novel antibiotic, Ramoplanin, from Biosearch Italia S.p.A (Biosearch). We have assumed responsibility for the product development in the United States of Ramoplanin, currently in a Phase III clinical trial. The agreement provides us with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. Biosearch will retain all other rights to market and sell Ramoplanin. In addition, we are obligated to purchase bulk material from Biosearch, fund the completion of clinical trials and pay a royalty on product sales. The combined total of bulk product purchases and royalties is expected to be approximately 26% of our net product sales.

      We have incurred significant operating losses since our inception. As of September 28, 2002, we had an accumulated deficit of approximately $116.9 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have often exceeded our revenues generated by our alliances, subscription agreements and government grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

      On September 25, 2002, we announced that we were implementing a plan to reduce early stage target discovery research and general administrative expenses by eliminating 34 full-time staff positions. We expect this reduction to result in annualized savings of approximately $6 million. In addition, this action resulted in a one-time charge in the third quarter of approximately $350,000.

      We are subject to risks common to companies in our industry. For discussion of these risks, please see "Special Note Concerning Forward-Looking Statements" below.

Critical Accounting Policies

      We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the quarter that would warrant further disclosure under these releases.

Results of Operations

Thirteen-Week Periods Ended September 29, 2001 and September 28, 2002

   Revenues

      Total revenues decreased 32% from $7,378,000 for the thirteen-week period ended September 29, 2001 to $5,000,000 for the thirteen-week period ended September 28, 2002. Biopharmaceutical revenues decreased 37% from $2,917,000 for the thirteen-week period ended September 28, 2001 to $1,844,000 for the thirteen-week period ended September 28, 2002 primarily due to a decline in contract research revenue recognized under our existing strategic alliances with Schering-Plough.

      Revenues from GenomeVision Services decreased 29% from $4,461,000 for the thirteen-week period ended September 29, 2001 to $3,155,000 for the thirteen-week period ended September 28, 2002. The decrease in revenues from GenomeVision Services was primarily due to lower revenues recognized under our government grants with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects.

   Costs and Expenses

      Total costs and expenses increased 20% from $12,440,000 for the thirteen-week period ended September 29, 2001 to $14,915,000 for the thirteen-week period ended September 28, 2002 primarily due to an increase in our research and development expenses as explained. Cost of services decreased 34% from $4,633,000 for the thirteen-week period ended September 29, 2001 to $3,074,000 for the thirteen-week period ended September 28, 2002 primarily due to the decreased cost and expenses associated with the decrease in GenomeVision Services revenue, as mentioned above.

      Research and development expenses include internal research and development, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses increased 76% from $5,248,000 for the thirteen-week period ended September 29, 2001 to $9,212,000 for the thirteen-week period ended September 28, 2002. This planned increase was primarily due to an increase in expenses incurred in the clinical development of Ramoplanin of approximately $4,525,000, as well as increased investment in our internal drug discovery programs, specifically in the area of anti-infectives and chronic human diseases, of $248,000. These increases in research and development expenses were partially offset by a decline in research funded under our product discovery alliances of approximately $809,000.

      Selling, general and administrative expenses increased slightly from $2,559,000 for the thirteen-week period ended September 29, 2001 to $2,629,000 for the thirteen-week period ended September 28, 2002.

   Interest Income and Expense

      Interest income decreased 62% from $1,056,000 for the thirteen-week period ended September 29, 2001 to $401,000 for the thirteen-week period ended September 28, 2002 reflecting fluctuations in interest rates, as well as lower levels of funds available for investment.

      Interest expense increased 220% from $174,000 for the thirteen-week period ended September 29, 2001 to $558,000 for the thirteen-week period ended September 28, 2002. The increase was due to an increase in our outstanding balances under long-term obligations from approximately $6.5 million at September 29, 2001 to $19.0 million at September 28, 2002. The increase in our long-term obligations resulted primarily from the March 2002 sale of convertible notes payable in a private placement transaction, which resulted in gross proceeds of $15 million. Interest expense also includes approximately $241,000 related to the amortization of deferred issuance costs and warrants issued in connection with the convertible notes payable.

Thirty-Nine Week Periods Ended September 29, 2001 and September 28, 2002

   Revenues

      Total revenues decreased 36% from $26,858,000 for the thirty-nine week period ended September 29, 2001 to $17,149,000 for the thirty-nine week period ended September 28, 2002. Biopharmaceutical revenues decreased 55% from $13,934,000 for the thirty-nine week period ended September 29, 2001 to $6,206,000 for the thirty-nine week period ended September 28, 2002 primarily due to milestone payments earned in the thirty-nine week period of the last year under our product discovery alliances with Schering-Plough and Wyeth and the absence of such milestone payments in the corresponding period of the current year.

      Revenues from GenomeVision Services decreased 15% from $12,924,000 for the thirty-nine week period ended September 29, 2001 to $10,943,000 for the thirty-nine week period ended September 28, 2002 primarily due to lower revenues recognized under our government grants with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects, as well as lower subscription fees earned under our PathoGenome Database business as a result of third parties not renewing their database subscriptions.

   Costs and Expenses

      Total costs and expenses increased 34% from $31,638,000 for the thirty-nine week period ended September 29, 2001 to $42,348,000 for the thirty-nine week period ended September 28, 2002 2002 primarily due to an increase in our research and development expenses as explained. Cost of services decreased 13% from $11,745,000 for the thirty-nine week period ended September 29, 2001 to $10,164,000 for the thirty-nine week period ended September 28, 2002 primarily due to the decreased cost and expenses associated with the decrease in GenomeVision Services revenue, as mentioned above.

      Research and development expenses include internal research and development, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses increased 87% from $13,509,000 for the thirty-nine week period ended September 29, 2001 to $25,309,000 for the thirty-nine week period ended September 28, 2002. This planned increase was primarily due to an increase in expenses incurred in the clinical development of Ramoplanin of approximately $10,863,000, as well as increased investment in our internal drug discovery programs, specifically in the area of anti-infective and chronic human diseases, of $2,534,000. These increases in research and development expenses were partially offset by a decline in research funded under our product discovery alliances of approximately $1,597,000.

      Selling, general and administrative expenses increased 8% from $6,384,000 for the thirty-nine week period ended September 29, 2001 to $6,875,000 for the thirty-nine week period ended September 28, 2002 reflecting an expansion in the areas of corporate development and sales and marketing, as well as a one-time charge of approximately $350,000 associated with our decision to reduce expenditures by eliminating 34 full-time staff positions in the area of early stage research and administration.

   Interest Income and Expense

      Interest income decreased 55% from $3,186,000 for the thirty-nine week period ended September 29, 2001 to $1,426,000 for the thirty-nine week period ended September 28, 2002 reflecting fluctuations in interest rates, as well as lower levels of funds available for investment.

      Interest expense increased 152% from $556,000 for the thirty-nine week period ended September 29, 2001 to $1,402,000 for the thirty-nine week period ended September 28, 2002. The increase was due to an increase in our outstanding balances under long-term obligations from approximately $6.5 million at September 29, 2001 to $19.0 million at September 28, 2002. The increase in our long-term obligations resulted primarily from the March 2002 sale of convertible notes payable in a private placement transaction, which resulted in gross proceeds of $15 million. Interest expense also includes approximately $563,000 related to the amortization of deferred issuance costs and warrants issued in connection with the convertible notes payable.

   Liquidity and Capital Resources

      Our primary sources of cash have been payments received from product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases and proceeds from sale of debt and equity securities.

      As of September 28, 2002, we had cash, cash equivalents, and short-term and long-term investments of approximately $58,381,000. On March 5, 2002, we sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable may be converted into shares of our common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable is December 31, 2004, provided, that if any time on or after December 31, 2003 we maintain a net cash balance (i.e., cash and cash equivalents less obligations for borrowed money bearing interest) of less than $35 million, then the holders of the convertible notes payable can require that all or any part of the outstanding principal balance of the notes payable plus all accrued but unpaid interest be repaid. Interest on the notes payable accrues at 6% annually and the interest is payable, in cash or in stock, semi-annually on June 30 and December 31 of each year. On June 30, 2002, the first interest payment on the convertible notes payable was due and was paid by issuing 120,986 shares of the Company's common stock to the holders of the notes payable. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant is exercisable at the time the convertible notes payable are converted or if certain other redemptions or repayments of the convertible notes payable occur and will terminate upon the earlier of four years from date of such conversion or December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at $1,736,000. The amount was recorded as a discount to long-term debt and will be amortized to interest expense over the term of the convertible notes payable. Additionally, the Company is obligated to issue a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent in this transaction. The warrant is exercisable over a three-year term commencing upon issuance. This warrant was valued, using the Black-Scholes option pricing model, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

      As of September 28, 2002, we had various arrangements under which we financed certain office and laboratory equipment and leasehold improvements. We had an aggregate of approximately $5,387,000 outstanding under these borrowing arrangements at September 28, 2002. This amount is repayable over the next 28 months, of which $2,959,000 is repayable over the next 12 months. Under these arrangements, we are required to maintain certain financial ratios, including minimum levels of unrestricted cash. We had no additional borrowing capacity under these capital lease agreements at September 28, 2002.

      Our operating activities used cash of approximately $20,654,000 for the thirty-nine week period ended September 28, 2002 primarily due to an increase in our net loss, accounts receivable, and unbilled costs and fees, as well as a decrease in accounts payable and deferred revenue. These uses of cash were partially offset by a decrease in interest receivable, prepaid expenses and other current assets, as well as an increase in accrued liabilities. The increase in accrued liabilities reflects primarily accrued expenses associated with the clinical development of Ramoplanin. Our operating activities provided cash of approximately $1,330,000 for the thirty-nine week period ended September 29, 2001.

      Our investing activities used cash of approximately $625,000 for the thirty-nine week period ended September 28, 2002 through the purchases of marketable securities and equipment and additions to leasehold improvements and an increase in other assets. The increase in other assets in 2002 reflects the inclusion of deferred issuance costs associated with the convertible notes payable, which will be amortized to interest expense over the term of the convertible notes payable. These uses of cash were partially offset by the conversion of marketable securities to cash and cash equivalents. Our investing activities provided cash of approximately $13,353,000 for the thirty-nine week period ended September 29, 2001 through the conversion of marketable securities to cash and cash equivalents, partially offset by purchases of marketable securities and equipment and additions to leasehold improvements.

      Capital expenditures totaled approximately $2.7 million for the thirty-nine week period ended September 28, 2002, consisting of leasehold improvements and purchases of laboratory, computer, and office equipment. We utilized an existing line of credit to finance all of these capital expenditures. We currently estimate that we will acquire an additional $2.3 million in capital equipment in 2002 consisting primarily of computers, laboratory equipment, and additions to leasehold improvements.

      Our financing activities provided cash of approximately $15,509,000 for the thirty-nine week period ended September 28, 2002 primarily from proceeds received from the sale of convertible notes payable totaling $15 million in gross proceeds, proceeds received from entering into an additional credit line for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit, as well as proceeds received from issuance of stock under the employee stock purchase plan. These proceeds from financing activities were partially offset by payments of long-term obligations of $3,745,000. Our financing activities provided cash of approximately $1,368,000 for the thirty-nine week period ended September 29, 2001 primarily from proceeds received from an equipment financing arrangement and the exercise of stock options, partially offset by payments of long-term obligations and notes receivable from an officer.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

         Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first nine months of 2002 to such risks or our management of such risks.

ITEM 4: CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.





                                 GENOME THERAPEUTICS CORP.

                                 /s/ Stephen Cohen
                                 ---------------------------------------
                                 Stephen Cohen,
                                 Senior Vice President & Chief Financial Officer (Principal Financial Officer)

                                 November 12, 2002

                    GENOME THERAPEUPITCS CORP. AND SUBSIDIARY

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Rauscher, President and Chief Executive Officer of Genome Therapeutics Corp., certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Genome Therapeutics Corp.;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002            /s/ Steven M. Rauscher
                                   ----------------------------
                                   Steven M. Rauscher
                                   President & Chief Executive Officer

                    GENOME THERAPEUPITCS CORP. AND SUBSIDIARY

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Cohen, Senior Vice President and Chief Financial Officer of Genome Therapeutics Corp., certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Genome Therapeutics Corp.;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002          /s/ Stephen Cohen
                                 ----------------------------
                                 Stephen Cohen
                                 Senior Vice President & Chief Financial Officer

                    GENOME THERAPEUTICS CORP. AND SUBSIDIARY

                                  EXHIBIT INDEX

      Exhibit No.                  Description
      -----------                  -----------

         99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

         99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.