Form 10-Q
period 2003-06-28
GENOME THERAPEUTICS CORP
filed 2003-08-12
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	25,924,019 Shares
$0.10 PAR VALUE	Outstanding August 8, 2003

GENOME THERAPEUTICS CORP. AND SUBSIDIARY

GENOME THERAPEUTICS CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$14,228,507	$13,283,424
Marketable securities (held-to-maturity)	32,584,384	13,045,620
Marketable securities (available-for-sale)	485,550	864,293
Interest receivable	784,372	197,195
Accounts receivable	2,043,862	286,975
Unbilled costs and fees	714,468	61,288
Prepaid expenses and other current assets	444,402	402,085

Total Current Assets	51,285,545	28,140,880

Property and Equipment, at cost:
Laboratory and scientific equipment	21,906,312	20,101,586
Leasehold improvements	8,923,916	7,516,159
Equipment and furniture	1,281,932	1,232,431

	32,112,160	28,850,176

Less—Accumulated depreciation	21,973,715	24,404,627

	10,138,445	4,445,549

Long-term Marketable Securities (held-to-maturity)	3,567,757	701,766
Other Assets	853,387	148,300

	$65,845,134	$33,436,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$2,623,986	$1,166,667
Accounts payable	2,175,047	576,328
Accrued expenses	4,079,148	2,029,676
Clinical trial expense accrual	4,329,792	3,372,344
Deferred revenue	1,566,145	1,347,248

Total Current Liabilities	14,774,118	8,492,263
Long-term Obligations, net of current maturities	15,654,292	875,000
Shareholders’ Equity	35,416,724	24,069,232

	$65,845,134	$33,436,495

See Notes to Consolidated Condensed Financial Statements

GENOME THERAPEUTICS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Revenues:
Biopharmaceutical	$1,927,960	$1,457,057	$4,361,685	$2,911,414
Genomics Services	4,056,708	252,974	7,787,500	1,537,667

Total revenues	5,984,668	1,710,031	12,149,185	4,449,081

Costs and Expenses:
Cost of services	3,698,688	—	7,112,478	1,902,561
Research and development	8,286,908	4,337,911	16,132,989	11,053,351
Restructuring charge	—	3,990,748	—	3,990,748
Convertible debt retirement expense	—	5,527,833	—	5,527,833
Selling, general and administrative	2,188,430	1,668,797	4,245,815	3,893,161

Total costs and expenses	14,174,026	15,525,289	27,491,282	26,367,654

Loss from operations	(8,189,358)	(13,815,258)	(15,342,097)	(21,918,573)

Other Income / (Expense):
Interest income	494,671	147,582	1,025,603	379,661
Interest expense	(628,126)	(261,872)	(844,216)	(972,324)
Gain (loss) on sale of fixed assets	5,326	(2,157)	58,447	(132,158)

Net Other Income (Expense)	(128,129)	(116,447)	239,834	(724,821)

Net loss	$(8,317,487)	$(13,931,705)	$(15,102,263)	$(22,643,394)

Net Loss per Common Share:
Basic and diluted	$(0.36)	$(0.58)	$(0.66)	$(0.95)

Weighted Average Common Shares Outstanding:
Basic and diluted	22,812,226	24,192,302	22,805,225	23,893,661

See Notes to Consolidated Condensed Financial Statements.

GENOME THERAPEUTICS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-six Week Period Ended
	June 29, 2002	June 28, 2003
Cash Flows from Operating Activities:
Net loss	$(15,102,263)	$(22,643,394)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	2,439,897	1,639,815
Non-cash restructuring charge	—	3,700,075
Non-cash convertible debt retirement expense	—	4,012,269
Non-cash interest expense	204,242	1,225,454
(Gain) loss on disposal of equipment and leasehold improvements	(35,527)	132,158
Amortization of deferred compensation	294,405	530,196
Changes in assets and liabilities—
Interest receivable	213,329	587,177
Accounts receivable	(256,642)	1,756,887
Unbilled costs and fees	(1,676,937)	653,180
Prepaid expenses and other current assets	476,039	42,317
Accounts payable	255,270	(1,598,719)
Accrued expenses	457,957	(1,468,376)
Clinical trial expense accrual	2,381,700	(957,448)
Deferred revenue	(2,379,980)	(218,897)

Net cash used in operating activities	(12,728,510)	(12,607,306)

Cash Flows from Investing Activities:
Purchases of marketable securites	(14,771,862)	(5,394,950)
Proceeds from maturities of marketable securities	17,230,612	27,574,413
Purchases of property and equipment	(2,168,126)	(106,445)
Proceeds from sale of property and equipment	55,444	327,291
Decrease in restricted cash	200,000	—
Decrease (increase) in other assets	(864,108)	705,087

Net cash (used in) provided by investing activities	(318,040)	23,105,396

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	12,547	145,906
Proceeds from issuance of stock under the employee stock purchase plan	259,151	259,654
Gross proceeds from convertible notes payable	15,000,000	—
Proceeds from borrowings on equipment financing arrangement	3,500,000	—
Proceeds from a section 16 claim with an investor	—	613,332
Payments made upon retirement of convertible notes payable	—	(10,000,000)
Payments on long-term obligations	(2,907,807)	(2,462,065)

Net cash provided by (used in) financing activities	15,863,891	(11,443,173)

Net Increase (Decrease) in Cash and Cash Equivalents	2,817,341	(945,083)
Cash and Cash Equivalents, beginning of period	24,805,385	14,228,507

Cash and Cash Equivalents, end of period	$27,622,726	$13,283,424

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$569,386	$544,847

Income tax paid during period	$25,002	$12,213

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain on marketable securities	$130,189	$153,451

Issuance of warrant in connection with convertible notes payable	$1,735,059	$149,781

Issuance of common stock related to interest payable under convertible notes	$—	$581,096

Issuance of common stock upon conversion of convertible notes payable	$—	$5,000,000

See Notes to Consolidated Condensed Financial Statements

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

(b)    Revenue Recognition

Biopharmaceutical revenues consist of license fees, contract research and milestone payments from alliances with pharmaceutical companies. GenomeVisionTM Services revenues consist of government grants, fees received from custom gene sequencing and analysis services and subscription fees from the PathoGenomeTM Database.

Revenues from contract research, government grants, and custom gene sequencing and analysis services are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. The percentage of services performed related to contract research, government grants and custom gene sequencing and analysis services is based on the ratio of the number of direct labor hours performed to date to total direct labor hours the Company is obligated to perform under the related contract, as determined on a full-time equivalent basis. Revenues from PathoGenome DatabaseTM subscription fees are recognized ratably over the term of the subscription agreement.

Amounts received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations related to the milestone. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

(c)    Net Loss Per Share

Basic and diluted earnings per share were determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 4,906,750 and 5,055,045 shares of the Company’s common stock during the twenty-six week periods ended June 29, 2002 and June 28, 2003, respectively.

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total revenues:

	Number of Significant Customers	A	B	C	D	E	F
Thirteen-week period ended:
June 29, 2002	2	41%	23%	—	—	—	—
June 28, 2003	4	—	—	20%	16%	51%	11%

Twenty-six week period ended:
June 29, 2002	2	45%	27%	—	—	—	—
June 28, 2003	4	22%	—	16%	12%	37%	—

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company’s total accounts receivable:

	Percentage of Total Accounts Receivable
	A	B	C	D	E	F	G
As of:
December 31, 2002	23%	—	—	—	37%	—	27%
June 28, 2003	—	—	—	—	23%	67%	—

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

(f)    Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. During the twenty-six week period ended June 28, 2003, comprehensive loss includes a gain of approximately $153,000 related to the increase in fair market value of common shares which were received in connection with the exercise of a warrant under its collaboration agreement with Versicor Inc., which subsequently merged with Biosearch Italia S.p.A and changed its name to Vicuron Pharmaceuticals Inc. (Vicuron). These common shares are classified as available-for-sale short-term marketable securities in the accompanying balance sheet. See Note 4 for further discussion.

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

	Genomics Services	Biopharmaceutical	Total
Twenty-six week period ended June 29, 2002—
Revenues	$7,787,500	$4,361,685	$12,149,185
Cost of services	7,112,478	—	7,112,478
Externally funded research and development costs	—	2,802,523	2,802,523

Gross profit	675,022	1,559,162	2,234,184
Company-funded research & development costs	—	13,330,466	13,330,466

Total research and development costs	—	16,132,989	16,132,989

Twenty-six week period ended June 28, 2003—
Revenues	$1,537,667	$2,911,414	$4,449,081
Cost of services	1,902,561	—	1,902,561
Externally funded research and development costs	—	2,358,605	2,358,605

Gross profit	(364,894)	552,809	187,915
Company-funded research & development costs	—	8,694,746	8,694,746

Total research and development costs	—	11,053,351	11,053,351

The measure of gross profit for the Geomics Services segment is the total segment revenues less cost of services. The measure of gross profit for the Biopharmaceutical segment is equal to total segment revenues less externally funded research and development costs related to the Company’s alliance arrangements. Total research and development costs are equal to externally funded research and development costs and Company funded research and development costs. The Company does not allocate assets by operating segment.

(3)    SALE OF GENOMICS SERVICES

Genomics Services revenue consists of government sequencing grants, fees received from custom gene sequencing and analysis and subscription fees from PathoGenomeTM Database.

On March 14, 2003, the Company completed the sale of its Genomics Services business to Agencourt Bioscience Corporation (Agencourt). As part of the Asset Purchase Agreement (the Agreement), the Company transferred its gene sequencing operations, including both commercial and government customer contracts and certain personnel and equipment, to Agencourt in exchange for an upfront cash payment of $200,000 and shares of Agencourt common stock. The Company will also receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years after the date of sale. The Company retains rights to its PathoGenomeTM Database, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers.

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

(4)    CASH EQUIVALENTS AND INVESTMENTS

The Company follows the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2002 and June 28, 2003, the Company’s investments include short-term and long-term marketable securities, the majority of which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. The average maturity of the Company’s investments was approximately 5.4 months at June 28, 2003. At June 28, 2003, the Company had a net unrealized gain of approximately $20,000, which is the difference between the amortized cost and the fair value of the held-to-maturity investments.

At June 28, 2003, the Company’s short-term marketable securities also included shares of common stock of Vicuron received in connection with its collaboration agreement with Vicuron dated March 10, 1997 and shares of common stock of Agencourt received in connection with the Agreement dated March 14, 2003. The Company is accounting for these shares in accordance with SFAS No. 115 as “available-for-sale securities” and as a result, the shares are recorded at fair value.

At December 31, 2002 and June 28, 2003, the Company’s cash and cash equivalents and investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
December 31, 2002 –
Cash and Cash Equivalents:
Cash	$11,128,507	$—	$—	$11,128,507
Debt securities	3,100,000	—	—	3,100,000

Total cash and cash equivalents	$14,228,507	$—	$—	$14,228,507

Investments – Held-to-Maturity:
Short-term marketable securities	$32,584,384	$89,220	$(3,067)	$32,670,537
Long-term marketable securities	3,567,757	14,311	(1,862)	3,580,206

Total investments	$36,152,141	$103,531	$(4,929)	$36,250,743

December 31, 2002 – Available-for-Sale
Investment in equity securities	$200,160	$285,390	$—	$485,550

June 28, 2003 –
Cash and Cash Equivalents:
Cash	$6,834,194	$—	$—	$6,834,194
Debt securities	6,449,230	187	—	6,449,417

Total cash and cash equivalents	$13,283,424	$187	$—	$13,283,611

Investments – Held-to-Maturity:
Short-term marketable securities	$13,045,620	$19,943	$(509)	$13,065,054
Long-term marketable securities	701,766	691	—	702,457

Total investments	$13,747,386	$20,634	$(509)	$13,767,511

June 28, 2003 – Available-for-Sale
Investment in equity securities	$425,453	$438,840	$—	$864,293

(5)    LONG-TERM OBLIGATIONS

On March 5, 2002, the Company sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable were convertible into shares of the Company’s common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable was December 31, 2004. Interest on the convertible notes payable accrued at 6% annually and the interest was payable, in cash or in stock, semi-annually on June 30 and December 31 of each year. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant was exercisable at the time the convertible notes payable were converted or if certain other redemptions or repayments of the convertible notes payable occurred and terminated upon the earlier of four years from the date of such conversion or December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at approximately $1,736,000. The amount was recorded as a discount to long-term obligations and amortized to interest expense over the term of the convertible notes payable. Additionally, the Company is obligated to issue a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to its placement agent in this transaction. The warrant is exercisable over a three-year term which commenced upon the closing of the notes payable transaction. This warrant was valued, using the Black-Scholes option pricing model, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable. As of June 28, 2003, this warrant had not been issued.

On June 4, 2003, the Company entered into an Amendment, Redemption and Exchange Agreement with the two institutionalinvestors providing for (a) the redemption in cash of a portion of the 6% Convertible Notes due December 31, 2004, (b) the conversion of the remaining portion of the convertible notes into common stock of the

Company and the (c) issuance to the investors of new warrants in exchange for warrants previously issued to the investors.

Under the terms of the agreement, the Company redeemed an aggregate of $10,000,000 in principal amount of the convertible notes for a cash payment of $10,000,000 to the investors, and the related accrued and unpaid interest on such principal amount of the convertible notes for a cash payment of an aggregate of $254,795 to the investors. The conversion price of the remaining $5,000,000 in principal amount of the convertible notes was amended to equal $2.5686 per share and the investors converted the remaining amount of the convertible notes, plus related accrued and unpaid interest, into 1,996,184 shares of the Company’s common stock. The Company also issued new warrants in exchange for the warrants that were previously issued to the investors. The new warrants have a term of five years from the issuancedate, are immediately exercisable and allow the investors to purchase in the aggregate up to 486,646 shares of the Company’s common stock at an exercise price of $3.71 per share. The new warrants include provisions for adjustment of the exercise price and the number of shares issuable upon exercise in the event of stock splits, stock dividends, reverse stock splits, and issuances by the Company of shares of its capital stock at prices below the exercise price or the fair market value of the common stock if higher than such exercise price. The Company had also granted the investors a right of participation to purchase up to 33.33% of the amount of securities sold to investors in non-registered or “shelf” capital raising transactions (subject to certain exceptions), provided that if any such transaction exceeds $15,000,000, then for the portion of the transaction that exceeds $15,000,000, the investors have the right to purchase up to 20% of such excess amount sold to investors. In addition, each investor has the right to purchase at least $1,000,000 of securities in any such transaction. The rights described in this paragraph are effective until the second anniversary of the closing date of the transaction.

The Company applied the provisions of SFAS No. 84, Induced Conversions of Convertible Debt and Emerging Issues Task Force Issue No. 02-15, Determining Whether Certain Conversion of Convertible Debt to Equity Securities Are Within the Scope of FASB Statement No. 84. SFAS 84 specifies the method of accounting for conversions of the convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holder. During the second quarter of 2003, the Company recorded a one-time charge to convertible debt retirement expense of $5,528,000, which consisted of $3,862,000 for the fair value of the incremental shares issued under the new agreement, $150,000 for the incremental fair value of the exchange warrants using the Black-Scholes option pricing model, as well as $562,000 of unamortized closing costs related to the original agreement and $954,000 of unamortized cost related to the value of the original warrants.

In February 2002, the Company entered into a loan agreement for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. This loan is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate (1.80% at June 28, 2003) plus 1.50%. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. As of June 28, 2003, $2.0 million was outstanding under the loan agreement, and the Company was in compliance with all of the covenants.

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

The Company expended approximately $3,146,000 and $681,000 during the thirteen week periods ended June 29, 2002 and June 28, 2003, respectively. For the twenty-six week periods ended June 29, 2002 and June 28, 2003, the Company expended approximately $6,237,000 and $4,073,000, respectively. The thirteen and twenty-six week period ended June 28, 2003 include a favorable change in estimate of approximately $3 million in the accrual for clinical development expenditures.

(7)    RESEARCH AND DEVELOPMENT AND ALLIANCES

Research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. The Company charges all research and development expenses to operations as incurred. The research and development efforts performed for the Company’s alliance partners generally consist of sequencing services and related research activities. The Company’s revenue recognition policy for the funding received for these services and research activities is disclosed in the Company’s policy discussed in Note 1(b). The Company is compensated for its research and development efforts by its alliance partners on a full-time equivalent basis. Accordingly, the services provided to the Company’s alliance partners are generally limited to the performance of a specified number of hours of research. As a result, the Company manages the research efforts related to the Company’s alliances through an analysis of direct labor hours and the consideration received on a per full-time equivalent basis.

The Company does not track costs related to each of its alliances or its internal research and development programs and as a result, this information is not available. The Company does, however, track total costs in the aggregate for its alliance arrangements separately from its internal research and development programs. During the twenty-six week periods ended June 29, 2002 and June 28, 2003, the Company incurred approximately $2,803,000 and $2,359,000, respectively, related to its alliances.

The Company has entered into the alliances described below with biopharmaceutical partners in order to discover, research, develop and commercialize products. Potential revenues (exclusive of royalty payments earned upon the successful commercialization of products) to be earned by the Company generally include an upfront license fee, sponsored / contract research payments and research, development and regulatory approval milestone payments. In the alliances summarized below, a portion of the total potential alliance revenues has already been earned with described future payments potentially yet to be realized. Those future payments are earned primarily through the achievement of research, development and regulatory approval milestones. The Company’s ability to earn those future milestone payments depends primarily upon whether our alliance partner identifies any compounds, through high-throughput screening and lead optimization, that warrant clinical development, whether any such compounds demonstrate the required safety and efficacy in clinical trials in order to support a regulatory approval and whether they are able to successfully manufacture and commercialize the product. It is uncertain whether we will earn those milestone payments due to numerous factors, including the risk of failure inherent in complex research and development programs, potential delays in clinical trials, negative, inconclusive or insufficient clinical data or the emergence of superior competitor products that may lead to abandonment of the program. The Company has not recognized any royalty revenue to date under these arrangements.

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

Under this agreement, Astra agreed to pay the Company, subject to the achievement of certain product development milestones, up to $23.3 million (and possibly a greater amount if more than one product is developed under the agreement) in license fees, expense allowances, research funding and milestone payments. The Company has received a total of $13.7 million in license fees, expense allowances, milestone payments, maintenance fees and research funding under the Astra agreement through June 28, 2003.

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

The Company recognized no revenue under this agreement during the twenty-six week periods ended June 29, 2002 and June 28, 2003.

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

Under this agreement, Schering-Plough paid an initial license fee and funded a research program through March 31, 2002. Schering-Plough paid the Company $21.5 million in an up-front license fee, research funding and milestone payments through June 28, 2003. Subject to the achievement of additional product development milestones, Schering-Plough agreed to pay the Company up to an additional $24.0 million in milestone payments.

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

Under the December 1995 agreement, the Company recognized approximately $1,000 and $127,000 in revenue during the thirteen-week and twenty-six periods ended June 29, 2002, which consisted of alliance research revenue. The Company recognized no revenue in 2003.

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

Under this agreement (and subsequent extensions), Schering-Plough paid an initial license fee and an expense allowance to the Company and funded the research program through December 2002. In addition, upon completion of certain scientific developments, Schering-Plough has made or will potentially make milestone payments, as well as pay royalties based upon sales of therapeutic products developed from this collaboration. If all milestones are met, total payments to the Company will approximate $81.0 million, excluding royalties. Of the total potential payments, approximately $36.5 million represents license fees and research payments, and $44.5 million represents milestone payments based on achievement of research and product development milestones. In December 2002, the Company had completed its research obligations under this alliance and the research program has advanced into high-throughput screening at Schering-Plough. A total of $42.5 million has been received through June 28, 2003.

Under the December 1996 agreement, the Company recognized approximately $1,359,000 and $0 in revenue during the thirteen-week period ended June 29, 2002 and June 28, 2003, respectively, which consisted of alliance research revenue. For the twenty-six week period ended June 29, 2002 and June 28, 2003, the Company recognized approximately $3,090,000 and $115,000 in revenue, respectively, which consisted of alliance research revenue.

In September 1997, the Company entered into a third strategic alliance and license agreement (the September 1997 agreement) with Schering-Plough to use genomics to discover and develop new pharmaceutical products to treat fungal infections. Under this agreement, the Company employed its bioinformatics, high-throughput sequencing and functional genomics capabilities to identify and validate genes and associated proteins as drug discovery targets that can be utilized by Schering-Plough to develop novel antifungal treatments. Schering-Plough has received exclusive access to the genomic information developed in the alliance related to two fungal pathogens, Candida albicans and Aspergillus fumigatus. Schering-Plough has also received exclusive worldwide rights to make, use and sell products based on the technology developed during the course of the research program. In return, Schering-Plough agreed to fund a research program through March 31, 2002. If all milestones are met, total payments to the Company will approximate $33.2 million, excluding royalties. Of the total potential payments, approximately $10.2 million represents contract research payments and $23.0 million represents milestone payments based on achievement of research and product development milestones. The Company has completed its research obligations under this alliance and has turned over validated drug targets and assays to Schering-Plough for high-throughput screening. A total of $12.2 million has been received through June 28, 2003.

Under the September 1997 agreement, the Company recognized approximately $6,000 and $0 in revenue during twenty-six week periods ended June 29, 2002 and June 28, 2003, respectively.

Under certain circumstances, the Company may have an obligation to give Schering-Plough a right of first negotiation to develop with the Company certain of its asthma and infectious disease related discoveries if it decides to seek a third party collaborator to develop such discoveries.

(c)    BIOMERIEUX

In September 1999, the Company entered into a strategic alliance with bioMerieux to develop, manufacture and sell in vitro diagnostic products for human clinical and industrial applications. As part of the alliance, bioMerieux purchased a subscription to the Company’s PathoGenomeTM Database, paid an up-front license fee, agreed to fund a research program for at least four years and pay royalties on future products. In addition, bioMerieux purchased $3.75 million of the Company’s common stock. The total amount of research and development funding, excluding subscription fees, approximates $5.2 million for the four-year term of this agreement. The research and development funding will be recognized as the research services are performed over the four-year term of the agreement. Approximately $4.9 million has been received through June 28, 2003.

The Company recognized approximately $297,000 in revenue during both thirteen-week periods ended June 29, 2002 and June 28, 2003, which consisted of alliance research revenue and amortization of the up-front license fees. For both twenty-six week periods ended June 29, 2002 and June 28, 2003, the Company recognized approximately $594,000 in revenue, which consisted of alliance research revenue and amortization of the up-front license fees.

(d)    WYETH

In December 1999, the Company entered into a strategic alliance with Wyeth to develop novel therapeutics for the prevention and treatment of osteoporosis. The alliance will focus on developing therapeutics, utilizing targets based on the characterization of a gene associated with a unique high bone mass trait.

The agreement provides for the Company to employ its established capabilities in positional cloning, bioinformatics and functional genomics in conjunction with Wyeth’s drug discovery capabilities and its expertise in bone biology and the osteoporotic disease process to develop new pharmaceuticals. Under the terms of the agreement, Wyeth agreed to pay an up-front license fee, milestone payments and fund a research program for a minimum of two years with an option to extend. On December 30, 2002, Wyeth exercised its option to extend the research program to December 2003. If the research program continues for its full term and substantially all of the milestone payments are met, total payments to the Company, excluding royalties, would exceed $119 million. Approximately $10.0 million has been received through June 28, 2003

The Company recognized approximately $261,000 and $278,000 in revenue during the thirteen-week periods ended June 29, 2002 and June 28, 2003, respectively, which consisted of alliance research revenue. The Company recognized approximately $523,000 and $546,000 in revenue during the twenty-six week periods ended June 29, 2002 and June 28, 2003, respectively, which consisted of alliance research revenue.

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

Under the terms of the agreement, Amgen will pay the Company an up-front license fee, and fund a multi-year research program, which includes milestone payments and royalties on sales of therapeutics products developed from this alliance. Contingent upon the success of the discovery, development and commercialization activities, Amgen may also purchase common shares of the Company. Amgen’s equity ownership in the Company will be limited to no more than 4.99% of the Company’s outstanding shares. If all milestones are met, total payments to the Company will approximate $67 million, excluding royalties if a single product is developed and a maximum of $104 million, excluding royalties, if more than one product is developed under the agreement. Of the total potential payments, approximately $59.0 million represents research payments, milestone payments and a license fee, and $8.0 million represents an equity investment in the Company by Amgen. Approximately $2.3 million has been received through June 28, 2003.

The Company will receive royalties on product sales ranging from 4%-10% depending on the level of those sales. We may elect to participate in the funding of the clinical development program, in which case we may co-promote the product in the U.S. and Canada and receive either increased royalties on sales or participate in profits from product sales in the U.S. and Canada.

The Company recognized approximately $769,000 in revenue during the thirteen week period ended June 28, 2003, and $1,633,000 during the twenty-six week period ended June 28, 2003. These revenues consisted of alliance research revenue and amortization of the up-front license fee.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	risks related to our lead product candidate, Ramoplanin, such as (i) our inability to obtain regulatory approval to commercialize Ramoplanin due to negative, inconclusive or insufficient clinical data and (ii) delays in the progress of our clinical trials for Ramoplanin, and increased cost, due to the pace of enrollment of patients in the trials or fluctuations in the infection rate of enrolled patients;

•	our inability or the inability of our alliance partners to successfully develop and obtain regulatory approval of products based on our genomics information;

•	our history of operating losses and our need to raise future capital to support our product development and research initiatives;

•	intensified competition from pharmaceutical or biotechnology companies that may have greater resources and more experience than us;

•	our inability to obtain or enforce our intellectual property rights; and

•	our dependence on key personnel.

In addition to the risk factors set forth above, you should consider the risks set forth in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and those set forth in other filings that we may make with the Securities and Exchange Commission from time to time.

Overview

We are a biopharmaceutical company focused on the discovery and development of pharmaceutical products for specialty markets. Our lead product candidate, Ramoplanin, is in development for the prevention, treatment and control of serious hospital-based infections. Ramoplanin is currently in a Phase III clinical trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE), and in a Phase II clinical trial for the treatment of Clostridium difficile-associated diarrhea (CDAD). Our biopharmaceutical portfolio also includes seven major product discovery and development alliances with pharmaceutical companies including Amgen, AstraZeneca, bioMérieux, Schering-Plough and Wyeth. During 2002, we also maintained a Genomics Services business, providing drug discovery services to pharmaceutical and biotechnology companies and to the National Human Genome Research Institute. As part of our continued evolution into a biopharmaceutical company, this business unit was divested in March 2003.

Our biopharmaceutical product candidates are all currently in development or discovery phases and are neither approved by the U.S. Food and Drug Administration nor available for commercial sale.

In October 2001, we acquired an exclusive license in the United States and Canada for a novel antibiotic, Ramoplanin, from Biosearch Italia S.p.A, which merged with Versicor Inc. (Versicor) in March 2003. Subsequently, Versicor changed its name to Vicuron Pharmaceuticals Inc. (Vicuron). We have assumed responsibility for the product development in the United States of Ramoplanin, currently in a Phase III clinical trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE), as well as a Phase II clinical trial to assess the safety and efficacy of Ramoplanin to treat Clostridium difficile-associated diarrhea (CDAD). For more detail on this project, see “Major Research and Development Projects—Ramoplanin” below.

Our primary sources of revenue are from alliance agreements with pharmaceutical company partners. Currently, we have seven major product discovery alliances, and we currently receive contract research funding from three of these alliances. For more detail on these alliances, see “Major Research and Development Projects—Biopharmaceutical Alliances” below.

In the first quarter of 2003 and past fiscal years, we have also received revenues from our Genomics Services business from selling, as a contract service business, high quality genomic sequencing information to our customers. As part of our continued evolution into a focused biopharmaceutical company, on March 14, 2003, we completed the sale of our Genomics Services business to privately held Agencourt Bioscience Corporation (Agencourt). As part of the agreement, we transferred our sequencing operations, including certain equipment and personnel to Agencourt. We received an up-front cash payment of $200,000 and shares of Agencourt’s common stock. We will also receive a percentage of revenues from commercial and government customers, transferred to Agencourt, for a period of two years from the date of sale. We retain rights to our PathoGenomeTM Database product, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers. Furthermore, we retain the capabilities necessary to satisfy the research needs of our existing product-focused alliances, as well as potential new alliances. We do not expect the sale of the Genomics Services business to have a significant impact on our net loss during the next two years, as a result of reductions in costs associated with this sale and our rights to receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years from the date of sale.

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

We have incurred significant operating losses since our inception. As of June 28, 2003, we had an accumulated deficit of approximately $148.4 million. Our losses are primarily from costs associated with prior operating businesses and research and development expenses. These costs have exceeded our revenues generated by our alliances, subscription agreements and government grants. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing, amount and type of funding. We expect to incur additional operating losses in the future.

Major Research and Development Projects

Ramoplanin

Our ongoing clinical trials and other development activities for Ramoplanin constitute our most significant research and development project comprising 23% of total research and development expenditures for fiscal 2001 (development activity and associated expense did not commence until the fourth quarter of 2001 upon our acquisition of an exclusive license for the product),

43% of total research and development expenditures for fiscal 2002, 38% of total research and development expenditures for the thirteen-week period ended June 29, 2002, 16% of total research and development for the thirteen-week period ended June 28, 2003, 39% of total research and development expenditures for the twenty-six week period ended June 29, 2002 and 37% of total research and development expenditures for the for the twenty-six week period ended June 28, 2003. Expenses for Ramoplanin comprise 44% of the total research and development expense since inception of the project.

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

As of June 28, 2003, the status of the Ramoplanin clinical program was as follows:

•	In a Phase III clinical trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE).

•	In a Phase II clinical trial to assess safety and efficacy of Ramoplanin to treat Clostridium difficile-associated diarrhea (CDAD).

•	Other supportive clinical trials, Chemistry Manufacturing Controls (CMC), and development activity, such as formulation, scale-up and validation, required for registration are ongoing or being planned.

The initial goal of the Ramoplanin program is to obtain marketing approval from the FDA for the VRE and CDAD indications. We are also likely to explore programs for other indications to be determined. The successful commercialization of Ramoplanin is subject to many risks and uncertainties, including delays in the progress of our clinical trials, and increased cost, due to the pace of enrollment of patients in the trials, our inability to obtain product approval due to negative, inconclusive or insufficient clinical data and our inability to successfully market our product due to competition from other competing drugs. As a result of these many risks and uncertainties, we can not predict when material cash inflows from our Ramoplanin project will commence, if ever. A failure to obtain a marketing approval for Ramoplanin and to successfully commercialize the drug would have a significant negative impact on our operations, financial position and liquidity.

Biopharmaceutical Alliances

A second major research and development project of ours is the support we provide to fulfill our research obligations with our pharmaceutical company partners under our strategic alliances.

The research and development expense to support these alliances was 30% of total research and development expenses in fiscal 2001, 16% of total research and development expenses in fiscal 2002, 16% of total research and development expenses for the thirteen-week period ended June 29, 2002, 34% of total research and development expenses for the thirteen-week period ended June 28, 2003, 17% of total research and development expenses for the twenty-six week period ended June 29, 2002 and 21% of total research and development expenses for the twenty-six week period ended June 28, 2003. Research and development expense to support our alliances was 36% of the total research and development expense from January 1, 1995 through June 28, 2003. 1995 was the year in which our first alliance was formed.

A summary of the specific biopharmaceutical alliances that compose our research and development program, including date initiated, alliance goal and status of each alliance, follows:

•	AstraZeneca, August 1995:

— Goal: Develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by Helicobacter pylori (H. pylori).

— Status: The contract research phase of the alliance concluded August 1999 and the program transitioned into AstraZeneca’s pipeline. The alliance is currently in the lead optimization phase.

•	Schering-Plough, December 1995:

— Goal: Identify new gene targets for the development of novel antibiotics utilizing the our Staphylococcus aureus (Staph. Aureus) genomic database.

—Status: We completed our research obligations in March 2002 and validated drug targets and assays were turned over to Schering-Plough and Schering-Plough has advanced the program into high-throughput screening.

•	Schering-Plough, December 1996:

— Goal: Develop new pharmaceuticals for the treatment of asthma through the identification of genes and associated proteins.

— Status: In December 2002, we completed our research obligations and Schering-Plough has advanced the program into high-throughput screening.

•	Schering-Plough, September 1997:

—Goal: Development of new pharmaceutical products to treat fungal infections.

—Status: In March 2002,we completed our research obligations, turning over validated drug targets and assays and Schering-Plough has advanced the program into high-throughput screening.

•	BioMerieux, September 1999:

—Goal: Develop, manufacture and sell in vitro pathogen diagnostics products for human clinical and industrial applications.

—Status: Contract research phase is ongoing.

•	Wyeth, December 1999:

—Goal: Develop drugs based on our genetic research to treat osteoporosis.

— Status: Contract research phase is ongoing and high-throughput screening has commenced.

•	Amgen, December 2002:

—Goal: Identify and develop novel therapeutic agents for bone diseases, including osteoporosis based on our genetic research.

— Status: Contract research phase is in 1st year and we are currently focusing on gene discovery.

Our ability to obtain the goal for each of these alliances is subject to numerous risks, including our inability to realize the potential of our initial discoveries due to scientific failures or lack of skilled personnel. In addition, we are heavily dependant upon our alliance partners to carry out clinical development and commercialization activities. Our success in achieving our goals and obtaining further milestone payments depends, for example, upon whether our alliance partner identifies any compounds, through high-throughput screening and lead optimization, that warrant clinical development, whether any such compounds demonstrate the required safety and efficacy in clinical trials in order to support a regulatory approval and whether they are able to successfully manufacture and commercialize the product. Due to these uncertainties, we can not be certain if we will obtain additional milestone payments under our alliances or predict when material cash inflows from products generated by these alliances will commence, if ever. A failure to obtain additional milestone payments and to advance our alliances towards product approvals would have a significant negative impact on our operations, financial position and liquidity.

Internally Funded Research Program

The Company conducts its own internally funded program, falling into two primary categories:

•	The discovery and research of potential drug candidates, primarily in the anti-infective area. Depending on the potential indication, we make a decision to develop the compound, partner it, or outlicense it to a third party. To date, our internal efforts have produced two novel lead series, which have reached the optimization stage.

•	The acquisition of assets, primarily population resources, combined with our disease gene identification platform with the goal of making discoveries that will facilitate new biopharmaceutical alliances.

As a combined category, these research efforts represented 47% of total research and development expenditures in fiscal 2001, 41% of expenditures in fiscal 2002, 46% of expenditures during the thirteen-week period ended June 29, 2002, 50% of expenditures during the thirteen-week period ended June 28, 2003, 44% of expenditures during the twenty-six week period ended June 29, 2002 and 42% of expenditures during the twenty-six week period ended June 28, 2003. These efforts comprised 50% of the total research and development expense during January 1, 1995 through June 28, 2003.

Our ability to obtain our goals for our internally funded research program is subject to numerous risks, including our inability to make new discoveries due to scientific failures or lack of skilled personnel and our inability to successfully license resources, such as population genetics data sets, for which there is intense competition. Even if we succeed in identifying novel lead series or making genetic discoveries related to a disease, we may not be successful in developing these discoveries further due to lack of internal resources and the inability to find a strategic partner in an increasingly competitive environment for strategic alliances. Due to all of these uncertainties, we can provide no assurance that we will ever receive any material cash inflows from this program.

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

Revenue Recognition

Biopharmaceutical revenues consist of license fees, contract research and milestone payments from alliances with pharmaceutical companies. GenomeVisionTM Services revenues consist of government grants, fees received from custom gene sequencing and analysis services and subscription fees from the PathoGenomeTM Database.

Revenues from contract research, government grants, and custom gene sequencing and analysis services are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. The percentage of services performed related to contract research, government grants and custom gene sequencing and analysis services is based on the ratio of the number of direct labor hours performed to date to total direct labor hours the Company is obligated to perform under the related contract, as determined on a full-time equivalent basis. Revenues from PathoGenome DatabaseTM subscription fees are recognized ratably over the term of the subscription agreement.

Amounts received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is deemed to be substantive and the Company has no other performance obligations related to the milestone. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

Clinical Trial Expense Accrual

Our clinical development trials related to Ramoplanin are primarily performed by outside parties. It is not unusual at the end of each accounting period for us to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. During the second quarter of 2003, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties as of June 28, 2003, resulting in a $3 million reduction in research and development expenditures in the second quarter of 2003. We believe that the estimates that we made as of June 28, 2003 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that the timing or cost of the Ramoplanin clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Results of Operations

Thirteen-Week Periods Ended June 29, 2002 and June 28, 2003

Revenues

Total revenues decreased 71% from $5,985,000 for the thirteen-week period ended June 29, 2002 to $1,710,000 for the thirteen-week period ended June 28, 2003.

Biopharmaceutical revenues decreased 24% from $1,928,000 for the thirteen-week period ended June 29, 2002 to $1,457,000 for the thirteen-week period ended June 28, 2003, which reflects lower contract research revenue as a result of the completion last year of our research obligations with Schering-Plough, partially offset by contract research revenue received from a new alliance with Amgen, which we entered into in December 2002.

Revenues from Genomics Services decreased 94% from $4,057,000 for the thirteen-week period ended June 29, 2002 to $253,000 for the thirteen-week period ended June 28, 2003 primarily due to the expiration of our government grants with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects, as well as the sale of our Genomics Services business to Agencourt. We expect that our revenues will continue to be lower in comparison to last year as a result of the sale of the Genomics Services business.

Costs and Expenses

Total costs and expenses increased 10% from $14,174,000 for the thirteen-week period ended June 29, 2002 to $15,525,000 for the thirteen-week period ended June 28, 2003. Cost of services decreased from $3,699,000 for the thirteen-week period ended June 29, 2002 to $0 for the thirteen-week period ended June 28, 2003 due to the sale of the Genomics Services business to Agencourt.

Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expense primarily consist of salaries and related expenses and cost of material used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 48% from $8,287,000 for the thirteen-week period ended June 29, 2002 to $4,338,000 for the thirteen-week period ended June 28, 2003. This decrease was primarily due to the reduction in our effort in early-stage product discovery and development research programs of approximately $1,484,000, as well as a reduction in expenses incurred in our clinical development of Ramoplanin of approximately $2,465,000. The reduction in clinical development expenses reflects primarily a reduction in our accrual for clinical trial expenditures to outside parties of $3,043,000, partially offset by higher support expenditures, such as personnel, consulting and material costs of approximately $578,000.

As part of our effort to reduce costs and expenses, we discontinued our research effort in early-stage target discovery and development programs in the area of bacterial and fungal infections. As a result, we eliminated 23 full-time positions and recorded a restructuring charge of approximately $3,991,000 in the second quarter of 2003, of which approximately $291,000 was related to a reduction in work force, such as severance costs and outplacement services and approximately $3,700,000 of impairment charges related to the value of laboratory and computer equipment no longer used in operations.

During the thirteen-week period ended June 28, 2003, we also recorded a one-time charge to convertible debt retirement expense of approximtaely $5,528,000 for the early conversion of convertible notes payable issued to two institutional investors in March 2002, which consisted of $3,862,000 for the fair value of the incremental shares issued under the Amendment, Redemption and Exchange Agreement dated June 4, 2003 with the investors, $150,000 for the incremental fair value of the exchange warrants using the Black-Scholes option pricing model, as well as $562,000 of unamortized closing costs related to the original agreement with the investors and $954,000 of unamortized cost related to the value of the original warrants issued to the investors.

Selling, general and administrative expenses decreased 24% from $2,188,000 for the thirteen-week period ended June 29, 2002 to $1,669,000 for the thirteen-week period ended June 28, 2003 primarily reflecting a reduction in support staff, legal and hiring fees.

Other Income and Expense

Interest income decreased 70% from $495,000 for the thirteen-week period ended June 29, 2002 to $148,000 for the thirteen-week period ended June 28, 2003 reflecting lower interest rate yields from investments, as well as a decrease in funds available for investment.

Interest expense decreased 58% from $628,000 for the thirteen-week period ended June 29, 2002 to $262,000 for the thirteen-week period ended June 28, 2003 reflecting lower interest expense incurred during the current quarter due to the early retirement of the convertible notes, as mentioned above, as well as the pay-off of an equipment financing arrangement in the first quarter of 2003.

Twenty-six Week Periods Ended June 29, 2002 and June 28, 2003

Revenues

Total revenues decreased 63% from $12,149,000 for the twenty-six week period ended June 29, 2002 to $4,449,000 for the twenty-six week period ended June 28, 2003.

Biopharmaceutical revenues decreased 33% from $4,362,000 for the twenty-six week period ended June 29, 2002 to $2,911,000 for the twenty-six week period ended June 28, 2003, which reflects lower contract research revenue as a result of the completion last year of our research obligations with Schering-Plough, partially offset by sponsored research revenue from our new alliance with Amgen, which we entered into in December 2002.

Revenues from Genomics Services decreased 80% from $7,788,000 for the twenty-six week period ended June 29, 2002 to $1,538,000 for the twenty-six week period ended June 28, 2003 primarily due to the expiration of our government grants with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects, as well as the sale of our Genomics Services business to Agencourt. We expect that our revenues will continue to be lower in comparison to last year as a result of the sale of the Genomics Services business.

Costs and Expenses

Total costs and expenses decreased 4% from $27,491,000 for the twenty-six week period ended June 29, 2002 to $26,368,000 for the twenty-six week period ended June 28, 2003. Cost of services decreased 73% from $7,112,000 for the twenty-six week period ended June 29, 2002 to $1,903,000 for the twenty-six week period ended June 28, 2003 due to the sale of the Genomics Services business to Agencourt in March 2003.

Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expense primarily consist of salaries and related expenses and material cost used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 31% from $16,133,000 for the twenty-six week period ended June 29, 2002 to $11,053,000 for the twenty-six week period ended June 28, 2003. This decrease was primarily due to the reduction in our effort in early-stage product discovery and development research programs totaling $2,471,000, decrease in cost and expenses associated with the decrease in biopharmaceutical revenue of approximately $444,000, as well as a reduction in expenses incurred in the clinical development of Ramoplanin of approximately $2,164,000. The reduction in clinical development expenses reflects primarily a reduction in our accrual for clinical trial expenditures to outside parties of $3,043,000, partially offset by higher support expenditures such as personnel, consulting and material costs of $879,000.

As part of our effort to reduce costs and expenses, we discontinued our research effort in early-stage target discovery and development programs in the area of bacterial and fungal infections. As a result, we eliminated 23 full-time positions and recorded a restructuring charge of approximately $3,991,000 in the second quarter of 2003, of which approximately $291,000 was related to a reduction in work force, such as severance costs and outplacement services and approximately $3,700,000 of impairment charges related to the value of laboratory and computer equipment no longer used in operations.

During the second quarter of 2003, we also recorded a one-time charge to convertible debt retirement expense of $5,528,000 for the early conversion of convertible notes payable issued to two institutional investors in March 2002, which consisted of $3,862,000 for the fair value of the incremental shares issued under the Amendment, Redemption and Exchange Agreement dated June 4, 2003 with the investors, $150,000 for the incremental fair value of the exchange warrants using the Black-Scholes option pricing model, as well as $562,000 of unamortized closing costs related to the original agreement with the investors and $954,000 of unamortized cost related to the value of the original warrants issued to the investors.

Selling, general and administrative expenses decreased 8% from $4,246,000 for the twenty-six week period ended June 29, 2002 to $3,893,000 for the twenty-six week period ended June 28, 2003 primarily reflecting reduction in support staff and personnel related expenditures.

Other Income and Expense

Interest income decreased 63% from $1,026,000 for the twenty-six week period ended June 29, 2002 to $380,000 for the twenty-six week period ended June 28, 2003 reflecting lower interest rate yields from investments, as well as a decrease in funds available for investment.

Interest expense increased 15% from $844,000 for the twenty-six week period ended June 29, 2002 to $972,000 for the twenty-six week period ended June 28, 2003. The increase in interest expense reflects higher interest expense of approximately $94,000 associated with the sale of convertible notes payable in March 2002, which historically has been paid out in the form of shares in our common stock, and approximately $106,000 related to higher amortization of issuance costs and warrants issued in connection with these convertible notes payable. These increases in interest expense were partially offset by lower interest expense of approximately $72,000 related to a payoff of an equipment financing arrangements in the first quarter of 2003.

For the twenty-six week period ended June 29, 2002, we recorded a gain on the sale of fixed assets of $58,000. For the twenty-six week period ended June 28, 2003, we recorded a loss on the sale of fixed assets of $132,000, primarily reflecting the transfer of fixed assets associated with the Genomics Services business to Agencourt.

Liquidity and Capital Resources

Our primary sources of cash have been payments received from product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases and proceeds from the sale of debt and equity securities.

As of June 28, 2003, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $27,895,000. On March 5, 2002, we sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. Additionally, we are obligated to issue a warrant to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share to our placement agent in this transaction. The warrant is exercisable over a three-year term which commenced upon the closing of the notes payable transaction. This warrant was valued, using the Black-Scholes option pricing model, at $244,000. This amount is included in deferred issuance costs and will be amortized to interest expense over the term of the convertible notes payable.

On June 4, 2003, we entered into an Amendment, Redemption and Exchange Agreement with the two institutional investors providing for (a) the redemption in cash of a portion of the 6% Convertible Notes due December 31, 2004, (b) the conversion of the remaining portion of the convertible notes into our common stock and the (c) issuance to the investors of new warrants in exchange for warrants previously held by the investors.

Under the terms of the agreement, we redeemed an aggregate of $10,000,000 in principal amount of the convertible notes for a cash payment of $10,000,000 to the investors, and the related accrued and unpaid interest on such principal amount of the convertible notes for a cash payment of an aggregate of $254,795 to the investors. The conversion price of the remaining $5,000,000 in principal amount of the convertible notes was amended to equal $2.5686 per share and the investors converted the remaining amount of the convertible notes, plus related accrued and unpaid interest, into shares of our common stock. We also issued new warrants in exchange for the warrants that were previously issued to the investors. The new warrants have a term of five years from the issuance date, are immediately exercisable and allow the investors to purchase in the aggregate up to 486,646 shares of our common stock at an exercise price of $3.71 per share. The new warrants include provisions for adjustment of the exercise price and the number of shares issuable upon exercise in the event of stock splits, stock dividends, reverse stock splits, and issuances by us of shares of our capital stock at prices below the exercise price or the fair market value of the common stock if higher than such exercise price. We had also granted the investors a right of participation to purchase up to 33.33% of the amount of securities sold to investors in non-registered or “shelf” capital raising transactions (subject to certain exceptions), provided that if any such transaction exceeds $15,000,000, then for the portion of the transaction that exceeds $15,000,000, the investors have the right to purchase up to 20% of such excess amount sold to investors. In addition, each investor shall have the right to purchase at least $1,000,000 of securities in any such transaction. The rights described in this paragraph are effective until the second anniversary of the closing date of the transaction.

We have a loan agreement under which we have financed certain office and laboratory equipment and leasehold improvements. We had approximately $2,042,000 outstanding under this borrowing arrangement at June 28, 2003. This amount is repayable over the next 19 months, with $1,167,000 repayable over the next 12 months. Under this arrangement, we are required to maintain certain financial ratios, including minimum levels of unrestricted cash. We had no additional borrowing capacity under this financing agreement at June 28, 2003.

Our operating activities used cash of approximately $12,729,000 and $12,607,000 for the twenty-six week periods ended June 29, 2002 and June 28, 2003, respectively. Cash used in our operating activities for the twenty-six week period ended June 28, 2003 was due primarily to an increase in our net loss, as well as decreases in accounts payable, accrued expenses, clinical trial expense accrual and deferred revenue. These uses of cash were partially offset by decreases in interest receivable, accounts receivable, unbilled costs and fees, prepaid expenses and other current assets, as well as non-cash expenses, such as depreciation and amortization, restructuring charges, convertible debt retirement expenses and interest expense.

Our investing activities used cash of approximately $318,000 for the twenty-six week period ended June 29, 2002 and provided cash of approximately $23,105,000 for the twenty-six week period ended and June 28, 2003. Cash provided by our investing activities for the twenty-six week period ended June 28, 2003 was primarily through the conversion of marketable securities to cash and cash equivalents, proceeds received from the sale of property and equipment, as well as a reduction in other assets related to the expensing of the deferred financing costs associated with the convertible notes payable described above, partially offset by purchases of marketable securities and equipment.

Capital expenditures totaled $106,000 for the twenty-six week period ended June 28, 2003 primarily consisting of purchases of laboratory and computer equipment. We currently estimate that we will acquire no more than $300,000 in capital equipment in 2003 consisting of office and computer equipment, and additions to leasehold improvements.

Our financing activities provided cash of approximately $15,864,000 for the twenty-six week period ended June 29, 2002 primarily from proceeds received from the sale of convertible notes payable totaling $15 million in gross proceeds, proceeds received from entering into an additional loan agreement for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit, as well as proceeds received from issuances of stock under the employee stock purchase plan. These proceeds from financing activities were partially offset by payments of long-term obligations of $2,908,000. Our financing activities used cash of approximately $11,443,000 for the twenty-six week period ended June 28, 2003, primarily due to the retirement of the $15 million convertible notes payable through a $10 million cash payment and conversion of $5 million into our shares of common stock. We issued 1,945,586 shares of our common stock related to this transaction. Our financing activities also used cash of approximately $2,462,000 for payments of other long-term obligations. These uses of cash were partially offset by the proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan totaling approximately $406,000, as well as proceeds received of approximately $613,0000, net of legal costs, from a settlement of a Section 16 claim with an investor.

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

We plan to continue to invest in our internal research and development programs, primarily in our lead candidate, Ramoplanin, currently in a Phase III clinical trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE), and a Phase II clinical trial to assess the safety and efficacy of Ramoplanin to treat Clostridium difficile-associated diarrhea (CDAD). We expect to incur approximately $12-14 million in clinical development expenditures during 2003.

We believe that our existing capital resources are adequate for approximately fourteen months under our current rate of investment in research and development. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We plan to continue to explore opportunities to reduce our costs, including the formation of additional alliances and partnerships aimed at reducing unsponsored research.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2002, included in the Company’s Form 10-K for the year ended December 31, 2002. There have been no material changes in the first six months of 2003 to such risks or our management of such risks.

ITEM 4:    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.    Changes in Securities

On June 4, 2003, the Company entered into an Amendment, Redemption and Exchange Agreement with two institutional investors providing for, among other things, (i) the conversion into the Company’s common stock of $5 million, and related accrued but unpaid interest, of the $15 million principal amount of 6% convertible notes due December 31, 2004 that were held by the investors and (ii) the issuance of new warrants in exchange for warrants that were held by the investors. Pursuant to the conversion of the note described in (i) above, the Company issued, under the exemptions in Section 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, an aggregate of 1,996,184 shares of its common stock to the investors. Pursuant to the exchange of warrants described in (ii) above, the Company issued, under the exemption in Section 3(a)(9) of the Securities Act of 1933, as amended, new warrants to purchase in the aggregate up to 486,646 shares of the Company’s common stock at an exercise price of $3.71 per share. Additional information on the transaction is available on our Current Report on Form 8-K filed on June 5, 2003.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 8, 2003. At the meeting, shareholders took the following actions:

1)    Election of Directors

	For	Withheld
Marc B. Garnick	21,162,407	216,314
Robert J. Hennessey	21,316,712	62,009
Philip J. Leder	21,320,666	58,055
Lawrence Levy	21,158,976	219,745
Steven M. Rauscher	21,316,662	62,059
William S. Reardon	21,316,836	61,885
Norbert G. Reidel	21,166,755	211,966
David K. Stone	21,319,086	59,635

2)    To approve an amendment to the Company’s 2000 Employee Stock Purchase Plan, as amended, authorizing an additional 250,000 shares of common stock, par value $0.10 per share, reserved for issuance under the plan.

For	Against	Abstain
20,938,086	366,952	73,683

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer.

(b)	Reports on Form 8-K

The following Forms(s) 8-K were filed or furnished to the Commission:

Report on Form 8-K filed May 14, 2003 to report that the Company issued a press release announcing its financial results for its first fiscal quarter ended March 29, 2003.

Report on Form 8-K filed on June 5, 2003 to report that the Company entered into an Amendment, Redemption and Exchange Agreement with each of Smithfield Fiduciary LLC and The Tail Wind Fund Ltd.

Report on Form 8-K filed on June 13, 2003 to report that the Company had established a stock sale plan with Robert J. Hennessey, former Chief Executive Officer and Chairman, and current member of the Company’s Board of Directors, in accordance with Securities and Exchange Commission Rule 10b5-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

GENOME THERAPEUTICS CORP.

/s/ STEPHEN COHEN
Stephen Cohen, Senior Vice President & Chief Financial Officer (Principal Financial Officer) August 12, 2003

GENOME THERAPEUTICS CORP. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Principal Executive Officer .

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Principal Financial Officer.

The above referenced exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.