Form 10-Q
period 2004-03-27
OSCIENT PHARMACEUTICALS CORP
filed 2004-05-11
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 27, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 0-10824

OSCIENT PHARMACEUTICALS CORPORATION

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	74,383,975 Shares
$0.10 PAR VALUE	Outstanding May 10, 2004

OSCIENT PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2003	March 27, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$20,969,292	$41,658,941
Marketable securities (held-to-maturity)	4,595,740	41,230,153
Marketable securities (available-for-sale)	3,100,000	—
Interest receivable	138,189	887,693
Accounts receivable	257,389	415,868
Unbilled costs and fees	78,899	766,064
Inventory	—	4,968,174
Prepaid expenses and other current assets	41,953	637,010

Total current assets	29,181,462	90,563,903

Property and Equipment, at cost:
Laboratory and scientific equipment	12,573,855	12,665,065
Leasehold improvements	7,516,159	7,541,513
Equipment and furniture	1,240,682	1,321,086

	21,330,696	21,527,664

Less—Accumulated depreciation	18,009,495	18,182,331

	3,321,201	3,345,333

Restricted cash	—	3,696,840
Long-term marketable securities (held-to-maturity)	—	8,969,429
Notes receivable	6,238,219	—
Other assets	1,775,433	142,785
Intangible assets, net	—	73,960,287
Goodwill	—	55,601,061

	$40,516,315	$236,279,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$1,166,667	$1,540,726
Accounts payable	1,523,633	2,379,718
Accrued expenses	3,483,308	8,046,907
Accrued facilities impairment charge	—	2,384,012
Clinical trial expense accrual	3,652,604	5,268,491
Deferred revenue	458,333	33,076

Total current liabilities	10,284,545	19,652,930

Long-term Liabilities:
Long-term obligations, net of current maturities	291,666	22,309,647
Accrued facilities impairment charge	—	14,105,403
Other long-term liabilities	—	166,681

Shareholders’ Equity:
Common stock and additional paid-in capital	185,875,163	362,645,324
Accumulated deficit	(155,564,152)	(175,043,476)
Other shareholders’ equity	(370,907)	(7,556,871)

Total shareholders’ equity	29,940,104	180,044,977

	$40,516,315	$236,279,638

See Notes to Consolidated Condensed Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Week Period Ended
	March 29, 2003	March 27, 2004
Revenues:
Biopharmaceutical	$1,454,357	$1,661,145
Genomics Services	1,284,693	100,000

Total revenues	2,739,050	1,761,145

Costs and Expenses:
Cost of services	1,902,561	—
Research and development	6,715,440	5,631,869
Write-off of in-process research and development	—	11,704,396
Selling, general and administrative	2,224,364	3,851,183

Total costs and expenses	10,842,365	21,187,448

Loss from operations	(8,103,315)	(19,426,303)

Other Income (Expense):
Interest income	232,079	192,057
Interest expense	(710,452)	(295,812)
Gain (loss) on sale of fixed assets	(130,001)	41,684
Other Income	—	9,050

Net Other Income (Expense)	(608,374)	(53,021)

Net loss	$(8,711,689)	$(19,479,324)

Net Loss per Common Share:
Basic and diluted	$(0.37)	$(0.35)

Weighted Average Common Shares Outstanding:
Basic and diluted	23,595,026	56,150,083

See Notes to Consolidated Condensed Financial Statements.

OSCIENT PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen-Week Period Ended
	March 29, 2003	March 27, 2004
Cash Flows from Operating Activities:
Net loss	$(8,711,689)	$(19,479,324)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	867,855	315,622
Non-cash interest expense	153,181	113,374
Non-cash write-off of in process technology at merger	—	11,704,396
(Gain) loss on disposal of equipment and leasehold improvements	130,001	(41,685)
Amortization of deferred compensation	347,170	1,013,180
Changes in assets and liabilities —	—	—
Interest receivable	366,336	(749,504)
Accounts receivable	1,902,970	815,880
Unbilled costs and fees	(151,599)	(687,165)
Prepaid expenses and other current assets	(210,593)	(136,355)
Accounts payable	(1,665,547)	26,529
Accrued expenses	(1,035,878)	613,285
Clinical trial expense accrual	2,406,856	1,615,887
Deferred revenue	(168,418)	(425,257)
Accrued facilities impairment charge	—	(510,708)
Accrued long-term interest payable	—	166,681

Net cash used in operating activities	(5,769,355)	(5,645,164)

Cash Flows from Investing Activities:
Cash flow impact related to merger	—	(14,989,074)
Purchases of marketable securities	(4,059,489)	(45,335,842)
Proceeds from sale of marketable securities	13,933,000	2,832,000
Purchases of property and equipment	(106,445)	(84,292)
Proceeds from sale of property and equipment	257,902	48,900
Decrease in other assets	88,137	1,625,684
Decrease in intangible assets	—	714,282

Net cash provided by (used in) investing activities	10,113,105	(55,188,342)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	80,864,186
Proceeds from exercise of stock options	730	859,114
Proceeds from issuance of stock under the employee stock purchase plan	259,654	136,470
Payments on long-term obligations	(2,170,398)	(336,615)

Net cash provided by (used in) financing activities	(1,910,014)	81,523,155

Net Increase in Cash and Cash Equivalents	2,433,736	20,689,649
Cash and Cash Equivalents, beginning of period	14,228,507	20,969,292

Cash and Cash Equivalents, end of period	$16,662,243	$41,658,941

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$247,216	$15,757

Income tax paid during period	$7,462	$989

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain (loss) on marketable securities	$(4,994)	$—

Issuance of common stock related to interest payable under convertible notes	$453,699	$—

Deferred compensation related to unvested stock options at merger	$—	$7,701,247

Notes receivable and accrued interest forgiven at merger	$—	$6,268,795

Issuance of common stock related to merger	$—	$74,878,945

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$—	$19,533,549

See Notes to Consolidated Condensed Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) BASIS OF PRESENTATION

These consolidated condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated condensed financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2003 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 5, 2004.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oscient Pharmaceuticals Corporation and its subsidiaries (the Company) is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. On February 6, 2004, the Company completed its merger with Genesoft Pharmaceuticals Inc. (Genesoft), a privately-held pharmaceutical company based in South San Francisco. The Company’s product portfolio is now led by the FDA-approved fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis. On April 13, 2004, the Company changed its name from Genome Therapeutics Corp. to Oscient Pharmaceuticals Corporation.

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

The Company’s preclinical development programs include an oral peptide deformylase inhibitor series for the potential treatment of respiratory tract infections as well as development of a FACTIVE intravenous formulation. We also have six pharmaceutical alliances focused on the discovery and development of novel therapeutics for chronic human diseases and certain infectious diseases. These alliances were formed in previous years based on our genomics drug discovery expertise. It is no longer our focus to pursue gene discovery or additional partnerships of this type.

The Company’s strategic goal is to supplement its existing product and clinical candidates with additional therapeutic opportunities, either through in-licensing or through mergers with, and acquisitions of, appropriate companies. The Company merged with Genesoft not only to supplement our product pipeline, but also to gain access to leading industry experts that will play a critical role in future product and business development efforts.

The accompanying consolidated condensed financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated condensed financial statements.

(a) Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Collaborative Securities Corp. (a Massachusetts Securities Corporation) and Genesoft Pharmaceuticals. All intercompany accounts and transactions have been eliminated in consolidation.

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

Amounts received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is non-refundable, deemed to be substantive and the Company has no other performance obligations related to the milestone. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

(c) Clinical Trial Expense Accrual

Our clinical development trials related to Ramoplanin are primarily performed by outside parties. It is not unusual at the end of each accounting period for us to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. We believe that the accrual that we made as of March 27, 2004 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that the timing or cost of the Ramoplanin clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

For the clinical development of Ramoplanin, the Company recorded expenses of approximately $3,392,000, and $4,306,000 for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively.

(d) Property and Equipment

The Company records property, plant and equipment at cost. The Company depreciates its property, over their estimated useful lives using the straight-line method. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets.

Estimated Useful Life
Laboratory Equipment	5 Years
Computer Equipment & Licenses	3 Years
Office Equipment	5 Years
Furniture & Fixtures	5 Years

Depreciation expense was approximately $868,000 and $316,000 for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively.

(e) Inventory

Inventory is stated at the lower of cost (first in, first out) or market (net realizable value). As of March 27, 2004, inventory consists entirely of finished FACTIVE tablets for sample and commercial sale.

(f) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 5,300,647 and 10,553,384 shares of the Company’s common stock during the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively.

(g) Concentration of Credit Risk

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total revenues:

	Number of Significant Customers	Percentage of Total Accounts Receivable
		A	B	C	D	E
Thirteen-week period ended:
March 29, 2003	4	36%	—	10%	13%	28%
March 27, 2004	2	38%	—	—	—	55%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their aggregate percentage of the Company’s total accounts receivable:

	Percentage of Total Accounts Receivable
	A	B	C	D	E
As of:
December 31, 2003	21%	64%	—	—	—
March 27, 2004	77%	11%	—	—	10%

(h) Use of Estimates

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

(i) Financial Instruments

The estimated fair value of the Company’s financial instruments, which includes cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and long-term debt, approximates the carrying values of these instruments.

(j) Reclassifications

The Company has reclassified certain prior-year information to conform with current year’s presentation.

(k) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses in marketable securities. For the thirteen week period ended March 29, 2003, the Company recorded approximately $5,000 to comprehensive loss related to the decrease in fair market value of common shares. For the period ended March 27, 2004, net loss equaled comprehensive loss.

(l) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. To date, the Company has viewed its operations and manages its business as principally two operating segments: genomics services and biopharmaceutical. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s two operating segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States. (See Note 5).

	Genomics Services	Biopharmaceutical	Total
Thirteen week period ended March 29, 2003—
Revenues	$1,284,693	$1,454,357	$2,739,050
Gross profit (loss)	(617,868)	588,255	(29,613)
Company-funded research & development costs	—	5,849,338	5,849,338

Thirteen week period ended March 27, 2004—
Revenues	$100,000	$1,661,145	$1,761,145
Gross profit	100,000	642,472	742,472
Company-funded research & development costs	—	4,613,196	4,613,196

Prior to the sale in 2003, the measure of gross profit for the Genomics Services segment is the total segment revenues less cost of services. After March 2003, we only receive royalties from such business. The measure of gross profit for the Biopharmaceutical segment is equal to total segment revenues less externally funded research and development costs related to the Company’s alliance arrangements and government research grants. The Company does not allocate assets by operating segment.

(m) Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment by comparing the future undiscounted cash flows from the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

The Company also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment.

(n) Pro Forma Disclosure of Stock-based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure”, for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Thirteen Week Period Ended
	March 29, 2003	March 27, 2004
Net loss as reported	$(8,711,689)	$(19,479,324)

Add: Stock-based employee compensation cost, included in the determination of net loss as reported	347,170	1,013,180

Less: Total stock-based compensation expense determined under the fair value method for all employee awards	(568,798)	(897,950)

Pro forma net loss	$(8,933,317)	$(19,364,094)

Basis and diluted net loss per share
As reported	$(0.37)	$(0.35)

Pro forma	$(0.38)	$(0.34)

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in the future periods. Therefore, the pro forma effects on 2003 and 2004 net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

(3) MERGER WITH GENESOFT PHARMACEUTICALS, INC. AND SALE OF COMMON STOCK

On February 6, 2004, the Company completed its acquisition of Genesoft, a privately-held company located in South San Francisco. The purchase price of approximately $108 million was paid through by the issuance of approximately 25.2 million shares of the Company’s common stock to existing Genesoft common stockholders and promissory note holders and the issuance of options to purchase approximately 3.4 million shares for Genesoft stock options and warrants assumed in the merger. In connection with the merger, the Company assumed approximately $22 million in Genesoft debt, through the issuance of 5% convertible promissory notes. Such notes are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $6.6418 per share.

Concurrent with the merger, the Company sold 16.8 million shares of its common stock at $5.25 per share resulting in net proceeds received of approximately $81 million.

The following is a summary of the Company’s preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The results of the appraisal report are preliminary at this time. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired tangible and intangible assets. The Company is also completing its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 “Recognition of Liabilities in connection with a Purchase Business Combination”. The Company will finalize the purchase price allocation after it receives the final appraisal report, completes its analysis of assumed liabilities, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different that the Company’s preliminary estimate as presented below:

Assets:
Current Assets	$6,683
Property & Equipment	263
Intangible Assets Subject to Amortization	74,675
Restricted Cash	3,697
In-Process Research & Development	11,704
Goodwill	55,601

Total assets acquired	$152,623

Liabilities:
Current Liabilities	$5,199
Long Term Liabilities	22,310
Accrued Facility Costs	16,887

Total Liabilities acquired	$44,396

Net Assets acquired	$108,227

The valuation of the purchased intangible assets of $74.7 million was based on the result of a valuation using the income approach and applying a risk–adjusted discount rate of between 15% to 22%. The valuation of purchased intangible assets include Genesoft’s lead product and developed technology, FACTIVE, valued at $69.5 million, an orally administered, broad-spectrum fluoroquinolone antibiotic which was approved by the FDA for the treatment of acute bacterial exacerbation of chronic bronchitis (ABECB) and community-acquired pneumonia (CAP) of mild to moderate severity. The valuation of purchased intangible assets also includes the value of a manufacturing and supply agreement for FACTIVE with a third party of $5.2 million. Both intangibles will be amortized over the life of the patent which is approximately 16 years.

At the time of acquisition, management approved a plan to integrate certain Genesoft facilities into existing operations. Included in the purchase price allocation is a restructuring charge of approximately $18,328,000, which includes $1,441,000 in severance-related costs and $16,887,000 in facility lease impairment costs. Through March 27, 2004, the Company paid $562,000 against the accrual for severance-related costs and $397,000 against the facility lease costs.

Additionally, the Company recorded approximately $7,701,000 of deferred compensation related to the intrinsic value of unvested options issued in exchange for options assumed in the merger. The Company recorded approximately $476,000 in amortization of deferred compensation through March 27, 2004.

Supplemental Pro Forma Information:

The unaudited pro forma combined condensed statements of operations for the thirteen weeks ended March 27, 2004 and March 29, 2003 gives effect to the acquisition of Genesoft as if the acquisition of Genesoft had occurred on January 1, 2004 and 2003, respectively.

The unaudited pro forma combined condensed statements of operations are not necessarily indicative of the financial results that would have occurred if the Genesoft acquisition had been consummated on January 1, 2003 nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statements of operations are based upon available information and upon certain assumptions that Oscient’s management believes are reasonable. The Genesoft acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statements of operations.

	Thirteen Weeks Ended (In thousands, except per share data)
	March 27, 2004 (Actual)	March 27, 2004 (Pro forma)	March 29, 2003 (Actual)	March 29, 2003 (Pro forma)
Revenue	$1,761	$2,194	$2,739	$3,801
Total costs and expenses	21,187	24,108	10,842	18,175

Net loss	$(19,479)	$(21,914)	$(8,712)	$(14,374)

Weighted average number of shares – basic and diluted	56,150	56,150	23,595	35,410

Net loss per share	$(0.35)	$(0.39)	$(0.37)	$(0.41)

The pro-forma adjustments include additional amortization expense of $595 for the thirteen week period ended March 27, 2004 and $1,785 for the thirteen week period ended March 29, 2003 related to deferred compensation and intangible assets.

(4) RESTRUCTURING PLAN

As part of our effort to reduce costs and expenses, the Company adopted a plan in 2003 to substantially reduce its research effort in internally funded early-stage drug discovery programs under its biopharmaceutical operating segment. Under this plan, the Company eliminated 43 full-time positions and recorded a restructuring charge of approximately $5.3M in 2003 and $147,000 for the thirteen week period ended March 27, 2004. The following table displays the restructuring activity and liability balance included in accrued expenses.

Year Ended December 31, 2003

	Balance at December 31, 2002	Charges	Cash Payments	Asset Impairment	Stock Option Compensation	Balance at December 31, 2003
Termination benefits	$—	$1,507,521	$(708,489)	$—	$(186,791)	$612,241
Asset impairment	—	3,749,741	—	(3,749,741)	—	—

	$—	$5,257,262	$(708,489)	$(3,749,741)	$(186,791)	$612,241

Thirteen Week Period Ended March 27, 2004

	Balance at December 31, 2003	Charges	Cash Payments	Asset Impairment	Stock Option Compensation	Balance at March 27, 2004
Termination benefits	$612,241	$147,487	$(283,034)	$—	$(9,646)	$467,048
Asset impairment	—	—	—	—	—	—

	$612,241	$147,487	$(283,034)	$—	$(9,646)	$467,048

Costs of termination benefits relate to severance packages, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options for employees affected by the initiative. The remaining termination benefits will be paid out during the first seven months of 2004. The Company’s decision to terminate certain research programs and to vacate laboratory space was deemed to be impairment indicators under SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded during the second quarter of 2003 to adjust the carrying value of the related long-lived assets to their net realizable value. The Company sold a portion of these long-lived assets and recorded a gain of approximately $352,000 through March 27, 2004. At March 27, 2004, the net realized value of the remaining long-lived assets on hand was approximately $392,000, which the Company plans to sell these assets over the next nine months.

The following table displays the restructuring liability recorded as part of purchase accounting related to the Genesoft acquisition:

Thirteen Week Period Ended March 27, 2004

	Balance at December 31, 2003	Liability recorded	Cash Payments	Amortization	Balance at March 27, 2004
Termination benefits	$—	$1,440,685	$(561,635)	—	$879,050
Lease liability	—	16,886,749	(510,709)	113,374	16,489,414

	$—	$18,327,434	$(1,072,344)	$113,374	$17,368,464

In addition, the Company recorded interest expense of $113,374 in connection with the amortization of the lease liability. The Company recorded the lease liability at its net present value, accordingly, the Company recorded interest expense associated with the amortization of this liability.

(5) SALE OF GENOMICS SERVICES AND INTELLECTUAL PROPERTY

(a) Sale of Genomics Services

Genomics Services revenue consists of government sequencing grants, fees and royalties received from custom gene sequencing and analysis and subscription fees from PathoGenome™ Database.

On March 14, 2003, the Company completed the sale of its genomics services business to Agencourt Bioscience Corporation (Agencourt). As part of the Asset Purchase Agreement, the Company transferred its gene sequencing operations, including both commercial and government customer contracts and certain personnel and equipment, to Agencourt in exchange for an upfront cash payment of $200,000 and shares of Agencourt common stock. The Company will also receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years after the date of sale. The Company retains rights to its PathoGenome™ Database, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers.

As discussed above, the Company will receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years after the date of sale. Accordingly, the cash flows from the genomics services group will not have been completely eliminated from the ongoing operations of the Company as a result of the disposal transaction. As a result, the sale does not initially qualify as a “discontinued operation” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 27, 2004, the Company has recognized approximately $684,000 in royalties from Agencourt.

(b) Sale of Intellectual Property

In December 2003, the Company sold its pending applications related to the organism Streptococcus pneumoniae to Aventis Pasteur for a one-time cash payment of $3,000,000. The Company has recorded the gain on the sale as other income in its Consolidated Statements of Operations for the year ended December 31, 2003.

(6) CASH EQUIVALENTS AND INVESTMENTS

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2003 and March 27, 2004, the Company’s investments included short-term and long-term marketable securities, the majority of which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. At March 27, 2004, the average maturity of the Company’s investments was approximately 6.4 months. Also, the Company had a net unrealized loss of $66,343, which is the difference between the amortized cost and the fair value of the held-to-maturity investments.

At March 27, 2004, the Company’s short-term marketable securities (held-to-maturity) included shares of common stock of Agencourt received in connection with the Asset Purchase Agreement with Agencourt dated March 14, 2003. Such investments are carried at cost which approximates market value.

At December 31, 2003 and March 27, 2004, the Company’s cash and cash equivalents and investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
December 31, 2003
Cash and Cash Equivalents:
Cash	$17,208,907	$—	$—	$17,208,907
Debt securities	3,760,385	325	(1,335)	3,759,375

Total cash and cash equivalents	$20,969,292	$325	$(1,335)	$20,968,282

Investments (held-to-maturity):
Short-term marketable securities	$4,595,740	$692	$(2,985)	$4,593,447

Investments (available-for-sale):
Short-term marketable securities	$3,100,000	$—	$—	$3,100,000

March 27, 2004
Cash and Cash Equivalents:
Cash	$30,882,141	$—	$—	$30,882,141
Debt securities	10,776,800	441	(3,486)	10,773,755

Total cash and cash equivalents	$41,658,941	$441	$(3,486)	$41,655,896

Investments (held-to-maturity):
Short-term marketable securities	$41,230,153	$—	$(47,324)	$41,182,829
Long-term marketable securities	8,969,429	2,488	(18,462)	8,953,455

Total investments (held-to-maturity)	$50,199,582	$2,488	$(65,786)	$50,136,284

(7) NOTE RECEIVABLE

At the time of the signing of the merger agreement with Genesoft on November 17, 2003, the Company made a bridge loan of $6.2 million with an interest rate of 5% per annum to Genesoft pursuant to a promissory note. This note receivable and related interest owed was forgiven in the merger and accordingly, included in the purchase price of this merger transaction

(8) LONG-TERM OBLIGATIONS

On June 4, 2003, the Company entered into an Amendment, Redemption and Exchange Agreement with two institutional investors providing for (i) the redemption in cash of a portion of the 6% Convertible Notes due December 31, 2004, (ii) the conversion of the remaining portion of the convertible notes into common stock of the Company and (iii) the issuance to the investors of new warrants in exchange for warrants previously issued to the investors.

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

In February 2002, the Company entered into a loan agreement for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. This loan is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate (1.20% at March 27, 2004) plus 1.50%. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. As of March 27, 2004, $1.2 million was outstanding under the loan agreement, and the Company was in compliance with all of the covenants.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes. These notes are convertible into our common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, following the one year anniversary of the closing of the merger, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to them by Genesoft.

(10) MAJOR RESEARCH AND DEVELOPMENT PROJECTS

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

Under the terms of our agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for FACTIVE bulk drug. LG Life Sciences is expected to supply the FACTIVE bulk drug substance from its manufacturing facility in South Korea. LG Life Sciences has an agreement with SB Pharmco pursuant to which SB Pharmco will supply finished FACTIVE product to LG Life Sciences. The term of this agreement ends on June 30, 2004 but, subject to the satisfaction of certain requirements, may be extended by LG Life Sciences to September 30, 2004. We are currently in discussions with new providers of finished products to assume these responsibilities for subsequent periods. We estimate that it will take 12 to 18 months to qualify a new provider of finished products. We expect to obtain quantities of FACTIVE tablets from SB Pharmco that will provide us with sufficient inventory until the new provider can be qualified. We are also in the process of building a sales and marketing force in order to permit the launch of FACTIVE tablets in the summer of 2004. Since the launch of FACTIVE tablets is expected to take place in the summer of 2004, we do not expect sales of FACTIVE tablets to have a significant impact on the Company’s revenues in 2004.

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

For the clinical development of Ramoplanin, the Company recorded an expense of approximately $3,392,000 and $4,306,000 during the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively.

(11) RESEARCH AND DEVELOPMEMT AND ALLIANCES

Research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials and supplies used and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. The Company charges all research and development expenses to operations as incurred. The research and development efforts performed for the Company’s alliance partners generally consist of sequencing services and related research activities. The Company’s revenue recognition policy for the funding received for these services and research activities is disclosed in the Company’s policy discussed in Note 1(b). The Company is generally compensated for its research and development efforts by its alliance partners on a full-time equivalent basis. Accordingly, the services provided to the Company’s alliance partners are generally limited to the performance of a specified number of hours of research. As a result, the Company manages the research efforts related to the Company’s alliances through an analysis of direct labor hours and the consideration received on a per full-time equivalent basis.

The Company does not track actual costs related to each of its alliances or its internal research and development programs and as a result, this information is not available. The Company does, however, track total costs in the aggregate for its alliance arrangements separately from its internal research and development programs. During the thirteen week periods ended March 29, 2003 and March 27, 2004, the Company incurred expenditures of approximately $866,000 and $1,019,000, respectively, related to its alliances.

The Company has completed its alliances with Astrazeneca, Schering-Plough, Biomerieux, and Wyeth in order to discover, research, develop and commercialize products. Potential revenues (exclusive of royalty payments earned upon the successful commercialization of products) earned by the Company generally included an upfront license fee, sponsored /contract research payments and research and development and regulatory approval milestone payments. Those future payments are earned primarily through the achievement of research, development and regulatory approval milestones. The Company’s ability to earn those future milestone payments depends primarily upon whether our alliance partner identifies any compounds, through high-throughput screening and lead optimization, that warrant clinical development, whether any such compounds demonstrate the required safety and efficacy in clinical trials in order to support a regulatory approval and whether they are able to successfully manufacture and commercialize the product. It is uncertain whether we will earn those milestone payments due to numerous factors, including the risk of failure inherent in complex research and development programs, potential delays in clinical trials, negative, inconclusive or insufficient clinical data or the emergence of superior competitor products that may lead to abandonment of the program. The Company has not recognized any royalty revenue to date under these arrangements.

In December 2002, the Company entered into a strategic alliance with Amgen, Inc. to identify and develop novel therapeutic agents for bone diseases, including osteoporosis. In January 2004, both companies agreed to conclude the research collaboration effective April 7, 2004. With the conclusion of this research program, the Company will retain certain intellectual property and licensing rights related to its gene discovery. Under this alliance, the Company received approximately $5.7 million through March 27, 2004, consisting of $5.2 million in research payments, a milestone payment and a license fee and $500,000 in an equity investment in the Company by Amgen. The Company recognized approximately $769,000 and $960,000, in revenue during the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively, which consisted of alliance research revenue and amortization of the up-front license fee.

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

In addition to the risk factors set forth above, you should consider the risks set forth in Exhibit 99.1 to this Report on Form 10-Q and those set forth in other filings with the Securities and Exchange Commission. We undertake no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances.

Overview

We are a biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California.

The merger with Genesoft was accounted for as a purchase by us under accounting principles generally accepted in the United States. Under the purchase method of accounting, we are considered the acquirer and the assets and liabilities of Genesoft were recorded, as of the date of the merger, February 6, 2004, at their respective fair values and added to those of our Company. Reported financial condition and results of operations of our Company issued after February 6, 2004 will reflect Genesoft’s balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Genesoft. Following February 6, 2004, the earnings of the combined company will reflect purchase accounting adjustments, including in-process research and development charges and amortization and depreciation expense for acquired tangible and intangible assets. The most significant of the intangible assets identified will have finite lives and relate to FACTIVE. These amounts will be amortized over their expected useful lives. Goodwill will also be recorded, however, pursuant to SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but subject to annual impairment review.

Our product portfolio is now led by the FDA-approved fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis. For the near term, we intend to focus our efforts on the launch of commercial sales of FACTIVE tablets for these indications. We anticipate the launch of FACTIVE will occur in the summer of 2004.

In addition, we are developing a novel investigational antibiotic candidate, Ramoplanin, which is currently in clinical trials for the prevention and treatment of serious hospital-acquired infections. Ramoplanin is in a Phase III trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci and in a Phase II trial for the treatment of Clostridium difficile-associated diarrhea.

In the first quarter of 2003 and past fiscal years, we also received revenues from our genomics services business from selling, as a contract service business, high quality genomic sequencing information to our customers. As part of our continued evolution into a focused biopharmaceutical company, on March 14, 2003, we completed the sale of our genomics services business to privately held Agencourt Bioscience Corporation (Agencourt). As part of the agreement, we transferred our sequencing operations, including certain equipment and personnel to Agencourt. We received an up-front cash payment of $200,000 and shares of Agencourt’s common stock. We will also receive a percentage of revenues from our former commercial and government customers, transferred to Agencourt, for a period of two years from the date of sale. We retain rights to our PathoGenome™ Database product, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers. We do not expect the sale of the genomics services business to have a significant impact on our net loss.

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

In December 2003, we sold our pending patent applications related to the organism Streptococcus pneumoniae to Aventis Pasteur for a one-time cash payment of $3,000,000. We have recorded this payment as other income in our Consolidated Statements of Operations for the year ended December 31, 2003.

Previously, we received payments from our product discovery alliances based on license fees, contract research and milestone payments during the term of our alliances. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our product discovery partner to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. We anticipate that we will also generate revenue from the sale of FACTIVE tablets following its launch in the summer of 2004.

We have incurred significant operating losses since our inception. As of March 27, 2004, we had an accumulated deficit of approximately $175.0 million. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts, preclinical testing and clinical trials

Major Research and Development Projects

FACTIVE (gemifloxacin mesylate) Tablets

Our ongoing clinical trials and other development activities for the FACTIVE product for the thirteen week period ended March 27, 2004 totaled approximately $16,000. Development activity and associated expense for this product did not commence until the first quarter of 2004 following our acquisition of an exclusive license for the product.

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

Under the terms of our agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for FACTIVE bulk drug. LG Life Sciences is expected to supply the FACTIVE bulk drug substance from its manufacturing facility in South Korea. LG Life Sciences has an agreement with SB Pharmco pursuant to which SB Pharmco will supply finished FACTIVE product to LG Life Sciences. The term of this agreement ends on June 30, 2004 but, subject to the satisfaction of certain requirements, may be extended by LG Life Sciences to September 30, 2004. We are currently in discussions with new providers of finished products to assume these responsibilities for subsequent periods. We estimate that it will take 12 to 18 months to qualify a new provider of finished products. We expect to obtain quantities of FACTIVE tablets from SB Pharmco that will provide us with sufficient inventory until the new provider can be qualified. We are also in the process of building a sales and marketing force in order to permit the launch of FACTIVE tablets in the summer of 2004. Since the launch of FACTIVE tablets is expected to take place in the summer of 2004, we do not expect sales of FACTIVE tablets to have a significant impact on our revenues in 2004.

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

Our ability to successfully launch FACTIVE tablets in the summer of 2004 is subject to a number of risks, including the results of the Phase IV trial described above, our ability to successfully hire the sales and marketing staff needed for the launch, the ability of our manufacturing partners to timely produce the needed quantities of the drug in compliance with regulations and competition in the marketplace from competing anti-infective products. If we are unable to successfully launch FACTIVE tablets in the summer of 2004, our operations, financial position and liquidity would be negatively affected to a significant, and possibly material, degree.

We are also seeking to expand the commercial opportunities for FACTIVE through additional development and clinical study plans for the product. As part of the FACTIVE development program, several studies in the acute bacterial sinusitis, or ABS, arena were completed. We are in the process of discussing with the FDA activities related to the filing of an NDA. We anticipate filing an NDA for this indication in 2005. Our ability to achieve this goal, however, is subject to a number of risks, including safety risks related to the drug, such as rash, our ability to hire qualified clinical development and regulatory personnel and the possibility that the FDA may find that our clinical data fails to establish that the drug is effective or safe to treat this indication. As a result of these many risks and uncertainties, we can not predict when material cash inflows from our ABS program will commence, if ever. If we fail to meet our goal of filing the NDA by 2005 our market for FACTIVE will be restricted and this would have a negative impact on our operations, financial position and liquidity.

In addition, we are developing an intravenous formulation of gemifloxacin. We expect that this intravenous formulation will undergo a Phase I bioequivalence study in the coming months. Pending a successful outcome of the first study, we plan to conduct a single Phase III trial of the intravenous formulation before pursuing market approval from the FDA.

Ramoplanin

Our ongoing clinical trials and other development activities for Ramoplanin has constituted our most significant research and development project comprising 50% and 77% of total research and development expenditures for thirteen week periods ended March 29, 2003 and March 27, 2004, respectively. Expenses for Ramoplanin comprise 49% of the total research and development expense since inception of the project.

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

As of March 27, 2004, the status of the Ramoplanin clinical program was as follows:

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

The research and development expense to support these alliances was 13% and 18% of total research and development expenses for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively. Research and development expense to support our alliances was 35% of the total research and development expense from January 1, 1995 through March 27, 2004. Our first alliance was formed in 1995.

A summary of the specific biopharmaceutical alliances that have composed our research and development program, including date initiated, alliance goal and status of each alliance, follows:

Biopharmaceutical Alliances	Goal	Status
AstraZeneca, August 1995	Develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by Helicobacter pylori (H. pylori).	The contract research phase of the alliance concluded in August 1999 and the program transitioned into AstraZeneca’s pipeline. The program is currently in the lead optimization phase.

Schering-Plough, December 1995	Identify new gene targets for the development of novel antibiotics utilizing our Staphylococcus aureus (S. aureus) genomic database.	We completed our research obligations in March 2002 and validated drug targets and assays were turned over to Schering-Plough. Schering-Plough has advanced the program into high-throughput screening for drug candidates.

Schering-Plough, December 1996	Develop new pharmaceuticals for the treatment of asthma through the identification of genes and associated proteins.	In December 2002, we completed our research obligations and Schering-Plough has advanced the program into high-throughput screening for drug candidates.

Schering-Plough, September 1997	Development of new pharmaceutical products to treat fungal infections.	We completed our research obligations in March 2002 and validated drug targets and assays were turned over to Schering-Plough. Schering-Plough has advanced the program into high-throughput screening for drug candidates.

bioMerieux, September 1999	Develop, manufacture and sell in vitro pathogen diagnostics products for human clinical and industrial applications.	In November 2003, we completed our contract research obligations under the terms of this agreement.

Wyeth, December 1999	Develop drugs based on our genetic research to treat osteoporosis.	In December 2003, we completed our research obligations and Wyeth has advanced the program into high-throughput screening for drug candidates.

Amgen, December 2002	Identify and develop novel therapeutic agents for bone diseases, including osteoporosis based on our genetic research	Both companies have agreed to conclude the research collaboration effective April 7, 2004. With the conclusion of this research program, we will retain certain intellectual property and licensing rights related to its gene discovery under this alliance.

Our ability to obtain the goal for each of these alliances is subject to numerous risks. We are heavily dependent upon our alliance partners to carry out product discovery, clinical development and commercialization activities. Our success in achieving our goals and obtaining further milestone payments depends, for example, upon whether our alliance partner identifies any compounds, through high-throughput screening and lead optimization that warrant clinical development, whether any such compounds demonstrate the required safety and efficacy in clinical trials in order to support a regulatory approval and whether they are able to successfully manufacture and commercialize the product. Due to these uncertainties, we can not be certain if we will obtain additional milestone payments under our alliances or predict when material cash inflows from products generated by these alliances will commence, if ever.

Internally Funded Research Program

As part of our strategic decision to concentrate on development and commercialization of our own products, we adopted a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this plan, we eliminated 43 full-time positions and recorded a restructuring charge of approximately $5.3 million through March 27, 2004. This charge consisted of a reduction in work force, such as severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations.

Prior to our strategic shift away from early stage drug discovery, we conducted our own internally funded research programs, falling into two primary categories:

•	The discovery and research of potential drug candidates, primarily in the anti-infective area. Depending on the potential indication, we have sought partners to support further development of our discoveries. To date, our internal efforts have produced two novel lead series, which have reached the optimization stage.

•	The acquisition of assets, primarily population resources, combined with our disease gene identification platform with the goal of making discoveries that would facilitate new biopharmaceutical alliances.

As a combined category, these research efforts represented 37% and 5% for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively. These efforts comprised 46% of the total research and development expense during January 1, 1995 through March 27, 2004.

Our current portfolio of internal drug discovery programs focuses on bacterial infections and the growing need to develop antibacterial compounds with novel mechanisms of action. Our research program is now focused on the optimization of second-generation, orally-available PDF inhibitors with the potential to target the broader community-based antibiotic market. Several compounds have been identified with improved properties, including good activity against H. influenzae. As a result of our strategic shift away from early stage discovery, it is our intent to form a partnership with another drug company to provide the funding and the expertise for the optimization effort for the PDF inhibitor program. Additionally, as a result of our previous internal drug discovery efforts, we have identified two novel chemical series ready to enter the lead optimization phase with a partner. These two lead series are aimed at novel, broad-spectrum targets and have the potential to be new classes of antibacterials. In addition to these lead compounds, we have identified hit series on six additional antimicrobial screens.

Our ability to obtain our goals for our previously funded internal drug discovery research programs is subject to numerous risks including our inability to find strategic partners in an increasingly competitive environment for strategic alliances. Even if we find strategic partners for these programs, the partners may not be successful in developing these discoveries further. Due to all of these uncertainties, we can provide no assurance that we will ever receive any material cash inflows from these programs.

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

Revenues from contract research, government grants, and custom gene sequencing and analysis services are recognized over the respective contract periods as the services are performed, provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. The percentage of services performed related to contract research, government grants and custom gene sequencing and analysis services is based on the ratio of the number of direct labor hours performed to date to total direct labor hours we are obligated to perform under the related contract, as determined on a full-time equivalent basis. Revenues from PathoGenome™ Database subscription fees are recognized ratably over the term of the subscription agreement.

Amounts received for license fees are deferred and recognized ratably over the performance period in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. Milestone payments will be recognized upon achievement of the milestone as long as the milestone is non-refundable, is deemed to be substantive and we have no other performance obligations related to the milestone. Unbilled costs and fees represent revenue recognized prior to billing. Deferred revenue represents amounts received prior to revenue recognition.

Clinical Trial Expense Accrual

Our clinical development trials related to Ramoplanin are primarily performed by outside parties. It is not unusual at the end of each accounting period for us to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the quarter ended March 27, 2004, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties, resulting in a favorable change in estimate in the accrual for clinical development expenditures. We believe that the estimates that we made as of March 27, 2004 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that the timing or cost of the Ramoplanin clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Subsequent Events

On May 5, 2004, we announced that we had agreed to sell $125 million in principal amount of our 3.5% senior convertible notes due April 15, 2011 in a private placement. The notes are convertible into our common stock at the option of the holders at an initial conversion price of $6.64 per share. The notes may be redeemed by us beginning on May 10, 2010. Also, we have granted the initial purchasers a 30-day right to purchase up to an additional $18,750,000 principal amount of the notes. The purchase of the $125 million senior convertible notes closed on May 10, 2004.

Results of Operations

Thirteen-Week Periods Ended March 29, 2003 and March 27, 2004

The results of operations for the thirteen-week period ended March 27, 2004 include the operations of Genesoft from February 6, 2004 to March 27, 2004.

Revenues

Total revenues decreased 36% from $2,739,000 for the thirteen-week period ended March 29, 2003 to $1,761,000 for the thirteen-week period ended March 27, 2004.

Biopharmaceutical revenues increased 14% from $1,454,000 for the thirteen-week period ended March 29, 2003 to $1,661,000 for the thirteen-week period ended March 27, 2004, primarily due to two new government grants with NIH which started in August 2003 along with Genesoft’s government grants with DARPA, partially offset by the reduction of revenues from alliances due to the conclusion of research agreements.

Revenues from Genomics Services decreased 92% from $1,285,000 for the thirteen-week period ended March 29, 2003 to $100,000 for the thirteen-week period ended March 27, 2004 primarily due to the expiration of our government grants with the National Human Genome Research Institute to participate in the Human Genome and Mouse (Rat) Genome sequencing projects, as well as the sale of our Genomics Services business to Agencourt. Revenues from the genomics services business will terminate in 2005 upon the expiration of our agreement with Agencourt.

There will be a shift in the revenue mix in 2004. We expect our revenues derived from both our biopharmaceutical alliance and genomics services to continue to decrease in comparison to prior years and an increase in product revenues as we launch the sale of our FACTIVE tablets in the summer of 2004.

Costs and Expenses

Total costs and expenses increased 95% from $10,842,000 for the thirteen-week period ended March 29, 2003 to $21,187,000 for the thirteen-week period ended March 27, 2004. Cost of services decreased from $1,903,000 for the thirteen-week period ended March 29, 2003 to $0 for the thirteen-week period ended March 27, 2004 due to the sale of the Genomics Services business to Agencourt.

Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 16% from $6,715,000 for the thirteen-week period ended March 29, 2003 to $5,632,000 for the thirteen-week period ended March 27, 2004. This decrease was primarily due to the reduction in expenses relating to our internally funded early-stage product discovery research programs of approximately $2,150,000.

As part of our merger with Genesoft, we recorded a one-time charge of $11,704,000 related to in-process research and development expenses associated with internally funded early-stage target discovery programs. The valuation of the in-process research and development of $11,704,000 represents a peptide deformylase inhibitor research program (PDF) for the development of GSQ-83698 and oral PDF inhibitors, licensed from British Biotech (now Vernalis) for the treatment of community-acquired infections. In-process research and development also includes three novel metalloenzyme bacterial targets from Vernalis that the combined company may elect to initiate a drug discovery program to develop therapeutics directed against these targets. This amount was determined in the allocation of the purchase price of Genesoft.

As part of our continued effort to restructure our internally funded research programs, we recorded a restructuring charge of approximately $147,000 for the thirteen week period ended March 27, 2004, consisting primarily of severance costs and outplacement services.

Selling, general and administrative expenses increased 73% from $2,224,000 for the thirteen-week period ended March 29, 2003 to $3,851,000 for the thirteen-week period ended March 27, 2004 primarily reflecting an increase in sales and marketing personnel to support the launch of FACTIVE and increases in support staff and personnel related expenditures, consulting fees and hiring expenses.

Other Income and Expense

Interest income decreased 17% from $232,000 for the thirteen-week period ended March 29, 2003 to $192,000 for the thirteen-week period ended March 27, 2004 reflecting lower interest rate yields from investments, as well as a decrease in average funds available for investment.

Interest expense decreased 58% from $710,000 for the thirteen-week period ended March 29, 2003 to $296,000 for the thirteen-week period ended March 27, 2004 due to the early retirement of the convertible notes payable, as well as the pay-off of an equipment financing arrangement in the first quarter of 2003.

For the thirteen week period ended March 29, 2003, we recorded a loss on the sale of fixed assets of $130,000 primarily due to the sale of genomics services business. For the thirteen week period ended March 27, 2004, we recorded a gain on the sale of fixed assets of $42,000, primarily reflecting the sale of laboratory and computer equipment, which were no longer used in operations.

Liquidity and Capital Resources

Our primary sources of cash have been payments received from product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases and proceeds from the sale of debt and equity securities.

As of March 27, 2004, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $91,858,000.

On May 10, 2004, we completed a convertible note offering resulting in net proceeds of $120,000,000 which includes approximately $12,344,000 of restricted cash for the first six interest payments due to noteholders.

On February 6, 2004, in conjunction with the merger with Genesoft, we sold 16.8 million shares of our common stock at $5.25 per share resulting in proceeds received of approximately $81 million, net of issuance costs. In October 2003, we completed a private placement of 5,220,000 shares of common stock at $2.5 per share resulting in proceeds to us of approximately $12.1 million, net of issuance costs. In connection with this private placement, we issued warrants to purchase 2,610,000 shares of our common stock at an exercise price of $3.48 per share, subject to certain adjustments. These warrants remain exercisable for a period of five years.

On June 4, 2003, we entered into an Amendment, Redemption and Exchange Agreement with two institutional investors providing for (a) the redemption in cash of a portion of the 6% Convertible Notes due December 31, 2004, (b) the conversion of the remaining portion of the convertible notes into our common stock and the (c) issuance to the investors of new warrants in exchange for warrants previously held by the investors.

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

On September 10, 2003, we sold 146,333 shares of our common stock to Amgen, a strategic alliance partner at the time of the issuance, resulting in gross proceeds of approximately $500,000.

We have a loan agreement under which we have financed certain office and laboratory equipment and leasehold improvements. We had approximately $1,167,000 outstanding under this borrowing arrangement at March 27, 2004. Under this arrangement, we are required to maintain certain financial ratios, including minimum levels of unrestricted cash. We had no additional borrowing capacity under this financing agreement at March 27, 2004.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes. These notes are convertible into our common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, following the one year anniversary of the closing of the merger, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to them by Genesoft.

Our operating activities used cash of approximately $5,769,000 and $5,645,000 for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively. Cash used in operating activities for the thirteen week period ended March 29, 2003 was due primarily to our net loss and decreases in accounts payable and accrued expenses and deferred revenue as well as increases in prepaid expenses and unbilled costs and fees. These uses of cash were partially offset by decreases in interest receivable, accounts receivable and non-cash expenses, such as depreciation and amortization and interest expense as well as increase clinical trial expense accrual. Cash used in our operating activities for the thirteen week period ended March 27, 2004 was due primarily to our net loss and increases in interest receivable, unbilled costs and fees, prepaid expenses and other current assets as well as increases in deferred revenue and accrued facility impairment charge. These uses of cash were partially offset by increases in accounts payable, accrued expenses, accrued interest payable, clinical trial expense accrual and decreases in accounts receivable and non-cash expenses, such as depreciation and amortization expense.

Our investing activities provided cash of approximately $10,113,000 for the thirteen week period ended March 29, 2003 and used cash of approximately $55,188,000 for the thirteen week period ended and March 27, 2004. Cash provided by our investing activities for the thirteen week period ended March 29, 2003 was primarily due to net proceeds of marketable securities of $9,934,000 and net proceeds from sale of property and equipment of $152,000. Cash used by our investing activities for the thirteen week period ended March 27, 2004 was primarily related to $14,989,000 of merger costs, net purchases of marketable securities of $42,504,000, and net purchases property and equipment of $35,000. These uses of cash were partially offset by decreases in other assets and intangible assets.

Capital expenditures totaled $106,000 and $84,000 for the thirteen week periods ended March 29, 2003 and March 27, 2004, respectively, primarily consisting of purchases of laboratory and computer equipment.

Our financing activities used cash of approximately $1,910,000 for the thirteen week period ended March 29, 2003 primarily due to payments of long-term obligations of $2,170,000, partially offset by proceeds received from the issuance of stock under the employee stock purchase plan. Our financing activities provided cash of approximately $81,523,000 for the thirteen week period ended March 27, 2004, primarily due to net proceeds from issuance of stock through private placement of $80,864,000, and proceeds from exercise of stock options of $859,000. These proceeds were partially offset by payments of long-term obligation of $337,000.

At December 31, 2003, we had net operating loss carryforwards of approximately $144,170,000 and $120,939,000, available to reduce federal and state taxable income, if any. In addition, we also had tax credit carryforwards of approximately $12,240,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited, in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

We believe that, under our current rate of investment in development programs, as well as our effort to launch FACTIVE, that our existing capital resources, including the $81 million received from the sale of our common stock in connection with our offering related to the merger with Genesoft and proceeds from our $125 million senior convertible notes offering completed on May 10, 2004, are adequate for at least thirty months of operations. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We expect to experience a significant increase in hiring as we build a sales and marketing organization in order to launch FACTIVE tablets, expand the medical/development organization to support additional FACTIVE development and commercialization, continue support for the development of Ramoplanin and build the infrastructure necessary to support these expansions. We would expect growth, particularly in the sales and marketing areas, to continue during 2004 and 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, each included in our Form 10-K for the year ended December 31, 2003, and in Exhibit 99.1 to this Report on Form 10-Q. Our Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 5, 2004. There have been no material changes in the first three months of 2004 to such risks or our management of such risks.

ITEM 4: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On February 6, 2004, in connection with our merger with Genesoft Pharmaceuticals, we issued, pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, an aggregate 4,813,547 shares of our common stock to existing holders of Genesoft promissory notes representing the payment of accrued interest and related amounts on the notes. We did not receive any proceeds from this transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of our shareholders in connection with our merger with Genesoft Pharmaceuticals was held on February 2, 2004. At the meeting, our shareholders took the following actions:

(i)	To approve the issuance of a total of 28,571,405 shares of our common stock pursuant to the merger agreement and the issuance of shares of our common stock upon the potential conversion of the convertible notes of ours, in an aggregate principal amount of $22,309,647, to be exchanged for Genesoft promissory notes in connection with the merger.

For	Against	Abstain
17,731,871	481,559	80,278

(ii)	To approve the Amendment to our Articles of Organization to increase the number of shares of our common stock we are authorized to issue from 50,000,000 to 175,000,000 shares of common stock.

For	Against	Abstain
28,157,783	1,086,667	87,161

(iii)	To authorize our board of directors, in the three month period following the date of the Special Meeting, to issue up to 20,000,000 shares of our common stock in order to raise capital to finance the combined company, subject to the terms and conditions described in the joint proxy statement/prospectus related to the merger.

For	Against	Abstain
17,093,153	1,094,514	95,941

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Description
10.1	License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 22, 2002.

10.2	Amendment No. 1 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated November 21, 2002.

10.3	Amendment No. 2 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated December 6, 2002.

10.4	Amendment No. 3 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 16, 2003.

10.5	Employment Agreement between Genome Therapeutics Corp. and Gary Patou dated January 11, 2004.

10.6	Amendment to Employment Agreement between Genome Therapeutics Corp. and Stephen Cohen dated February 5, 2004.

10.7	Amendment to Employment Agreement between Genome Therapeutics Corp. and Steven Rauscher dated February 5, 2004.

10.8	Separation Agreement between Genome Therapeutics Corp. and Martin Williams dated March 15, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer.

99.1	Risk Factors

b) Reports on Form 8-K

The following Reports on Form 8-K was filed or furnished to the Commission:

1)	Report on Form 8-K filed January 9, 2004 to report that the Company issued a press release announcing that the research collaboration with Amgen had concluded.

2)	Report on Form 8-K filed January 9, 2004 to report that the Company issued a press release announcing the sale of its pending patent applications relating to Streptococcus pneumoniae to Aventis Pasteur.

3)	Report on Form 8-K/A filed on January 30, 2004 to report that the Company and GeneSoft Pharmaceuticals, Inc. filed an amended joint proxy statement/prospectus on Form S-4/A (file no. 333-111171) relating to their merger.

4)	Report on Form 8-K filed on February 2, 2004 to report that the Company issued a press release announcing Nasdaq’s interpretation regarding the Company’s registered common stock offering.

5)	Report on Form 8-K filed on February 3, 2004 to report that the Company issued a press release announcing that the Securities and Exchange Commission declared effective its Registration Statement on Form S-3 (File No. 333-111273)

6)	Report on Form 8-K filed on February 10, 2004 to report that the Company completed the acquisition of GeneSoft Pharmaceuticals, Inc. pursuant to the terms of the Agreement and Plan of Merger and Reorganization.

7)	Report on Form 8-K filed March 8, 2004 to report that the Company issued a press release announcing its financial results for its fourth fiscal quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

Oscient Pharmaceuticals Corporation

/s/ Stephen Cohen
Stephen Cohen
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

May 11, 2004

OSCIENT PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 22, 2002.

10.2	Amendment No. 1 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated November 21, 2002.

10.3	Amendment No. 2 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated December 6, 2002.

10.4	Amendment No. 3 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 16, 2003.

10.5	Employment Agreement between Genome Therapeutics Corp. and Gary Patou dated January 11, 2004.

10.6	Amendment to Employment Agreement between Genome Therapeutics Corp. and Stephen Cohen dated February 5, 2004.

10.7	Amendment to Employment Agreement between Genome Therapeutics Corp. and Steven Rauscher dated February 5, 2004.

10.8	Separation Agreement between Genome Therapeutics Corp. and Martin Williams dated March 15, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer.

99.1	Risk Factors

The above referenced exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.