Form 10-Q/A
period 2004-03-27
OSCIENT PHARMACEUTICALS CORP
filed 2004-12-03
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	75,427,332 Shares
$0.10 PAR VALUE	Outstanding December 2, 2004

Introductory Note

This Quarterly Report on Form 10-Q/A replaces Exhibits 10.1, 10.3 and 10.4 of Form 10-Q filed on May 11, 2004.

PART II

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Description

10.1	License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 22, 2002.*

10.2	Amendment No. 1 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated November 21, 2002.†

10.3	Amendment No. 2 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated December 6, 2002.*

10.4	Amendment No. 3 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 16, 2003.*

10.5	Employment Agreement between Genome Therapeutics Corp. and Gary Patou dated January 11, 2004. †

10.6	Amendment to Employment Agreement between Genome Therapeutics Corp. and Stephen Cohen dated February 5, 2004. †

10.7	Amendment to Employment Agreement between Genome Therapeutics Corp. and Steven Rauscher dated February 5, 2004. †

10.8	Separation Agreement between Genome Therapeutics Corp. and Martin Williams dated March 15, 2004. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer.

99.1	Risk Factors†

*	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

†	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

Oscient Pharmaceuticals Corporation

/s/ Stephen Cohen

Stephen Cohen

Senior Vice President & Chief Financial Officer

(Principal Financial Officer)

December 3, 2004

OSCIENT PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 22, 2002.*

10.2	Amendment No. 1 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated November 21, 2002.†

10.3	Amendment No. 2 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated December 6, 2002.*

10.4	Amendment No. 3 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 16, 2003.*

10.5	Employment Agreement between Genome Therapeutics Corp. and Gary Patou dated January 11, 2004. †

10.6	Amendment to Employment Agreement between Genome Therapeutics Corp. and Stephen Cohen dated February 5, 2004. †

10.7	Amendment to Employment Agreement between Genome Therapeutics Corp. and Steven Rauscher dated February 5, 2004. †

10.8	Separation Agreement between Genome Therapeutics Corp. and Martin Williams dated March 15, 2004. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s Chief Financial Officer.

99.1	Risk Factors†

*	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

†	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2004.

5