Form 10-K
period 2004-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2005-03-16
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-10824

OSCIENT PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2297484
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1000 Winter Street Suite 2200, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (781) 398-2300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 26, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $329,200,000.

The number of shares outstanding of the registrant’s common stock as of March 10, 2005 was 76,383,155.

Documents Incorporated By Reference. Portions of the registrant’s proxy statement for use at its Annual Meeting to be held May 25, 2005 incorporated by reference into Part III.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Oscient Pharmaceuticals to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described under the heading “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.    Business

Overview

We are a biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We are currently a commercial-stage biopharmaceutical company focused on expanding our business in the primary care physician marketplace in the United States. In September of 2004, we launched our first product, the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets. Additionally, we have two product candidates for the hospital marketplace in the United States currently in development.

The Company’s lead product, marketed in primary care, is the fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, FDA-approved for the treatment of community-acquired pneumonia of mild-to-moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The commercial sale of FACTIVE began in September 2004. FACTIVE is also being studied in a Phase III study to explore shorter duration therapy for CAP and we are in discussions with the FDA regarding an additional indication acute bacterial sinusitis (ABS) for FACTIVE.

Our hospital product portfolio includes a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of a serious hospital-acquired infection. Ramoplanin has been studied in a Phase II trial for the treatment of Clostridium difficile-associated diarrhea (CDAD) and we are currently in discussions with the FDA in connection with a special protocol assessment for the design of a Phase III program for the indication. Additionally, we have an intravenous formulation of FACTIVE in development, intended for use in hospitalized patients with pneumonia.

On February 6, 2004, we announced the completion of our merger with GeneSoft Pharmaceuticals, Inc. (Genesoft), a privately-held, pharmaceutical company based in South San Francisco, California pursuant to which, among other things, we acquired the rights to commercialize FACTIVE. Following that merger, we renamed the Company, from Genome Therapeutics to Oscient Pharmaceuticals, and began focusing on the development and commercialization of our own products. We retain a number of pre-clinical assets based on the prior business strategies of both Genome Therapeutics and Genesoft Pharmaceuticals. These include an oral peptide deformylase inhibitor series for the potential treatment of respiratory tract infections. We also have rights to potential future milestone and royalty payments under several pharmaceutical alliances focused on the development of novel therapeutics and diagnostics for chronic human diseases and certain infectious diseases.

Business Strategy

Our goal is to become a leading biopharmaceutical company focused on the clinical development and commercialization of new therapeutics. The key elements of our strategy to achieve this goal are as follows:

Expanded Marketing and Further Development of FACTIVE Tablets

Our primary business focus is the commercialization of FACTIVE in the U.S. for treating community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. We have built a sales and marketing infrastructure focused on the primary care physician marketplace to support commercialization and plan to pursue additional indications for FACTIVE, as well as new formulations of the product.

Building our Primary Care Business Through New Products

We will continue to explore ways of expanding our primary care commercial offerings and product portfolio through the co-promotion, licensing or acquisition of complementary products and product candidates.

Building a Hospital Business—Clinical Development of Ramoplanin and intravenous FACTIVE

Our lead product candidate is our novel antibiotic, Ramoplanin. We are advancing the clinical program of Ramoplanin toward a Phase III trial for the treatment of Clostridium difficile-associated diarrhea. The intravenous form of FACTIVE, for use in hospitalized patients, is also in development.

Capturing Value in Legacy Assets

We are exploring avenues for capturing value in our preclinical oral peptide deformylase inhibitor compounds, most likely through a partner. We also continue to monitor the progress of our pharmaceutical alliance partners and explore the possibility of selling intellectual property retained from the prior businesses of Genome Therapeutics and Genesoft Pharmaceuticals.

Pharmaceutical Programs

We have three ongoing product programs. Our lead program is FACTIVE oral tablets, for which we are seeking to supplement our current FDA approved claims by pursuing additional indications and treatment regimens. Our portfolio also includes Ramoplanin, a novel antibiotic in clinical development for the treatment of Clostridium difficile-associated diarrhea (CDAD) and the intravenous form of FACTIVE.

Our preclinical legacy assets include an oral peptide deformylase inhibitor series retained from Genesoft Pharmaceuticals and the rights to potential future milestone and royalty payments under five alliances based on the prior genomics discovery business of Genome Therapeutics (a summary of the biopharmaceutical alliances is included in the MD&A).

Infectious Diseases Market

Infectious diseases represent the second leading cause of death worldwide accounting for over 14 million deaths each year. Bacterial infections are the sixth leading cause of death in the U.S. Antibacterials represent the largest segment of the anti-infective market, with an estimated $27 billion in total worldwide sales.

The principal structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class, which also includes extended-spectrum penicillins, cephalosporins and carbapenems, was first developed in the 1940s. Nalidixic acid, the earliest member of the fluoroquinolone class, was discovered in the

1960s. Major advances were made in the 1970s with the development of new beta-lactams and in the 1980s with the development of new fluoroquinolones and macrolides.

Bacterial resistance to existing antibiotics has been increasing in recent years, leading to bacterial infection recurrences, treatment failures and higher costs. These factors have fueled a growing need for more effective products in existing antibiotic classes, as well as for products with new mechanisms of action.

Community-Acquired Respiratory Tract Infections (FACTIVE Tablets)

Acute Bacterial Exacerbations of Chronic Bronchitis: Chronic bronchitis is a health problem associated with significant morbidity and mortality. It is estimated that chronic bronchitis affects up to 13 million individuals or approximately 4% to 6% of adults in the United States. Patients with chronic bronchitis are prone to frequent exacerbations, characterized by increased cough and other symptoms of respiratory distress. Longitudinal studies have estimated that 1 to 4 exacerbations occur each year in patients with chronic bronchitis, and such exacerbations are estimated to account for approximately 12 million physician visits per year in the U.S. Antibiotic therapy, the standard treatment for acute bacterial exacerbations of chronic bronchitis, or AECB, is typically effective in reducing the course of illness for patients.

Community-Acquired Pneumonia: Community-acquired pneumonia, or CAP, is a common and serious illness in the United States. The 3 to 4 million reported cases per year of CAP result in approximately 10 million physician visits, 1 million hospitalizations, approximately 64 million days of restricted activity and 45,000 deaths annually. Antibiotics are the mainstay of treatment for most patients with pneumonia, and where possible, antibiotic treatment should be specific to the pathogen responsible for the infection and individualized. However, since the responsible pathogen is not identified in a high proportion of patients with CAP, physicians usually take an empiric approach to treatment in the first instances. Over the last decade, resistance to penicillin and macrolides has increased significantly, and in many cases, fluoroquinolones are now recommended as a first line of therapy due to their efficacy against a wide range of respiratory pathogens, including many antibiotic resistant strains. The most recent treatment guidelines from the Infectious Diseases Society of America recommend fluoroquinolones as a first line treatment for certain higher-risk patients with CAP.

FACTIVE Tablets

We have the marketing rights for gemifloxacin in North America and most of Europe under the brand name FACTIVE (gemifloxacin mesylate) tablets. Gemifloxacin is a member of the fluoroquinolone class of antibiotics. In April 2003, FACTIVE was approved by the FDA for the treatment of AECB and CAP of mild to moderate severity. In July 2003, FACTIVE was also approved by the FDA to treat CAP caused by multi-drug resistant Streptococcus pneumoniae, or S. pneumoniae, a growing clinical concern. Multi-drug resistant S. pneumoniae, or MDRSP, is defined as S. pneumoniae resistant to two or more of the following antibiotics: penicillin, second-generation cephalosporins (such as cefuroxime), macrolides, tetracyclines, and trimethoprim/sulfamethoxazole. FACTIVE was the first antimicrobial approved for this indication. In April of 2004, FACTIVE received marketing approval in Canada for the treatment of AECB.

FACTIVE has potent in vitro activity against a wide range of Gram-positive, Gram-negative and atypical pathogens, including key respiratory pathogens, such as S. pneumoniae, Haemophilus influenzae and Moraxella catarrhalis. FACTIVE is bactericidal at clinically achievable concentrations. Gemifloxacin, the active ingredient in FACTIVE, targets two enzymes in bacteria and has minimum inhibitory concentrations, or MICs, as low as 0.03 µg/ml for S. pneumoniae. In clinical trials, FACTIVE was administered to 6,775 patients and had a good overall safety and tolerability profile comparable to other currently marketed antibiotics. FACTIVE has been the subject of over 200 scientific publications. Among the research published are data indicating the drug’s ability to reduce the number of AECB recurrences over a six-month period following treatment.

Within the antibiotic market, fluoroquinolones, a product class with close to $3 billion in annual sales in the U.S. in 2004, have been gaining market share at the expense of older antibiotics, according to NDC Health. This is a trend that is expected to continue as resistance to older antibiotic classes increases. Due to its microbiological activity and clinical efficacy, FACTIVE represents an alternative choice for the treatment of certain respiratory tract infections.

Mechanism of Action: FACTIVE tablets act by inhibiting bacterial DNA synthesis through the inhibition of both DNA gyrase and topoisomerase IV, two enzymes essential for bacterial growth and survival. Strains of S. pneumoniae showing mutations in both DNA gyrase and topoisomerase IV (double mutants) are resistant to most fluoroquinolones. Since gemifloxacin has the ability to inhibit both target enzymes at therapeutically relevant drug levels, some of these S. pneumoniae double mutants remain susceptible to FACTIVE. FACTIVE is also active against many strains of S. pneumoniae that are resistant to other classes of antibiotics. There is no known bacterial cross-resistance between gemifloxacin and any other class of antimicrobials.

Clinical Efficacy: The clinical program for FACTIVE included 14 Phase III trials in respiratory tract infections. FACTIVE was studied for the treatment of acute bacterial exacerbation of chronic bronchitis in three pivotal, double-blind, randomized, active-controlled clinical trials using 320 mg once daily for 5 days. In these non-inferiority studies, a total of 826 patients received treatment with FACTIVE tablets and 822 patients received treatment with an active comparator, namely levofloxacin, clarithromycin or amoxicillin/clavulanate. The primary endpoint was clinical response at follow-up. The results for the principal Phase III AECB studies demonstrated that FACTIVE given once daily for 5 days was at least as effective as the comparators given for 7 days. The clinical success rates for each of these three trials were as follows:

FACTIVE tablets 5 days (320 mg): 88.2% FACTIVE tablets 5 days (320 mg): 86.0% FACTIVE tablets 5 days (320 mg): 93.6%	Levofloxacin 7 days (500 mg): 85.1% Clarithromycin 7 days (500 mg 2 times/day, or bid): 84.8% Amoxicillin/clavulanate 7 days (500 mg/125 mg, 3 times/day, or tid): 93.2%

FACTIVE was also studied for the treatment of community-acquired pneumonia (CAP) in three double-blind, randomized, active-controlled clinical studies, one open, active-controlled study, and two uncontrolled studies. In total, 1,349 patients with CAP were treated with FACTIVE, including 1,037 patients treated for 7 days, while 927 patients were treated with an active comparator. The primary endpoint for each of these three trials was clinical response at follow-up.

The results of these studies showed that gemifloxacin was effective in the treatment of mild to moderate CAP. The clinical success rates for FACTIVE in studies with a fixed 7-day duration ranged from 89% to 92%. In the pivotal CAP comparator study, a 7-day treatment regimen of FACTIVE tablets 320 mg once daily was shown to be as effective as a 10-day treatment course of amoxicillin/clavulanate (500 mg/125 mg tid). The clinical success rates for the two treatment arms were:

FACTIVE tablets 7 days (320 mg): 88.7%	Amoxicillin/clavulanate 10 days (500 mg/125 mg tid): 87.6%

Clinical studies showed that FACTIVE was effective in the treatment of CAP due to penicillin-resistant S. pneumoniae, or PRSP. Of 11 patients with PRSP treated with FACTIVE for 7 days, 100% achieved both clinical and bacteriological success at follow-up. FACTIVE is also effective in the treatment of CAP due to MDRSP. In clinical trials, of 22 patients with MDRSP treated with FACTIVE for 7 days, 19 (87%) achieved both clinical and bacteriological success at follow-up. FACTIVE was the first antibiotic approved to treat mild to moderate CAP caused by this multi-drug resistant organism.

Competitive Advantages: We believe the competitive advantages of FACTIVE tablets include:

•	FACTIVE has been shown in in vitro studies to be active against many bacterial isolates resistant to other classes of antibiotics, and was the first antibiotic approved to treat community-acquired pneumonia of mild to moderate severity caused by multi-drug resistant S. pneumoniae.

•	FACTIVE has a dual mechanism of action in bacteria, targeting two enzymes essential for bacterial growth and survival at therapeutically relevant drug levels, and as a result we believe has low in vitro potential for resistance generation.

•	FACTIVE can be dosed once daily, with short courses of therapy for both AECB (5 days) and CAP (7 days).

•	FACTIVE has patent protection into 2019, longer than any currently marketed fluoroquinolone or other antibiotic widely used to treat respiratory tract infections.

Safety and Tolerability: FACTIVE tablets were studied in nearly 7,000 patients in clinical trials and we estimate that to date, over 100,000 patients have taken FACTIVE since launch. In clinical trials, the incidence of adverse events reported for FACTIVE tablets was low and comparable to comparator drugs, namely beta-lactam antibiotics, macrolides and other fluoroquinolones. Most adverse events were described as mild to moderate. The most common adverse events reported in FACTIVE clinical trials were diarrhea, rash and nausea. In clinical trials, rash was reported in 2.8% of patients receiving gemifloxacin and was more commonly observed in patients less than 40 years of age, especially females. Since the launch of the drug, the adverse events reported have been consistent with those observed in the clinical development program, and with the fluoroquinolone class as a whole.

As a post-marketing commitment to the FDA, we are conducting a Phase IV trial of FACTIVE. This prospective, randomized study is comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study includes patients of different ethnicities so that we can ascertain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and microbiological success. This Phase IV trial was initiated in the fall of 2004 with expected completion within three to four years.

Additional Development of Gemifloxacin: Clinical trials of FACTIVE for the treatment of acute bacterial sinusitis, or ABS, have also been completed. Two double-blind, randomized, active-controlled clinical studies were conducted to examine the efficacy of FACTIVE 320 mg once daily for 7 days in the treatment of patients with ABS. In these studies, 540 patients received FACTIVE tablets and 536 patients received active comparator, namely trovafloxacin or cefuroxime. The primary endpoint was clinical success at follow-up. The result of these clinical trials showed comparable clinical success for patients treated with FACTIVE tablets and those treated with comparator drugs. In addition, a double-blind, randomized, active-controlled clinical study comparing a FACTIVE 7-day treatment regimen for ABS with a FACTIVE 5-day treatment regimen showed similar efficacy between the two treatment arms. Three open-label studies also support the efficacy of FACTIVE tablets given for 5 days for the treatment of ABS. It is our belief that all necessary clinical trials are complete and that the gathering of additional data from the post-marketing experience of the drug will supplement our NDA filing although how long or how much data will be required is not yet determined. We are in discussions with the FDA concerning the regulatory requirements for potential submission of a New Drug Application (NDA) for this indication in 2005.

We are also developing an intravenous formulation of gemifloxacin. We expect that FACTIVE intravenous will need to undergo a Phase I bioequivalence study plus, pending a successful outcome of the first study, we believe a single Phase III trial of the intravenous formulation would be required before seeking marketing approval from the FDA.

License Agreement: We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. We have the rights to commercialize gemifloxacin in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. The term of the agreement extends at least through the patent life of the compound which currently expires in 2018 with respect to the principal composition of matter patents for gemifloxacin, and the term could extend further depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country. The agreement also requires achievement of a minimum level of sales commitment over a period of time, which if not met, would result in the product being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territories; provided, that LG Life Sciences has the right to co-promote the product, on terms to be negotiated, in our territories beginning in 2008 and periods commencing thereafter.

Under our license agreement, we were required to pay LG Life Sciences $8 million upon the completion of the merger with Genesoft and will have to make additional payments up to $22 million when specific commercialization milestones are achieved. We are required to buy bulk drug from LG Life Sciences (see “Manufacturing” below), and will pay LG Life Sciences a royalty on sales in North America and the territories covered by the license in Europe.

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

Current therapies for the treatment of CDAD include oral metronidazole and oral vancomycin. Both of these agents are associated with a 15-20% relapse rate. The use of oral vancomycin has been associated with the emergence of vancomycin-resistant organisms, including vancomycin-resistant enterococci (VRE). Resistance has also been reported for metronidazole.

Ramoplanin

In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron). Ramoplanin is a novel glycolipodepsipeptide antibiotic produced by fermentation of the bacteria Actinoplanes, with activity against Gram-positive aerobic and anaerobic microorganisms. In preclinical studies, Ramoplanin has been shown to be bactericidal against most Gram-positive species, including methicillin-resistant staphylococci, VRE and C. difficile. Ramoplanin inhibits the bacterial cell wall peptidoglycan biosynthesis with a mechanism different from that of vancomycin, teicoplanin or other cell wall-synthesis inhibitors. No evidence of cross-resistance between Ramoplanin and other glycopeptide antibiotics has been observed. Ramoplanin has a unique profile that may make it a particularly attractive compound for killing bacteria in the GI tract. As a result, we are studying the product candidate for the treatment of infections caused by C. difficile that occur in the GI tract.

Clinical Trials: In July of 2004, we completed our Phase II trial to assess the safety and efficacy of Ramoplanin in the treatment of CDAD. The open-label study enrolled 87 people in 24 U.S. sites. The trial compared two doses of Ramoplanin (200 mg and 400 mg twice daily) to vancomycin (which requires a dose of 125 mg four times daily for the treatment of CDAD). Both agents were administered for ten days, during which data on Ramoplanin was collected to measure safety and efficacy. The primary endpoint of the study was response rate at the test-of-cure visit, 7-14 days post-therapy. For this trial, the response rates were 60% for Ramoplanin 200 mg, 71% for Ramoplanin 400 mg, and 78% for vancomycin 125 mg in the clinically evaluable population. A potentially more clinically relevant endpoint, response at the end of therapy, was also assessed. At the end of therapy, the response rates were 83% for Ramoplanin 200 mg, 85% for Ramoplanin 400 mg and 86% for vancomycin 125 mg. We have submitted a special protocol assessment (SPA) to the FDA for the Phase III program of Ramoplanin for CDAD. These Phase II results are being discussed with the FDA as part of our SPA submission. Pending a successful outcome of these discussions and successful timetable discussions with our partner, Vicuron, the program would be ready to initiate the Phase III trial. Ramoplanin has demonstrated both in vitro and in vivo (hamster model) activity against C. difficile, including strains resistant to metronidazole and vancomycin. The clinical development program of Ramoplanin for the potential treatment of CDAD received Fast Track status from the FDA in February 2004.

Previously, Ramoplanin was studied in a Phase II, multicenter, double-blind, placebo-controlled trial examining suppression of GI VRE colonization. In that study, Ramoplanin was well tolerated. After seven days of treatment, 90% of patients who were colonized with VRE at the beginning of the study had no detectable VRE in their GI tract, while all of the placebo patients had detectable VRE (p=0.01). Ramoplanin was also studied in a Phase III trial for the prevention of bloodstream infections caused by vancomycin-resistant enterococci. That studied was closed prior to completion, due to slow enrollment, and we expect to use the data from the study as part of a safety database for Ramoplanin. Additionally, we conducted a Phase I study of Ramoplanin for the potential control of VRE transmission in the hospital-setting.

Potential Competitive Advantages: The potential competitive advantages of Ramoplanin are:

•	Ramoplanin is from a novel class of antibiotics and there have been no observed cases of bacterial resistance or cross-resistance with other antibiotics.

•	Ramoplanin is orally administered, but not absorbed into the bloodstream, so it concentrates and exerts its killing effects in the GI tract.

•	Its bactericidal effect may result in lower potential for bacteria to develop resistance.

•	Ramoplanin has a Gram-positive spectrum of activity and low potency against Gram-negative anaerobes that normally colonize the GI tract making it less likely that its use will result in the overgrowth of other opportunistic organisms.

License Agreement: Our license agreement with Vicuron provides us with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. Under this agreement, we are responsible, at our expense, for the clinical and non-clinical development of Ramoplanin in our field, the prevention and treatment of human disease, in the United States and Canada, including the conduct of clinical trials and the filing of drug approval applications with the FDA and other applicable regulatory authorities. Vicuron is responsible for providing us with all information in its possession relating to Ramoplanin in our licensed field and for cooperating with us in obtaining regulatory approvals of Ramoplanin. We are obligated to purchase and Vicuron is obligated to provide the bulk material for the manufacture of the product. Under the terms of the agreement, we paid Vicuron initial consideration of $2 million. We will also make milestone payments of up to an additional $8 million in a combination of cash and notes convertible into our stock if certain development milestones are met. In addition to purchasing bulk active pharmaceutical ingredients from Vicuron, we will pay a royalty to Vicuron on product sales. The combined total of bulk product purchases and royalties is expected to be 26% of our net product sales. Pursuant to the terms of our amended agreement with Vicuron, we and Vicuron are in discussions to develop a timetable for the development of Ramoplanin to determine an outside date for the filing of an NDA.

Legacy Genomics-Based Drug Discovery Alliances

In the past, it was our business strategy to form strategic alliances with major pharmaceutical companies to discover, develop and commercialize products based on our gene discoveries. While we have shifted our focus away from forming alliances of this type and have discontinued our gene discovery activities, our existing pharmaceutical alliances still have the potential to deliver value in the future. We believe these programs (a summary of these programs is included in the MD&A) all to be in the preclinical stage of development.

Internal Drug Discovery

Bacterial Infections

Our current portfolio of internal drug discovery programs focuses on bacterial infections and the growing need to develop antibacterial compounds with novel mechanisms of action.

Peptide Deformylase Inhibitors: In August 2002, Genesoft entered into a research and license agreement with British Biotech Pharmaceuticals Ltd., now Vernalis, to co-develop inhibitors of peptide deformylase, or PDF, a novel iron-binding enzyme essential for bacterial growth but not involved in human cytoplasmic protein synthesis. We believe that PDF inhibitors represent an excellent opportunity for the development of novel mode of action antibiotics.

Preclinical studies of our first-generation PDF inhibitor indicated that the compound may have potential for the treatment of hospitalized patients suffering from CAP. An intravenous formulation of this compound entered Phase I clinical trials in October 2002. The drug candidate was well tolerated and demonstrated good pharmacokinetic properties, but did not have an ideal spectrum of activity against common respiratory pathogens. The next step is to focus on the optimization of second-generation, orally-available PDF inhibitors with the potential to target the broader community-based antibiotic market. Several compounds have been identified with improved properties, including good activity against H. influenzae. Continued success of this program is contingent on securing a development partnership with another organization.

Discontinuation of Genomics Services Business

As part of our continued evolution into a focused biopharmaceutical company, in March 2003 we sold our genomics services business to privately held Agencourt Bioscience Corporation (Agencourt). As part of the agreement, we transferred our sequencing operations, including certain equipment and personnel to Agencourt. We received an upfront cash payment of $200,000 and shares of Agencourt common stock and we will receive a percentage of revenues from commercial and government customers that were transferred to Agencourt for a period of two years from the date of the agreement. As of December 31, 2004, we have received approximately $792,000 in royalties.

The PathoGenome™ Database, a database consisting of proprietary and publicly available genetic information from over thirty microbial organisms, including organisms responsible for the most prevalent bacterial infections has, since 2001, been marketed, maintained and distributed by EraGen Biosciences. We retain our rights to use it and receive a percentage of subscription fees and royalties for approximately $181,000 from subscriber discoveries, and we do not expect that this program will have a significant impact on our business moving forward.

Patents and Proprietary Technology

Our commercial success depends in part on our ability to obtain intellectual property protection on our methods, technologies and discoveries. To that end, our policy is to protect our proprietary technology primarily through patents.

We currently own or license approximately 63 issued U.S. patents, approximately 84 pending U.S. patent applications, 113 issued foreign patents and approximately 198 pending foreign patent applications. These patents and patent applications primarily relate to (1) the field of human and pathogen genetics, (2) the chemical composition, use, and method of manufacturing FACTIVE tablets, (3) metalloenzyme inhibitors, their uses, and their targets, and (4) DNA-Nanobinder™ compounds and their use as anti-infective therapeutics. Our material patents are as follows:

•	U.S. Patent No. 5,633,262 granted May 27, 1997, relating to quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,776,944 granted July 7, 1998, relating to 7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,869,670 granted February 9, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,962,468 granted October 5, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 6,340,689 granted January 22, 2002, relating to methods of using quinolone compounds against atypical upper respiratory pathogenic bacteria; licensed from LG Life Sciences; expiring September 14, 2019;

•	U.S. Patent No. 6,262,071 granted July 17, 2001, relating to methods of using antimicrobial compounds against pathogenic Mycoplasma bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of Use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphthyridine carboxylic acid derivative; licensed from LG Life Sciences, expiring March 20, 2018;

•	U.S. Patent No. 6,803,376 granted October 12, 2004, relating to methods of use of quinolone compounds against pneumococcal pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019.

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 15 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE tablets, methods of manufacturing and their use for the prophylaxis and treatment of bacterial infections. The U.S. patents are currently set to expire at various dates, ranging from 2018, in the case of the principal patents relating to FACTIVE tablets, to 2019. We have filed patent term extension applications, covering the regulatory review process, for the principal patents. If granted, these extensions would extend the exclusivity period through 2017. We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license.

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

LG Life Sciences, as owner of U.S. Patent Nos. 5,776,944 and 5,962,468, submitted requests for reexamination to the U.S. Patent & Trademark Office, or PTO, in order to place additional references into the record of each patent. Both requests were granted by the PTO. Patents ‘944 and ‘468 have been reexamined with relatively minor modifications to the claims and confirmed patentable over the submitted references.

Under our agreement with Vicuron, we obtained an exclusive license to develop and market oral Ramoplanin in the United States and Canada. The patents to Ramoplanin that we licensed under our agreement with Vicuron include claims relating to methods of manufacturing Ramoplanin as well as methods increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five year data exclusivity provisions under the Hatch-Waxman Act.

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

Competition

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company, and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	ketolides, such as Ketek® (telithromycin), a product of Sanofi-Aventis,

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc.; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline.

In addition, many generic antibiotics are also currently prescribed to treat these infections.

Ramoplanin is currently in development for the for the treatment of Clostridium difficile-associated diarrhea (CDAD). We are aware of two products currently utilized in the marketplace—Vanconin® (vancomycin), a product of ViroPharma, and metronidazole, a generic product—for treatment of this indication. We are also aware of at least two companies with products in development for the treatment of CDAD—a Genzyme compound which has completed Phase II; and an Acambis compound in Phase I. It is also possible that other companies are developing competitive products for this indication.

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

The biopharmaceutical industry generally, and our drug development programs specifically, are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical and biotechnology companies both in the United States and abroad. Many of our competitors have substantially greater capital resources, facilities and human resources than we do.

Competition with respect to our product and product candidates is and will be based on, among other things:

•	our sales and marketing expertise,

•	our clinical trial results and post marketing experience,

•	our ability to obtain regulatory approvals for our product candidates in a cost efficient and timely manner and subsequently remain in regulatory compliance,

•	our ability to attract and retain qualified personnel,

•	our ability to obtain patent protection and defend our patent challenges,

•	our ability to in-license product candidates for clinical development,

•	our ability to secure sufficient capital resources to fund our research, clinical development and sales and marketing operations, and

•	our ability and our partners’ ability to develop and commercialize therapeutic, vaccine and diagnostic products based upon our discoveries.

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

The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. Our lead product, FACTIVE tablets, has FDA marketing approval for the treatment of community-acquired pneumonia of mild severity and acute bacterial exacerbations of chronic bronchitis. Our most advanced product candidate, Ramoplanin, currently being studied for the treatment of Clostridium difficile-associated diarrhea, will be regulated by the Center for Drug Evaluation and Research (CDER). Products developed as a result of our genomics-based development programs could potentially fall into all three categories. The FDA generally requires the following steps for pre-market approval of a new drug or biological product:

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

Our collaborators may also develop diagnostic products based upon the human or pathogen genes that we identified. We believe that the FDA is likely to regulate these diagnostic products as devices rather than drugs or biologics. The nature of the FDA requirements applicable to diagnostic devices depends on how the FDA classifies the diagnostic devices. The FDA most likely will classify a diagnostic device that our collaborators develop as a Class III device, requiring pre-market approval. Obtaining pre-market approval involves the following process, rather like that of obtaining a BLA or a NDA, which may be costly and time-consuming:

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

As a post-marketing study commitment, the FDA has required a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study will include patients of different ethnicities, to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and laboratory safety. This Phase IV trial is underway. The results of this trial, if unfavorable, could restrict our ability to commercialize FACTIVE tablets.

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

We are selling FACTIVE through our own sales and marketing organization in the U.S. Our sales representatives, currently contracted through Publicis Selling Solutions (PSS), focus on high-prescribing primary care physicians and opinion leaders who represent about 40% of the total respiratory tract infection prescription universe. We intend to seek a co-promotion partner in the U.S. to broaden our marketing efforts. We have also built a team of professionals with experience in medical education, insurance and government reimbursement, medical affairs, marketing, advertising and scientific communications.

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

We also have the exclusive right to market Ramoplanin in the U.S. and Canada, if approved by regulatory authorities.

Manufacturing

In October 2002, Genesoft, now our subsidiary, entered into a license and option agreement with LG Life Sciences to develop and commercialize gemifloxacin, a novel quinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents expires in 2019. The product was approved for sale in the United States in April 2003 for the treatment of acute bacterial exacerbation of chronic bronchitis and community-acquired pneumonia of mild to moderate severity.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of the Company’s anticipated commercial requirements for FACTIVE bulk drug. LG Life Sciences is expected to supply the FACTIVE bulk drug substance from its manufacturing facility in South Korea. We have initiated a technology transfer process with Patheon Inc. for the manufacture of finished products, to replace the previous fill and finish provider, SB Pharmco. We estimate that Patheon will obtain the necessary FDA qualifications to be the fill and finish provider of FACTIVE tablets during the first half of 2005. We expect that the quantities of FACTIVE tablets currently on hand, in combination with the quantities to be delivered from SB Pharmco, pursuant to pending purchase orders, will provide us with sufficient inventory until Patheon can be qualified. Assuming success on ongoing testing on the validation batches of FACTIVE tablets prepared by Patheon, these validation batches and additional inventory of tablets at Patheon are expected to be available for commercial use during the second quarter of 2005.

The terms of our agreement for Ramoplanin obligate the licensor, Vicuron, to manufacture the bulk drug. We are responsible for the manufacture of the finished dosage form for the United States and Canada. We currently use a contract manufacturer to produce Ramoplanin for our clinical trial program and would also plan to use a contract manufacturer to produce the final dosage to support commercial sales. In the event we decide to establish a manufacturing facility of our own, we will require substantial additional funds and will need to hire and train significant additional personnel and will need to comply with the cGMP.

Human Resources

As of December 31, 2004, we had 94 full-time equivalent employees, with 20 of these employees engaged in clinical development, 42 of them conducting sales and marketing functions and 32 providing general and administrative capabilities. Three of our employees held M.D.s and 26 more held other advanced degrees including MBAs, Juris Doctors or equivalent degrees. In addition, we had 171 sales representatives in our contract sales force. It is expected that our sales force will change from contract status to full-time employee status sometime in 2005. This agreement affords us the flexibility to hire, train and manage a large sales force and to evaluate talent over time. We met our goal of hiring 106 sales representatives at the time of the launch of FACTIVE, and we had 171 at year-end 2004 and expect to complete the remaining sales force hiring in early 2005, bringing the total to 250.

None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Availability of Information

We maintain a website with the address www.oscient.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 2.    Properties

Facilities

Our executive offices moved during the year from 100 Beaver Street, Waltham, Massachusetts to 1000 Winter Street, Suite 2200, Waltham, Massachusetts. We lease approximately 36,000 square feet of space at our Winter Street facility and our lease expires on March 31, 2012. We lease approximately 81,000 square feet of space at the 100 Beaver Street facility, and our lease expires on November 15, 2006. During 2004, we incurred aggregate rental costs, excluding maintenance, tax and utilities, for our Waltham facilities of approximately $1,225,000. We have subleased approximately 44,000 square feet at our former Beaver Street facility as of December 31, 2004. In 2004, we received approximately $914,000 in sublease income.

Subsequent to our merger with Genesoft, we also maintain a west coast lease obligation at 7300 Shoreline Court, South San Francisco, California, for approximately 68,000 square feet of laboratory and administrative space. The average yearly base rent for the west coast facility is approximately $4,485,000. The lease for this facility expires on February 28, 2011 and we have sub-leased to third parties approximately 50,000 square feet of the facility through December 31, 2004. We received in 2004 approximately $1,638,000 in sublease income from the west coast sublease.

Item 3.    Legal Proceedings

None.

Item 4.    Submission Of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq National Market System (ticker symbol “OSCI”). The table below sets forth the range of high and low sale prices for each fiscal quarter during 2003 and 2004 as reported by the National Association of Securities Dealers Quotation System.

	2004		2003
	High	Low	High	Low
First Quarter	$7.18	$3.05	$2.11	$1.16
Second Quarter	6.85	4.36	4.00	1.40
Third Quarter	5.29	3.25	3.49	2.28
Fourth Quarter	3.92	2.71	3.64	2.55

As of March 4, 2005, there were approximately 1,188 shareholders of record of our common stock.

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

In the second quarter of 2004 the Company sold $152.75 million aggregate principal amount of 3.5% senior convertible notes, due 2011, for proceeds, net of initial purchaser discounts, of approximately $147 million. The notes were sold in private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated purchased $125 million principal amount of the notes on May 10, 2004 and an additional $18.75 million principal amount of the notes on May 25, 2004. Smithfield Fiduciary LLC purchased $6,000,000 principal amount of the notes on May 25, 2004 and $3,000,000 principal amount of the notes on June 4, 2005.

The notes are convertible into the Company’s common stock, at the option of the holders, at an initial conversion price, subject to adjustment, of 150.5571 shares per $1,000 principal amount of notes (representing an initial conversion price of approximately $6.64 per share). Holders of the notes may require us to repurchase all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes, plus, in certain circumstances, a make-whole premium, upon a change of control of the Company or a termination of trading of the Company’s common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,637,170	$4.47	4,744,588

Item 6.    Selected Consolidated Financial Data

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues:
Product sales	$4,067,284	$—	$—	$—	$—
Biopharmaceutical	2,545,623	7,009,175	7,715,992	18,438,286	11,851,091

Total operating revenues (1)	6,612,907	7,009,175	7,715,992	18,438,286	11,851,091
Operating expenses	97,228,731	39,943,335	41,460,280	32,824,989	22,065,110

Operating loss	(90,615,824)	(32,934,160)	(33,744,288)	(14,386,703)	(10,214,019)
Income (loss) from discontinued operations	207,660	(400,977)	(157,235)	1,149,532	1,879,188
Net loss	$(93,271,272)	$(29,788,752)	$(34,017,025)	$(10,090,302)	$(5,846,839)

Net loss per common share basic and diluted	(1.33)	(1.13)	(1.48)	(0.45)	(0.27)
Weighted average basic and diluted common shares outstanding	70,349,847	26,289,876	22,920,875	22,572,427	21,376,685

(1) Does not include revenue from discontinued operations related to our Genomics business.

	As of December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents, restricted cash, warrant and long and short-term marketable securities	$176,627,740	$28,665,032	$50,866,198	$67,341,249	$73,009,887
Working capital	156,021,426	18,896,917	36,511,427	44,156,478	51,601,069
Total assets	340,559,622	40,516,315	65,845,134	82,739,598	90,251,004
Long-term liabilities	193,396,630	291,666	15,654,292	2,060,817	3,334,354
Shareholders’ equity	114,399,996	29,940,104	35,416,724	66,731,938	72,687,452

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

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	risks related to the successful commercialization of FACTIVE tablets, such as (i) our inability to successfully market the product due to competition from other drugs, (ii) our inability to recruit and retain a successful sales management team and sales force, (iii) lack of acceptance of the product by physicians, patients and third party payors, (iv) inability to obtain adequate distribution in wholesalers and pharmacies, and (v) problems related to manufacture or supply;

•	risks related to our clinical development programs for our lead product candidate, Ramoplanin, and our programs to expand the approved indications for FACTIVE tablets, such as negative, inconclusive or insufficient results in ongoing or future clinical trials, FDA requests for additional information or data, delays in the progress of ongoing clinical trials and safety concerns arising with respect to our products or product candidates;

•	our history of operating losses and our need to raise future capital to support our commercial activities, product development and research initiatives;

•	intensified competition from pharmaceutical or biotechnology companies that may have greater resources and more experience than us;

•	our inability or the inability of our alliance partners to obtain or enforce our intellectual property rights;

•	our inability or the inability of our alliance partners to successfully develop and obtain regulatory approval of products discovered based on our previous genomics-based research; and

•	our dependence on key personnel.

We have included more detailed descriptions of these and other risks and uncertainties under the heading “Risk Factors” below. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

Overview

We are a biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs.

On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California. The merger was accounted for as a purchase by us under accounting principles generally accepted in the United States. Under the purchase method of accounting, we are considered the acquirer and the assets and liabilities of Genesoft were recorded, as of the date of the merger, February 6, 2004, at their respective fair values and added to those of our Company. Reported financial condition and results of operations of our Company issued after February 6, 2004 reflect Genesoft’s balances and results of operations after completion of the merger, but have not been restated retroactively to reflect the historical financial position or results of operations of Genesoft. Following February 6, 2004, the earnings of the combined company reflect purchase accounting adjustments, including in-process research and development charges and amortization and depreciation expense for acquired tangible and intangible assets. The most significant of the intangible assets identified have finite lives and relate to FACTIVE. These amounts will be amortized over their expected useful lives. Goodwill has also been recorded; however, pursuant to SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but subjected to annual impairment review.

The Company’s lead product is the fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis. The commercial sale of FACTIVE began in September 2004. For the near term, we intend to focus our efforts on commercial sales of FACTIVE tablets for these indications as well as clinical trials for other indications of FACTIVE.

The Company completed its initial recruitment of over one-hundred sales and marketing professionals in September 2004 to launch the sale of FACTIVE tablets. Shortly after launch, the Company announced the expansion of the sales force to two-hundred fifty sales representatives, through the hiring of an additional one-hundred fifty sales and marketing professionals, to support a nationwide sales force for FACTIVE. This expansion is expected to be complete by the end of the first quarter in 2005.

In addition, we are developing a novel investigational antibiotic candidate, Ramoplanin, which is currently in clinical trials for the treatment of a serious hospital-acquired infection. On August 10, 2004, we announced preliminary results of our Phase II trial of Ramoplanin for the treatment of Clostridium difficile-associated diarrhea (CDAD). Pending discussions with the FDA, regarding a Special Protocol Assessment, which was submitted in late 2004 and completion of discussions on timing of the clinical development program with our partner, Vicuron, the program will be ready to commence a Phase III trial. The Phase III clinical trial of Ramoplanin for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE) was closed early, in July 2004, due to slow enrollment. We intend to analyze the results of the VRE trial and make a determination at a later date as to any future course of action for this indication.

In past fiscal years, we also received revenues from our genomics services business from selling, as a contract service business, high quality genomic sequencing information to our customers. As part of our continued evolution into a product-focused, commercial stage biopharmaceutical company, on March 14, 2003, we completed the sale of our genomics services business to privately held Agencourt Bioscience Corporation (Agencourt). As part of the agreement, we transferred our sequencing operations, including certain equipment and personnel to Agencourt. We received an up-front cash payment of $200,000 and shares of Agencourt’s common stock. We will also receive a percentage of revenues from our former commercial and government customers, transferred to Agencourt, for a period of two years from the date of sale. We retain rights to our PathoGenome™ Database product, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers. As of December 31, 2004, we have received a total of $792,000 from Agencourt since March 14, 2003.

Previously, we received payments from our product discovery alliances based on license fees, contract research and milestone payments during the term of our alliances. We anticipate that our alliances will result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our alliance partner to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell, and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. We expect the majority of our revenue in the future to be derived through the sale of FACTIVE tablets.

We have incurred significant operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $248.8 million. We expect to incur additional operating losses in the future due to the expansion of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts including clinical trials.

Commercialization of FACTIVE

During the second half of 2004, we built a sales and marketing force and launched FACTIVE tablets on September 9, 2004. Our ability to successfully commercialize FACTIVE tablets is subject to a number of risks, including the ability of our manufacturing partners to timely produce the needed quantities of the drug in compliance with regulations and competition in the marketplace from other anti-infective products. If we are unable to successfully commercialize FACTIVE tablets, our operations, financial position and liquidity would be negatively affected to a significant degree.

Major Research and Development Projects

Research and development expenditures totaled approximately 25,819,000, 22,314,000, and 32,047,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

FACTIVE (gemifloxacin mesylate) Tablets

Expenses for ongoing clinical trials and other development activities for the FACTIVE product totaled approximately $13,567,000 in 2004. Development activity and associated expense for this product did not commence until the first quarter of 2004 following our acquisition of an exclusive license for the product.

Ramoplanin

Our ongoing clinical trials and other development activities for Ramoplanin have constituted our most significant research and development projects comprising 32%, 49% and 43% of total research and development expenditures for fiscal years 2004, 2003 and 2002, respectively. Expenses for Ramoplanin have comprised 42% of the total research and development expense since inception of the project.

Genomics-Based Research & Alliances

Prior to the merger with Genesoft, the Company conducted genomics-based research internally and through alliance partnerships with pharmaceutical companies and government grants. The Company also maintained a genomics services business. The Company has now exited these businesses and no longer conducts research in these areas. In 2004 the expense to support these efforts was only 9% of total research and development investment. In contrast, the research and development expense to support these alliances was 23% and 16% of total research and development expenses for fiscal years ended 2003 and 2002, respectively. Research and development expense to support our alliances was 32% of the total research and development expense from January 1, 1995 through December 31, 2004. Our research phase for all our alliances ended on or before April 7, 2004.

A summary of the specific biopharmaceutical alliances that have composed our research and development program, including date initiated, alliance goal and status estimated, follows:

Biopharmaceutical Alliances	Goal	Status
AstraZeneca, August 1995	Develop pharmaceutical, vaccine and diagnostic products effective against gastrointestinal infections or any other disease caused by Helicobacter pylori (H. pylori).	The contract research phase of the alliance concluded in August 1999 and AstraZeneca is no longer seeking clinical candidates and has returned all rights to OSCI.

Schering-Plough, December 1995	Identify new gene targets for the development of novel antibiotics utilizing our Staphylococcus aureus (S. aureus) genomic database.	We completed our research obligations in March 2002 and validated drug targets and assays were turned over to Schering-Plough. Schering-Plough has advanced the program into high-throughput screening for drug candidates.

Schering-Plough, December 1996	Develop new pharmaceuticals for the treatment of asthma through the identification of genes and associated proteins.	In December 2002, we completed our research obligations and Schering-Plough has advanced the program into high-throughput screening for drug candidates.

Biopharmaceutical Alliances	Goal	Status

Schering-Plough, September 1997	Development of new pharmaceutical products to treat fungal infections.	We completed our research obligations in March 2002 and validated drug targets and assays were turned over to Schering-Plough. Schering-Plough has advanced the program into high-throughput screening for drug candidates.

bioMerieux, September 1999	Develop, manufacture and sell in vitro pathogen diagnostics products for human clinical and industrial applications.	In November 2003, we completed our contract research obligations under the terms of this agreement.

Wyeth, December 1999	Develop drugs based on our genetic research to treat osteoporosis.	In December 2003, we completed our research obligations and Wyeth has advanced the program into high-throughput screening for drug candidates.

Amgen, December 2002	Identify and develop novel therapeutic agents for bone diseases, including osteoporosis based on our genetic research.	Both companies agreed to conclude the research collaboration effective April 7, 2004. With the conclusion of this research program, we will retain certain intellectual property and licensing rights related to the gene discovery made under this alliance.

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

Internally Funded Research Program

As part of our strategic decision to concentrate on development and commercialization of our own products, we initiated a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this 2003 plan, we eliminated 44 full-time positions and paid out $609,000 related to severance costs against the restructuring liability in 2004. This charge includes associated severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations.

As a combined category, these research efforts represented 7%, 28% and 41% of total research and development expenses for fiscal years 2004, 2003 and 2002, respectively. These efforts comprised 42% of the total research and development expense from January 1, 1995 through December 31, 2004.

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

Revenue Recognition

Principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. Other sources of revenue include biopharmaceutical and genomic services. We expect our revenues derived from both our biopharmaceutical alliance and genomics services to continue to decrease in comparison to prior years and an increase in product revenues based on the launch of the sale of our FACTIVE tablets in September of 2004.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. As of December 31, 2004, inventory consists of FACTIVE raw material in powder form and work-in-process and FACTIVE finished tablets to be used for sample and commercial sale related to the product launch of FACTIVE in September 2004. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. Expired inventory will be disposed of and the related costs will be written off. At December 31, 2004, there is approximately $4,373,000 of inventory that relates to validation lots and active pharmaceutical ingredients that are not yet saleable until the FDA acceptance of our manufacturing site at Patheon. This approval is expected in the second quarter of 2005.

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

Sales Rebates, Discounts and Incentives

Our product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2004, we offered certain product stocking incentives to several pharmacies. These incentives included units with limited guaranteed sales provisions. As a result of these provisions, title and risk of loss of these units has not passed to the customer. Accordingly, we have deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. As of December 31, 2004, we have recorded deferred revenue of $1,302,000 related to these units.

During the fourth quarter of 2004, we initiated a sample card program whereby we offered an incentive to patients in the form of free full-course sample card. We have accounted for this program in accordance with

Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). As of December 31, 2004, we did not have sufficient history with these types of incentive programs in order to develop a reasonable and reliable estimate of the amount of reimbursement claims that we expect to realize. As a result, we have recorded the maximum liability (100% redemption) for reimbursement claims related to sample cards offered as of December 31, 2004. The Company will adjust the liability upon completion of the program and may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

Our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. Our process to estimate product returns includes the remaining shelf life and the product life cycle stage. We estimate product return allowances based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company has not received any significant returns through December 31, 2004.

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

Clinical Trial Expense Accrual

The Company’s clinical development trials related to Ramoplanin and FACTIVE are primarily conducted by third party research organizations. At the end of each accounting period, the Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. In July 2004, the Company decided, due to slow enrollment, to close enrollment on its Phase III clinical trial of Ramoplanin for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE) prior to completion of the study. The Company believes all actual and estimated costs to complete the Phase III trial are reflected in the accrual at December 31, 2004. However, readers should be cautioned that the possibility exists that the timing of the clinical trials might be longer or shorter and the cost could be more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

For the clinical development of Ramoplanin and FACTIVE, the Company recorded expenses of approximately $21,736,000, $10,829,000 and $13,868,000 for fiscal years 2004, 2003 and 2002, respectively.

Restructuring Charges

During the years ended December 31, 2004 and 2003, the Company recorded restructuring charges of $4,780,000 and $5,257,000, respectively. The Company also recorded a facility lease liability of $21,617,000 during the year ended December 31, 2004 in connection with the acquisition of Genesoft. We established exit plans for activities which took place in 2003 and 2004 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring), Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”. In accordance with such standards, management makes certain judgemental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including respect to contractual rental commitments for office and laboratory space being vacated and related costs, leasehold improvement write-downs, offset by estimated sublease income. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental market changes, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2004, we determined that the probability of subleasing our vacant space had decreased. This caused us to lower our sublease income estimate and increase our estimated liability for the fair value of the remaining lease rentals by approximately $4,730,000. If we are able to identify a sublease tenant, enter into a favorable lease buy-out or otherwise reassess our use of the vacant space, we may be required to further revise the restructuring accrual that we have recorded as of December 31, 2004. For further discussion on our restructuring activities, see Note 3 in the Notes to Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenues

Total revenues decreased 6% to $6,613,000 for the year ended December 31, 2004 from $7,009,000 for the year ended December 31, 2003.

Product sales increased to $4,067,000 for the year ended December 31, 2004 from $0 for the year ended December 31, 2003 due to the commercial launch of FACTIVE tablets in September 2004. Product sales of FACTIVE tablets accounted for more than 10% of net revenues in 2004.

Biopharmaceutical revenues decreased to $2,546,000 for the year ended December 31, 2004 from $7,009,000 for the year ended December 31, 2003, primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

We expect our revenues derived from our biopharmaceutical alliances to continue to decrease in comparison to prior years and not have a material impact on future revenues and expect an increase in commercial product revenues as a result of our launch of FACTIVE tablets in the second half of 2004.

Costs and Expenses

Total costs and expenses increased 143% to $97,229,000 for the year ended December 31, 2004 from $39,943,000 in 2003. Cost of product sales increased to $3,380,000 in 2004 from $0 in 2003 due to the launch of FACTIVE tablets in September 2004. Included in the cost of product sales is $1,981,000 of amortization of intangible assets associated with FACTIVE.

Research and development expenses increased 16% to $25,819,000 in 2004 from $22,314,000 in 2003. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing, and early-stage research and development funded internally as well as by government grants and strategic alliances. These research and development expenses primarily consist of salaries and related expenses for personnel, amortization of intangible assets and the cost of materials used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers. The increase in research and development is primarily due to an increase of approximately $9,985,000 in connection with the start of clinical trials for FACTIVE related to the 5-day CAP study and the FACTIVE intravenous formulation study as well as an increase of $3,582,000 in connection with the feasibility testing of FACTIVE manufacturing in a new contracted manufacturing site. Partially offsetting these increases are a decrease of approximately $2,660,000 in connection with the termination of the Ramoplanin VRE trial in July 2004, as well as decreases of $2,706,000 and $4,695,000 in cost of biopharmaceuticals revenues and internal research effort, respectively.

As part of our merger with Genesoft, we recorded a one-time non-cash charge of $11,704,000 related to in-process research and development expenses associated with internally funded early-stage target discovery programs. The valuation of the in-process research and development represents a peptide dformylase inhibitor research program (PDF) for the development of GSQ-83698 and oral PDF inhibitors, licensed from Vernalis for the treatment of community-acquired infections. In-process research and development also includes three novel metalloenzyme bacterial targets from Vernalis. Continued efforts on and success of these programs are contingent on securing a partnership with another organization. This non-cash charge was determined in the allocation for the purchase price of Genesoft.

Selling, general and administrative expenses significantly increased to $46,474,000 in 2004 from $6,298,000 in 2003. This increase was due to additional sales and marketing personnel and associated hiring and consulting costs of $16,731,000, increased other selling and marketing costs of approximately $4,885,000 to support the launch of FACTIVE, increased advertising and promotional costs of $12,044,000, increased general and administrative personnel, hiring and consulting costs of approximately $5,465,000 and increased legal and patent costs of approximately $1,051,000. Selling, general and administrative expenses are expected to increase in the first half of 2005 as we continue to expand our commercialization efforts related to FACTIVE to support a national sales campaign.

Stock based compensation increased to $5,071,000 in 2004 from $534,000 in 2003. The increase is due to higher amortization of deferred compensation resulting from stock options being issued primarily at the merger, and then the expense being accelerated due to terminations of various personnel in the periods subsequent to the merger completed with Genesoft in February 2004.

Restructuring charges decreased to $4,780,000 for the year in 2004 from $5,257,000 in 2003. In 2004, we recorded restructuring charges of $4,682,000, for the impairment of the Beaver Street Waltham MA facility and associated leasehold improvements and $99,000 for severance costs. In 2003, as part of our continued effort to restructure our internally funded research programs associated with early-stage drug development, our restructuring charges included impairment charges related to the value of laboratory and computer equipment of $3,750,000 and work force reductions of another $1,507,000.

During 2003, we also recorded a non-recurring charge of $5,540,000 for the early conversion of convertible notes payable issued to two institutional investors in March 2002 which consisted of $3,862,000 for the fair value of the incremental shares issued under the Amendment, Redemption and Exchange Agreement dated June 4, 2003 with the investors, $150,000 for the incremental fair value of the exchange warrants using the Black-Scholes option pricing model, as well as $574,000 of unamortized closing costs related to the original agreement with the investors and $954,000 of unamortized cost related to the value of the original warrants issued to the investors.

Other Income and Expense

Interest income significantly increased to approximately $2,424,000 in 2004 from approximately $581,000 in 2003 reflecting higher cash balances due to the proceeds of the public offering of our common stock received in the first quarter of 2004 and the convertible debt proceeds received in the second quarter of 2004 as well as higher interest rate yields from investments.

Interest expense significantly increased to approximately $5,625,000 in 2004 from approximately $990,000 in 2003, primarily due to interest expense of approximately $3,416,000 related to the issuance of $153 million of senior convertible notes in the second quarter of 2004, approximately $1,018,000 related to the issuance of $22 million of convertible notes in connection with the Genesoft merger, $521,000 related to amortization of deferred financing costs along with approximately $624,000 related to non-cash interest expense related to the facility lease liability which was recorded during the quarter ended March 27, 2004.

We recorded a gain on the sale of fixed assets of approximately $338,000 and $310,000 in 2004 and 2003, respectively, primarily related to the sale of laboratory and computer equipment, which were no longer used in operations as a result of restructuring. In 2003, other income includes a non-recurring payment from Aventis Pasteur for the transfer to Aventis of our patent portfolio relating to Streptococcus pneumoniae (S. pneumoniae), as well as a realized gain related to the sale of Vicuron common stock.

Discontinued Operations

In 2004, we recorded income from discontinued operations of approximately $208,000 for royalty payments from Agencourt who purchased our genomics services business in March 2003. In 2003, we recorded a loss from discontinued operations of approximately $401,000. In 2003, this business generated total revenue of approximately $2,050,000 as a result of sequencing revenues and database subscriptions of approximately $1,466,000 earned prior to divestiture and royalties of approximately $584,000 received after divestiture. This revenue was offset by approximately $1,903,000 in cost of services and additional costs of approximately $548,000 as a result of idle equipment write-offs, loss on the sale of assets and severance costs.

Years Ended December 31, 2003 and 2002

Revenues

Total revenues decreased 9% to $7,009,000 in 2003 from $7,716,000 in 2002, which reflects primarily lower contract research revenue as a result of the completion of our research obligations with Schering-Plough in 2002, partially offset by sponsored research revenue and a milestone payment earned from our alliance with Amgen, which we entered into in December 2002.

We expected our revenues derived from biopharmaceutical alliances to continue to decrease in comparison to prior years and an increase in commercial product revenues as we launched the sale of our FACTIVE tablets in September of 2004.

Costs and Expenses

Total costs and expenses decreased 4% to $39,943,000 in 2003 from $41,460,000 in 2002. Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with our strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 30% to $22,314,000 in 2003 from $32,047,000 in 2002. This decrease was primarily due to (i) the reduction in our effort in internally funded early-stage drug discovery research programs totaling $6,628,000 under our restructuring plan, which was implemented in May 2003, (ii) the decrease in cost and expenses associated with the decrease in biopharmaceutical revenue of approximately $66,000 and (iii) the reduction in expenses incurred in the clinical development of Ramoplanin of approximately $3,039,000. The reduction in clinical development expenses is primarily due to a decrease in expenditures to outside parties of $5,116,000, partially offset by higher support expenditures such as personnel, consulting and material costs of $2,077,000.

In 2003, as part of our effort to reduce costs and expenses, we have substantially reduced our research effort in internally funded early-stage target discovery programs. In connection with the scale back of our activities, we recorded a restructuring charge of approximately $5,257,000. Approximately $1,508,000 was related to a reduction in work force and included severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options for employees affected by the initiative. The restructuring charge also included approximately $3,750,000 of impairment charges related to the value of laboratory and computer equipment no longer used in operations.

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

Selling, general and administrative expenses decreased 31% to $6,298,000 in 2003 from $9,131,000 in 2002 driven principally by the restructuring plan, which resulted in a reduction in support staff and personnel related expenditures, consulting fees and hiring expenses.

Other Income and Expense

Interest income decreased 67% to $581,000 in 2003 from $1,769,000 in 2002 reflecting lower interest rate yields from investments, as well as a decrease in funds available for investment.

Interest expense decreased 49% to $990,000 in 2003 from $1,936,000 in 2002 due to the early retirement of the convertible notes payable, as well as the pay-off of an equipment financing arrangement in the first quarter of 2003.

In 2003, we recorded a gain on the sale of fixed assets of approximately $310,000 from the sale of certain scientific and computer equipment, which became idle as of result of our restructuring. In 2002, we recorded a gain on the sale of fixed assets of $52,000.

Other Income includes a payment from Aventis Pasteur for the transfer to Aventis of our patent portfolio relating to Streptococcus pneumoniae (S. pneumoniae), as well as a realized gain related to the sale of Vicuron common stock.

Discontinued Operations

We recorded losses from discontinued operations of approximately $401,000 and $157,000 in 2003 and 2002 respectively. Revenue was approximately $2,050,000 and cost of services was approximately $1,903,000 in 2003 and revenue was approximately $15,271,000 and cost of services was approximately $15,041,000 in 2002. Additional expenses related to discontinued operations was approximately $548,000 in 2003 and $387,000 in 2002.

Liquidity and Capital Resources

We began generating cash from the sale of FACTIVE tablets following its launch on September 9, 2004. Our primary additional sources of cash have been payments received from proceeds from the sale of debt and equity securities, product discovery alliances, subscription fees, government grants, borrowings under equipment lending facilities and capital leases.

As of December 31, 2004, we had cash, cash equivalents and short-term marketable securities of approximately $159,652,000.

On February 6, 2004, in conjunction with the merger with Genesoft, we sold 16.8 million shares of our common stock at $5.25 per share resulting in proceeds of approximately $81 million, net of issuance costs.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes. These notes are convertible into our common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to them by Genesoft.

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

We had a loan agreement under which we have financed certain office and laboratory equipment and leasehold improvements. We had approximately $293,000 outstanding under this borrowing arrangement at December 31, 2004. This amount was fully paid off in January 2005.

Our operating activities used cash of approximately $70,381,000, $16,603,000 and $26,140,000 in 2004, 2003 and 2002, respectively. Cash used in our operating activities for 2004 was due primarily to our net operating loss of approximately $93,271,000, increase in product inventory of approximately $6,948,000 to support the launch of FACTIVE, and other increases in interest receivable, accounts receivable, prepaid expenses and other current assets as well as decreases in accrued facility impairment charge, accrued restructuring charge and the clinical trial expense accrual. These uses of cash were partially offset by increases in accounts payable, accrued expenses and other liabilities, deferred revenues, accrued other long-term liabilities, and non-cash expenses, such as amortization of deferred compensation, depreciation and amortization expense, restructuring charge, interest expense, and write-off of in-process technology. Cash used in our operating activities in 2003 was primarily due to our net loss from operations and decreases in accounts payable, clinical trial expense accrual and deferred revenues; partially offset by decreases in accounts receivable, prepaid expenses and other current assets, as well as non-cash charges, such as amortization of deferred compensation, depreciation and amortization, restructuring charge, convertible debt retirement expense, and interest expense. Cash used in our operating activities in 2002 was primarily due to our net loss from operations, an increase in accounts receivable and a decrease in deferred revenue; partially offset by decreases in interest receivable, prepaid expenses and other current assets, as well as increases in accounts payable and accrued liabilities and clinical trial expense accrual.

Our investing activities used cash of approximately $120,236,000 in 2004, and provided cash of approximately $25,302,000 and $126,000 in 2003 and 2002 respectively. Cash used by our investing activities in 2004 were primarily related to cash used at merger of approximately $14,875,000, purchases of marketable securities of approximately $143,037,000, increases in restricted cash of approximately $13,279,000 and other assets of approximately $4,238,000 as well as purchases of property and equipment of approximately $1,532,000. These uses of cash were partially offset by proceeds from maturities of marketable securities of approximately $55,824,000 and sale of property and equipment of approximately $892,000. Cash provided by our investing activities in 2003 and 2002 was primarily due to proceeds from maturities of marketable securities, proceeds from sale of property and equipment and increase in other assets. These sources of cash were partially offset by purchases of marketable securities, equipment and additions to leasehold improvements as well as increases in other assets. Additionally, in 2003 the Company issued a $6.2 million bridge loan to Genesoft in connection with the merger of the two companies in Feb 2004.

Capital expenditures totaled approximately $1,532,000 in 2004, which primarily consisted of purchases of computer and related equipment to support the expanding sales force and, to a lesser degree, office furniture and leasehold improvements for the new office facilities.

Our financing activities provided cash of approximately $234,391,000 in 2004, primarily due to gross proceeds from the issuance of convertible notes of $152,750,000, net proceeds from issuance of stock through private placement in conjunction to the merger of approximately $80,864,000, proceeds from exercise of 2,129,865 stock options of approximately $1,865,000 and proceeds from exercise of warrants of approximately $195,000 and proceeds from the issuance of 125,542 shares of stock under the employee stock purchase plan of approximately $303,000. These proceeds were partially offset by payments of long-term obligations of approximately $1,586,000. Our financing activities provided cash of approximately $1,142,000 in 2003 primarily from the net proceeds from the private placement of common stock of $12,650,000, proceeds from issuance of stock from exercise of stock options and under employee purchase plan of approximately $952,000 as well as the proceeds received from a legal claim with an investor of approximately $585,000. These sources of cash in 2003 were partially offset by cash payment of $10,000,000 in connection with the redemption of the $15 million convertible notes, as well as payments on long-term obligations of approximately $3,045,000. Our financing activities provided cash of approximately $14,337,000 in 2002 primarily from the sale of convertible notes of

$15 million in gross proceeds, the additional credit line for $3.5 million, of which $500,000 was used to refinance a portion of an existing line of credit, as well as from proceeds received from issuances of stock from exercise of stock options and under the employee stock purchase plan of approximately $466,000. These proceeds from financing activities were partially offset by payments of long-term obligations of approximately $4,629,000.

At December 31, 2004, we had net operating loss carryforwards of approximately $289,440,000 and $225,053,000 available to reduce federal and state taxable income respectively, if any. In addition, we also had tax credit carryforwards of approximately $18,991,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

We believe that, under our current rate of investment in development programs, as well as our effort to launch FACTIVE, that our existing capital resources as of December 31, 2004 are adequate for at least the next two years of operations. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We have experienced and expect to continue to experience a significant increase in hiring as we build a sales and marketing organization in order to launch FACTIVE tablets, expand the medical/development organization to support additional FACTIVE development and commercialization, continue support for the development of Ramoplanin and build the infrastructure necessary to support these expansions. We would expect growth, particularly in the sales and marketing areas, to continue into the first quarter of 2005 and we are in the process of hiring additional personnel to reach a total of 250 sales professionals to support nationwide sales coverage for FACTIVE.

Contractual Obligations

Our major outstanding contractual obligations relate to our convertible promissory notes and our facility leases. The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$5,840	$5,918	$5,098	$5,424	$5,613	$7,829	$35,722
Sublease contracted income	(3,719)	(3,719)	(1,135)	—	—	—	(8,573)
Current sublease forecasts (a)	—	—	—	(1,579)	(1,575)	(1,899)	(5,053)

	2,121	2,199	3,963	3,845	4,038	5,930	22,096
Term loan	293	—	—	—	—	—	293
Convertible promissory notes (b)	5,346	5,346	5,346	5,346	33,904	160,769	216,057

Total forecasted contractual obligations	$7,760	$7,545	$9,309	$9,191	$37,942	$166,699	$238,446

(a) The current market reflects lower demand and cost for space, as well as shorter term leases.

(b) Upon the closing of the Genesoft merger, we exchanged approximately $22 million of Company convertible promissory notes for a like principal amount of Genesoft promissory notes. The convertible promissory notes bear an interest rate of 5% compounded semi-annually and have a maturity date of five years from the closing date. The convertible promissory notes are convertible into shares of our common stock at the holder’s election at any time at a price per share equal to $6.6418, subject to subsequent adjustment. In addition, following the one year anniversary of the closing of the merger, we will have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. The convertible promissory notes payable of $28.6 million at maturity date includes $6.2 million of accrued interest payable

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of our 3.5% senior convertible promissory notes due April 2011. These notes are convertible into our common stock at the option of the holders at a conversion price of $6.64 per share. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a change of control or a termination of trading of our common stock (each as defined in the indenture for the notes), holders of our notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Risk Factors

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We have a history of significant operating losses and expect these losses to continue in the future.

We have experienced significant operating losses each year since our inception and expect these losses to continue for the foreseeable future. We had a net loss of approximately $93,271,000 for the fiscal year ended December 31, 2004 and as of December 31, 2004, we had an accumulated deficit of approximately $248,835,000. We had a net loss of approximately $29,789,000 for the fiscal year ended December 31, 2003, and, as of December 31, 2003, we had an accumulated deficit of approximately $155,564,000. For the fiscal year ended December 31, 2002, we had a net loss of approximately $34,017,000, and for the fiscal year ended December 31, 2001, we had a net loss of approximately $10,090,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials, and from general and administrative costs associated with our operations, prior to 2004, and product sales of FACTIVE tablets. These costs have exceeded our revenues which to date have been generated principally from collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue and potentially increase as we continue significant levels of expenditures, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and in research and development in connection with clinical trials and formulation activities to support the existing labeling of FACTIVE tablets and potentially the expanded FACTIVE labeling claims. In addition, our partners’ product development efforts which utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

Our business will be very dependent on the commercial success of FACTIVE tablets.

FACTIVE tablets are currently our only commercial product and we expect will likely account for substantially all of our product revenues for at least the next several years. FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The commercial success of FACTIVE tablets will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other anti-infectives and other products used, or currently being developed, to treat CAP and AECB. If FACTIVE tablets are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

In December 2000, the FDA issued a non-approvable letter to the prior owner of rights to FACTIVE due, in part, to safety concerns arising out of an increased rate of rash relative to comparator drugs, especially in young women. While the FDA did approve FACTIVE tablets for marketing in April 2003, it required, as a postmarketing study commitment, that we conduct a prospective, randomized study comparing the FACTIVE tablet (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study will include patients of different ethnicities, to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and laboratory safety. This Phase IV trial, with the approval from the FDA, was initiated in the second half of 2004. In connection with the approval of FACTIVE tablets, the FDA has also required us to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after their initial marketing in the U.S. As part of this requirement, we will furnish periodic reports to the FDA on the number of prescriptions issued, including refills, and the diagnoses for which the prescriptions are dispensed. The results of the Phase IV trial and the periodic reports we are required to provide to the FDA, as well as other safety information arising out of the marketing of the product, could restrict our ability to commercialize FACTIVE tablets.

We may need to raise additional funds in the future.

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans for at least 18 months. We may need to raise additional capital in the future to fund our operations, in particular, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities We may seek funding through additional public or private equity offerings, debt financings or agreements with customers. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE and Ramoplanin commercial and clinical development programs over that period. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets are our first FDA approved product. To date, we still have limited marketing and sales experience considering the launch of FACTIVE occurred September of 2004. The continued development of these marketing and sales capabilities will require significant expenditures, management resources and time. Failure to successfully establish sufficient sales and marketing capability in a timely and regulatory compliant manner or to find suitable sales and marketing partners may adversely affect our business and results of operations.

We will depend on third parties to manufacture and distribute our product and product candidates, including FACTIVE tablets and Ramoplanin.

We do not have the internal capability to manufacture pharmaceutical products under the FDA’s current Good Manufacturing Practices. Under our agreement with LG Life Sciences they manufacture bulk quantities of the active pharmaceutical ingredient of FACTIVE. Although the LG Life Sciences facilities have previously been inspected by the FDA, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of FACTIVE tablets.

We are seeking to qualify Patheon, Inc. as a manufacturer to provide finished FACTIVE tablets, replacing SB Pharmaco. We estimate that Patheon will obtain the necessary FDA qualifications to be the fill and finish provider during the first half of 2005. The Company expects that the quantities of FACTIVE tablets currently on hand, in combination with the quantities to be delivered from SB Pharmco (under their current obligations), will provide sufficient inventory until Patheon can be qualified. However, if there is significant delay in the qualification of Patheon, we could have insufficient inventory of FACTIVE tablets to meet demand which could adversely affect our business and results of operations. In addition, we cannot assure you that SB Pharmco will be able to avoid batch failures or production delays for their outstanding commitments.

We cannot be certain that LG Life Sciences, Patheon, Vicuron or future manufacturers will be able to deliver commercial quantities of product candidates to us or that such deliveries will be made on a timely basis. The only source of supply for FACTIVE bulk drug product is LG Life Sciences’ facility in South Korea, and upon FDA qualification, Patheon will be our only source of finished FACTIVE tablets. If these facilities are damaged or otherwise unavailable, we would incur substantial costs and delay in the commercialization of FACTIVE tablets. If we are forced to find an alternative source for Ramoplanin or other product candidates, we could also incur substantial costs and delays in the further commercialization of such products. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

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

We will depend on third parties to manage our product supply chain for FACTIVE tablets.

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets. In June, we entered into an exclusive agreement with Integrated Commercial Solutions, Inc. (ICS), to perform such supply chain manufacturing services for a three-year period.

We cannot be certain that ICS will be able to perform uninterrupted supply chain services throughout the term of the agreement. As our exclusive supply chain service provider if ICS were unable to perform their services for any period, we may incur substantial loss of sales to wholesalers and other purchasers of FACTIVE tablets. If we are forced to find an alternative supply chain service provider, in addition to loss of sales, we may also incur costs in establishing a new arrangement.

We cannot expand the indications for which we will market FACTIVE unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for FACTIVE.

In April 2003, FACTIVE tablets were approved by the FDA for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. One of our objectives of ours is to expand the indications for which FACTIVE is approved for marketing by the FDA, including for the indication of acute bacterial sinusitis. While we believe the necessary clinical trials for acute bacterial sinusitis have been completed, we are gathering additional data based on the use of FACTIVE following commercial launch to supplement an NDA filing for acute bacterial sinusitis (ABS). We cannot be certain how much additional data will be required or whether we will be required to conduct additional clinical trials in order to market FACTIVE for this indication. In order to market FACTIVE for other indications, we will need to conduct additional clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. If we are unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

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

Our exclusive rights to market FACTIVE in Europe are limited to France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. These countries include the current members of the European Union. However, in the future, a number of additional European countries in which we do not have rights to market FACTIVE may be admitted as members of the European Union. If LG Life Sciences were to sell FACTIVE or license a third party to sell FACTIVE in such countries after they are admitted to the European Union, our ability to maintain our projected profit margins based on sales in the territories covered by the LG Life Sciences license agreement may be adversely affected because customers in our territory may purchase FACTIVE from neighboring countries in the European Union and our ability to prohibit such purchases may be limited under European Union antitrust restrictions.

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

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products are not within our control. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely and regulatory compliant manner, such breach, termination or failure could:

•	delay or otherwise adversely impact the development or commercialization of FACTIVE tablets, Ramoplanin, our other product candidates or any additional product candidates that we may acquire or develop;

•	require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates.

Our lead product, FACTIVE tablets, is currently conducting a Phase IV post-approval clinical trial in compliance with FDA requirements pursuant to the product’s approval and a Phase III clinical trial for a five-day course of therapy for the treatment of community-acquired pneumonia of mild to moderate severity. Additionally, clinical trials may be necessary to gain approval to market the product for the treatment of acute bacterial sinusitis. Additional clinical trials will be required to gain approval to market FACTIVE for other indications/formulations.

The Phase II trial for our lead product candidate, Ramoplanin, to assess the safety and efficacy to treat Clostridium difficile-associated diarrhea, or CDAD, was completed in 2004. Pending completion of discussions with the FDA regarding a Special Protocol Assessment submitted in late 2004 and completion of discussions with our partner, Vicuron, concerning timelines required to complete the Phase III program and submission to the FDA, the Phase III program will be ready for initiation. Prior clinical and preclinical trials for Ramoplanin were conducted by Biosearch Italia S.p.A. and its licensees, from whom we acquired our license to develop Ramoplanin. We may not be able to complete these trials or make the filings within the timeframes we currently expect. If we are delayed in completing the trials or making the filings, our business may be adversely affected, including as a result of increased costs.

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

The speed with which we are able to complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	the rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	fluctuations in the infection rates for patients enrolled in our trials;

•	compliance of patients and investigators with the protocol and applicable regulations;

•	prior regulatory agency review and approval of our applications and procedures;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

•	changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies, to accurately collect data and to prepare the appropriate regulatory applications.

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

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company, and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc.; and

•	Ketek, a ketolide from Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline.

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets will be going off patent at dates ranging from 2003 to 2015. As these competitors lose patent protection, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

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

We will be highly dependent on the principal members of our senior management and key scientific and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following senior officers: Steven M. Rauscher, President and Chief Executive Officer; Stephen Cohen, Senior Vice President and Chief Financial Officer; and Gary Patou, M.D., Executive Vice President, Chief Medical Officer, Nick Colangelo, Esq., Senior Vice President, Corporate Development and Operations, and Ton Bunt, M.D., Ph.D., Senior Vice President, Clinical Development and Medical Affairs. The term of each employment agreement continues until it is terminated by the officer or us, except for Dr. Patou’s agreement which runs through March 31, 2005, after which he becomes a consultant for one year. We do not currently maintain key person life insurance on any of our employees.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 63 issued U.S. patents, approximately 84 pending U.S. patent applications, 113 issued foreign patents and approximately 198 pending foreign patent applications. These patents and patent applications primarily relate to (1) the field of human and pathogen genetics, (2) the chemical composition, use, and method of manufacturing FACTIVE, (3) metalloenzyme inhibitors, their uses, and their targets, and (4) DNA-Nanobinder(TM) compounds and their use as anti-infective therapeutics. Our material patents are as follows:

•	U.S. Patent No. 5,633,262 granted May 27, 1997, relating to quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,776,944 granted July 7, 1998, relating to 7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,869,670 granted February 9, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,962,468 granted October 5, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1,8-naphthyridine-3 carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 6,340,689 granted January 22, 2002, relating to methods of using quinolone compounds against atypical upper respiratory pathogenic bacteria; licensed from LG Life Sciences; expiring September 14, 2019;

•	U.S. Patent No. 6,262,071 granted July 17, 2001, relating to methods of using antimicrobial compounds against pathogenic Mycoplasma bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphythyridine carboxylic acid derivative; licensed from LG Life Science; expiring March 20, 2018.

•	U.S. Patent No. 6,803,376 granted October 12, 2004, relating to methods of use of quinolone compounds against pneumococcal pathogenic bacteria; licensed from LG Life Science; expiring September 21, 2019.

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 15 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and their use for the prophylaxis and treatment of bacterial infections. The U.S. patents are currently set to expire at various dates, ranging from 2018, in the case of the principal patents relating to FACTIVE, to 2019. We have filed patent term extension applications, covering the regulatory review process, for the principal patents. If granted, these extensions would extend the exclusivity period through 2017.

We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license.

LG Life Sciences, as owner of U.S. Patent Nos. 5,776,944 and 5,962,468, submitted requests for reexamination to the U.S. Patent & Trademark Office, or PTO, in order to place additional references into the record of each patent. Both requests were granted by the PTO. Patent ‘944 and ‘468 have been reexamined with relatively minor modifications to the claims and confirmed patentable over the submitted references.

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

Under our agreement with Vicuron, we have obtained an exclusive license to develop and market oral Ramoplanin in the United States and Canada. Under this agreement, we are responsible, at our expense, for the clinical and non-clinical development of Ramoplanin in our field, the prevention and treatment of human disease, in the United States and Canada, including the conduct of clinical trials and the filing of drug approval applications with the FDA and other applicable regulatory authorities. We are obligated under the agreement to work diligently to develop Ramoplanin and if we do not file an NDA for Ramoplanin by a date to be agreed upon by us and Vicuron, Vicuron would have the right to terminate our license to Ramoplanin. On November 8, 2004, we received a letter from Vicuron Pharmaceuticals Inc. indicating that they intend to seek to terminate the License and Supply Agreement between Vicuron and Oscient and reacquire rights to Ramoplanin. In their letter, Vicuron claims that it will have a right to terminate the agreement based on the fact that an NDA with respect to Ramoplanin is not expected to be filed with the FDA prior to the date originally specified in the agreement. We believe their letter contradicts an amendment to the agreement entered into in October of 2002 (filed as exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003), and we have addressed this issue with Vicuron. Pursuant to the terms of the amended agreement, we are in discussions with Vicuron to develop a timetable for the completion of development and outside date for the NDA submission. There is no assurance we will be able to agree upon such a date, that Vicuron will not renew its attempt to terminate the agreement again in the future or that we will prevail in any potential dispute with Vicuron.

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

There has been substantial litigation regarding patents and other intellectual property rights in the biopharmaceutical industry. We may become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or a foreign patent office to determine our patent rights with respect to third parties which may include competitors in the biopharmaceutical industry. Interference proceedings in the U.S. Patent and Trademark Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to discover such intellectual property. We may become involved in patent litigation against third parties to enforce our patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to us of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. We do not expect to maintain separate insurance to cover intellectual property infringement. Our general liability insurance policy does not cover our infringement of the intellectual property rights of others. If infringement litigation against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of our products or services without a license from a third party. We may not be able to obtain such a license on commercially acceptable terms, or at all.

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

We have a substantial level of debt. As of December 31, 2004, after giving effect to the issuance and sale of the convertible notes during the second quarter of 2004, we had approximately $176 million of indebtedness outstanding (excluding trade payables and accrued liabilities). The level of our indebtedness, among other things, could:

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the exhibit, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets;

•	the revenues that we may derive from the sale of FACTIVE tablets, as compared to analyst estimates;

•	the results of our clinical trials for Ramoplanin and additional indications for FACTIVE and the pace of our progress in those clinical trials;

•	our ability to license or develop other compounds for clinical development;

•	the timing of the achievement of our development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the biopharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	comments by securities analysts, or our failure to meet market expectations.

Over the two-year period ending December 31, 2004 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $7.01 to a low of $1.28. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price if our securities, regardless of our operating performance.

Multiple factors beyond our control may cause fluctuations in our operating results and may cause our business to suffer.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	the pace of our commercialization of FACTIVE tablets;

•	the level of acceptance by physicians and third party payors of FACTIVE;

•	the progress of our clinical trials for FACTIVE, Ramoplanin and our other product candidates;

•	our success in concluding deals to acquire additional approved products and product candidates;

•	the introduction of new products and services by our competitors;

•	regulatory actions; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As specified in our investment policy guidelines, investments are made primarily in high-grade corporate bonds with effective maturities of two years or less, and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,009,000 decrease in the fair value of our investments as of December 31, 2004. Our investment policy limits the amount of our credit exposure to any one issue, issuer, and type of instrument.

As of December 31, 2004 we did not have any financing arrangements that were not reflected in our balance sheet.

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

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3.5% senior convertible promissory notes due April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $6.64 per share. We may not redeem the notes at our election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a change of control or a termination of trading of our common stock (each as defined in the indenture for the notes), holders of our notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a cash purchase of our common stock, we may have an obligation to pay an additional make-whole premium to our note holders based on a formula set forth in the indenture

Item 8.    Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2004 in connection with the preparation of this annual report. They concluded that the controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal controls over financial reporting, no matter how well designed, have inherent limitations. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oscient Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oscient Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2005

Item 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3) to Form 10-K, the information required for Part III, Items 10 (other than Code of Ethics, which is set forth below), 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 25, 2005.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding our directors and executive officers may be found under the captions “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Board of Directors Meetings and Committee Meetings” and “Report of the Audit Committee” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has determined that it has at least one “Audit Committee Financial Expert” (as defined by Item 401(h)(2) of Regulation S-K of the Exchange Act) on the Audit Committee of the Board of Directors, William S. Reardon. The Board of Directors has further determined that Mr. Reardon is “independent” from management within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of the Company’s code of ethics and conduct which is available free of charge on our website (www.oscient.com), by sending a written request to Investor Relations, Oscient Pharmaceuticals Corporation, 1000 Winter Street, Suite 2200, Waltham, MA 02451, or by emailing investors@oscient.com. We intend to include on our website any amendment to, or waiver from, a provision of our code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.    EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Employment Agreements,” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the caption “Principal Accountant Fees and Services” in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) FINANCIAL STATEMENTS See “Index to Consolidated Financial Statements” appearing on page F-1.

(3) List of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization(36)

3.1	Restated Articles of Organization and By-laws(1)

3.2	Amendment dated January 5, 1982 to Restated Articles of Organization(2)

3.3	Amendment dated January 24, 1983 to Restated Articles of Organization(3)

3.4	Amendment dated January 17, 1984 to Restated Articles of Organization(4)

3.5	Amendment dated October 20, 1987 to the By-laws(7)

3.6	Amendment dated December 9, 1987 to Restated Articles of Organization(8)

3.7	Amendment dated October 16, 1989 to the By-law(9)

3.8	Amendment dated January 24, 1994 to Articles Restated Articles of Organization(12)

3.9	Amendment dated August 31, 1994 to Restated Articles of Organization(12)

3.10	Amendment dated March 15, 2001 to Restated Articles of Organization(25)

3.11	By-Laws of Genome Therapeutics Corp (as amended through July 24, 2001)(26)

4.1	Form of Note dated March 5, 2002 received by Smithfield Fiduciary LLC and the Tail Wind Fund, Ltd.(27)

4.2	Amendment, Redemption and Exchange Agreement between the Company and Smithfield Fiduciary LLC, dated June 4, 2003(32)

4.3	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(32)

4.4	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(32)

4.5	Employee Stock Purchase Plan(33)

4.6	Form of Warrant issued in private placement(34)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(5)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(6)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(10)

10.5	Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(11)

10.6	Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts(11)

10.7	Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA(12)

Exhibit No.	Description

10.8	1993 Stock Option Plan and Form of Stock Option Certificate(12)

10.9	Agreement between the Company and AstraZeneca PLC (f/k/a Astra Hassle AB) dated August 31, 1995(13)*

10.10	Form of director Stock Option Agreement and schedule of director options granted(14)

10.11	Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 6, 1995(15)*

10.12	Lease amendment dated November 15, 1996 to certain property in Waltham, MA(16)

10.13	Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 20, 1996(17)*

10.14	Collaboration and License Agreement between the Company and Schering Corporation, dated September 22, 1997(18)*

10.15	Collaboration and License Agreement between the Company and Schering-Plough Ltd. dated September 22, 1997(18)*

10.16	1997 Directors’ Deferred Stock Plan(19)

10.17	1997 Stock Option Plan(19)

10.18	Collaboration and License Agreement between the Company and American Home Products, Inc., acting through its Wyeth-Ayerst Division, dated December 20, 1999(21)

10.19	Collaboration and License Agreement between Genome Therapeutics Corporation and bioMerieux Incorporated dated as of September 30, 1999(22)

10.20	Registration Rights Agreement between the Company and bioMerieux Alliance as dated September 30, 1999(23)

10.21	2001 Incentive Plan(24)

10.22	Stock Option Agreements with Steven M. Rauscher(24)

10.23	Employment Letter with Steven M. Rauscher(26)

10.24	Purchase Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.25	Registration Rights Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.26	License and Supply Agreement between the Company and Biosearch Italia, S.P.A., dated October 8, 2001(29)*

10.27	Research Collaboration and License Agreement between the Company and Amgen Inc., dated December 20, 2002(30)*

10.28	Stock Purchase Agreement between the Company and Amgen Inc., dated December 20, 2002(30)*

10.29	Letter Agreement between the Company and Biosearch Italia, S.P.A., dated October 22, 2002 (30)*

10.30	Retirement Letter with Robert J. Hennessey(31)

10.31	Employment Letter with Stephen Cohen(31)

10.32	Employment Letter Richard Labaudiniere PhD(31)

10.33	Employment Letter with Martin D. Williams(31)

Exhibit No.	Description

10.34	Form of Subscription Agreement for Private Placement(34)

10.35	Registration Rights Agreement for Private Placement(34)

10.36	Separation Agreement with Richard Labaudiniere, dated July 9, 2003(35)

10.37	Note Amendment and Exchange Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.38	Registration Rights Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.39	Employment Letter with Dominick Colangelo(38)

10.40	Employment Letter with Antonius Bunt(38)

12.1	Statement re: Computation of Ratios(38)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(38)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(38)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(38)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(38)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(38)

*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1 (No. 2-75230) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 1982 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 1983 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 25, 1984 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 1987 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1987 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(11)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.
(12)	Filed as exhibits of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s 10-Q/A for the quarter ended March 1, 1997 and incorporated herein by reference.
(18)	Filed as exhibits to the Company’s 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(19)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s 8-K filed on March 8, 2000 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Forms S-3 (333-32614) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s 10-Q for the quarter ended February 24, 2001 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s 8-K filed on March 6, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s 10-K/A2 for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s 10-K/A for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Company’s 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s 8-K filed on June 5, 2003 and incorporated herein by reference.
(33)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-106563) and incorporated herein by reference
(34)	Filed as an exhibit to the Company’s 8-K filed on October 1, 2003 and incorporated herein by reference.
(35)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.
(36)	Filed as an exhibit to the Company’s 8-K filed on November 18, 2003 and incorporated herein by reference.
(37)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) and incorporated herein by reference.
(38)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCIENT PHARMACEUTICALS CORPORATION

By:	/s/ STEVEN M. RAUSCHER
Steven M. Rauscher President and Chief Executive Officer

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ STEVEN M. RAUSCHER Steven Rauscher	Director, President and Chief Executive Officer	March 16, 2005

/s/ STEPHEN COHEN Stephen Cohen	Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)	March 16, 2005

/s/ DAVID B. SINGER David B. Singer	Chairman of the Board and Director	March 16, 2005

/s/ LUKE EVNIN Luke Evnin	Director	March 16, 2005

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	March 16 2005

/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	March 16, 2005

/s/ WILLIAM S. REARDON William S. Reardon	Director	March 16, 2005

/s/ NORBERT G. RIEDEL Norbert G. Riedel	Director	March 16, 2005

/s/ PAMELA J. KIRBY Pamela Kirby	Director	March 16, 2005

/s/ DAVID K. STONE David K. Stone	Director	March 16, 2005

/s/ JOHN E. VORIS John E. Voris	Director	March 16, 2005

OSCIENT PHARMACEUTICALS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Oscient Pharmaceuticals Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oscient Pharmaceuticals Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2005

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$64,743,273	$20,969,292
Marketable securities (held-to-maturity)	94,908,700	4,595,740
Marketable securities (available-for-sale)	—	3,100,000
Restricted cash	5,386,250	—
Interest receivable	1,708,360	138,189
Accounts receivable	4,223,412	257,389
Inventories	11,915,881	—
Prepaid expenses and other current assets	5,898,546	120,852

Total Current Assets	188,784,422	29,181,462
Property and Equipment, at cost:
Laboratory, scientific and marketing equipment	11,090,405	12,573,855
Furniture & fixtures and manufacturing equipment	1,849,350	1,240,682
Leasehold improvements	78,707	7,516,159

	13,018,462	21,330,696
Less—Accumulated depreciation	11,560,752	18,009,495

	1,457,710	3,321,201
Restricted cash	11,589,517	—
Note receivable from related party	—	6,238,219
Other assets	5,859,116	1,775,433
Intangible assets, net	70,373,796	—
Goodwill	62,495,061	—

	$340,559,622	$40,516,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$291,667	$1,166,667
Accounts payable	9,080,046	1,523,633
Accrued expenses and other current liabilities	14,840,543	3,483,308
Current portion of accrued facilities impairment charge	3,213,819	—
Current portion of accrued restructuring charge	1,250,153	—
Clinical trial expense accrual	2,785,161	3,652,604
Deferred revenue	1,301,607	458,333

Total Current Liabilities	32,762,996	10,284,545
Long-term Liabilities:
Long-term obligations, net of current maturities	175,059,647	291,666
Noncurrent portion of accrued facilities impairment charge	16,160,969	—
Noncurrent portion of accrued restructuring charge	969,049	—
Other long-term liabilities	1,206,965	—
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Common stock, $0.10 par value—Authorized—175,000,000 shares, Issued and Outstanding—75,802,823 and 31,479,650 in 2004 and 2003 respectively	7,580,282	3,147,965
Additional paid-in capital	356,834,921	182,727,198
Accumulated deficit	(248,835,424)	(155,564,152)
Deferred compensation	(1,016,783)	(207,907)
Note receivable from officer	(163,000)	(163,000)

Total Shareholders’ Equity	114,399,996	29,940,104

	$340,559,622	$40,516,315

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$4,067,284	$—	$—
Biopharmaceutical	2,545,623	7,009,175	7,715,992

Total revenues	6,612,907	7,009,175	7,715,992
Costs and Expenses:
Cost of product sales	3,380,342	—	—
Research and development (1)	25,818,956	22,313,699	32,046,681
Selling, general and administrative (1)	46,473,683	6,298,188	9,130,614
Write-off of in-process technology	11,704,396	—	—
Restructuring charge	4,780,280	5,257,262	—
Convertible debt retirement expense	—	5,540,333	—
Stock-based compensation	5,071,074	533,853	282,985

Total costs and expenses	97,228,731	39,943,335	41,460,280

Loss from operations	(90,615,824)	(32,934,160)	(33,744,288)
Other Income (Expense):
Interest income	2,424,164	580,792	1,768,690
Interest expense	(5,625,346)	(990,399)	(1,936,117)
Gain on sale of fixed assets	338,074	310,380	51,925
Other income	—	3,645,612	—

Net other income (expense)	(2,863,108)	3,546,385	(115,502)

Loss from continuing operations	$(93,478,932)	$(29,387,775)	$(33,859,790)
Income (loss) from discontinued operations	$207,660	$(400,977)	$(157,235)

Net loss	$(93,271,272)	$(29,788,752)	$(34,017,025)

Loss from continuing operations per common share:
Basic and diluted	$(1.33)	$(1.12)	$(1.48)

Income (loss) from discontinued operations per common share:
Basic and diluted	$0.00	$(0.01)	$(0.00)

Net loss per common share:
Basic and diluted	$(1.33)	$(1.13)	$(1.48)

Weighted average common shares outstanding:
Basic and diluted	70,349,847	26,289,876	22,920,875

(1) Excludes non-cash stock-based compensation as follows:

Research and development	$3,737,811	$—	$31,668
Selling, general and administrative	1,333,263	533,853	251,317

	$5,071,074	$533,853	$282,985

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Note Receivable From Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	$0.10 Par Value
Balance, December 31, 2001	22,772,170	2,277,217	156,214,735	(91,758,375)	(343,088)	(163,000)	504,449	66,731,938	(9,585,853)

Exercise of stock options	10,614	1,061	11,987	—	—	—	—	13,048
Issuance of stock under employee stock purchase plan	143,462	14,346	438,587	—	—	—	—	452,933
Issuance of stock related to interest payable under convertible notes	120,986	12,099	276,394	—	—	—	—	288,493
Deferred compensation from grant of stock options	—	—	300,740	—	(300,740)	—	—	—
Issuance of stock under directors deferred stock plan	18,840	1,884	(1,884)	—	—	—	—	—
Amortization of deferred compensation and other stock-based compensation expense	—	—	—	—	430,338	—	—	430,338
Value of warrants issued in connection with convertible notes	—	—	1,736,059	—	—	—	—	1,736,059
Unrealized loss on short-term investment (available- for-sale)	—	—	—	—	—	—	(249,890)	(249,890)	(249,890)
Reversal of unrealized loss on derivative instruments	—	—	—	—	—	—	30,830	30,830	30,830
Net loss	—	—	—	(34,017,025)	—	—	—	(34,017,025)	(34,017,025)

Balance, December 31, 2002	23,066,072	2,306,607	158,976,618	(125,775,400)	(213,490)	(163,000)	285,389	35,416,724	(34,236,085)

Sale of common stock, net of issuance costs of $899,836	5,366,333	536,633	12,113,531	—	—	—	—	12,650,164
Exercise of stock options	336,962	33,696	465,091	—	—	—	—	498,787
Issuance of stock related to the retirement of convertible notes	1,946,586	194,659	8,817,610	—	—	—	—	9,012,269
Issuance of stock related to interest payable under convertible notes	422,705	42,271	538,825	—	—	—	—	581,096
Issuance of stock under employee stock purchase plan	339,827	33,982	419,517	—	—	—	—	453,499
Deferred compensation from grant of stock options	—	—	818,911	—	(818,911)	—	—	—
Issuance of stock under directors deferred stock plan	1,165	117	(117)	—	—	—	—	—
Amortization of deferred compensation and other stock-based compensation expense	—	—	—	—	816,995	—	—	816,995
Reversal of deferred compensation related to cancellation of stock options	—	—	(7,499)	—	7,499	—	—	—
Reversal of unrealized gain on long-term investment (available-for-sale)	—	—	—	—	—	—	(285,389)	(285,389)	(285,389)
Proceeds from a legal claim with an investor	—		584,711		—	—	—	584,711
Net loss	—	—	—	(29,788,752)	—	—	—	(29,788,752)	(29,788,752)

Balance, December 31, 2003	31,479,650	3,147,965	182,727,198	(155,564,152)	(207,907)	(163,000)	—	29,940,104	(30,074,141)

Exercise of stock options	2,129,865	212,986	1,651,950	—	—	—	—	1,864,936
Issuance of stock under employee stock purchase plan	125,542	12,554	290,410	—	—	—	—	302,964
Sale of common stock, net of issuance costs of $7,335,814	16,800,000	1,680,000	79,184,186	—	—	—	—	80,864,186
Deferred compensation related to issuance and modification of stock options	—	—	456,979	—	(5,879,950)	—	—	(5,422,971)
Issuance of stock options to employees	—	—	443,601	—	—	—	—	443,601
Amortization of deferred compensation	—	—	—	—	5,071,074	—	—	5,071,074
Issuance of common stock related to merger with Genesoft	25,211,766	2,521,177	72,357,768	—	—	—	—	74,878,945
Fair value of options & warrants issued in exchange of Genesoft options & warrants	—	—	19,533,549	—	—	—	—	19,533,549
Exercise of stock warrants	56,000	5,600	189,280	—	—	—	—	194,880
Net loss	—	—	—	(93,271,272)	—	—	—	(93,271,272)	(93,271,272)

Balance at December 31, 2004	75,802,823	7,580,282	356,834,921	(248,835,424)	(1,016,783)	(163,000)	—	114,399,996	(93,271,272)

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Loss from continuing operations	$(93,478,932)	$(29,387,775)	$(33,859,790)
Income (loss) from discontinued operations	207,660	(400,977)	(157,235)

Net loss	$(93,271,272)	$(29,788,752)	$(34,017,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,419,839	2,545,414	5,544,813
Non-cash restructuring charge	1,976,399	3,749,741	—
Non-cash convertible debt retirement expense	—	4,012,269	—
Non-cash interest expense	1,144,565	1,225,454	510,605
Non-cash write-off of in process technology at merger	11,704,396	—	—
Gain on disposal of fixed assets	(338,074)	(183,406)	(51,925)
Amortization of deferred compensation	5,071,074	816,995	430,338
Changes in assets and liabilities:
Interest receivable	(1,570,171)	646,183	290,354
Accounts receivable	(3,365,396)	1,786,473	(1,529,977)
Inventories	(6,947,707)	—	—
Prepaid expenses and other current assets	(5,318,992)	1,038,018	588,914
Accounts payable	6,726,857	(651,414)	82,454
Accrued expenses and other liabilities	7,850,522	(14,744)	852,082
Clinical trial expense accrual	(867,443)	(677,188)	3,043,468
Deferred revenue	843,274	(1,107,812)	(1,883,814)
Accrued facilities impairment charge	(2,865,439)	—	—
Accrued restructuring charge	2,219,202	—	—
Accrued other long-term liabilities	1,206,965	—	—

Net cash used in operating activities	(70,381,401)	(16,602,769)	(26,139,713)

Cash Flows from Investing Activities:
Cash flow related to merger	(14,874,878)	—	—
Purchases of marketable securities	(143,036,960)	(8,323,011)	(37,830,976)
Proceeds from maturities of marketable securities	55,824,000	40,079,573	42,179,260
Purchases of property and equipment	(1,532,421)	(121,177)	(3,817,612)
Proceeds from sale of property and equipment	901,198	826,671	79,807
(Increase) decrease in restricted cash	(13,278,927)	—	200,000
Increase in notes receivable	—	(6,238,219)	—
Increase in other assets	(4,237,922)	(922,046)	(684,962)

Net cash (used in) provided by investing activities	(120,235,910)	25,301,791	125,517

Cash Flows from Financing Activities:
Gross proceeds from issuance of convertible notes	152,750,000	—	—
Proceeds from sale of common stock, net of issuance costs	80,864,186	12,650,164	—
Proceeds from exercise of stock options	1,864,936	498,787	13,048
Proceeds from issuance of stock under the employee stock purchase plan	302,964	453,499	452,933
Proceeds from exercise of warrants	194,880	—	—
Gross proceeds from convertible notes payable	—	—	15,000,000
Proceeds from borrowings on equipment financing arrangements	—	—	3,500,000
Proceeds from a legal claim with an investor	—	584,711	—
Payments made upon retirement of convertible notes payable	—	(10,000,000)	—
Payments on long-term obligations	(1,585,674)	(3,045,398)	(4,628,663)

Net cash provided by financing activities	234,391,292	1,141,763	14,337,318

Net Increase (Decrease) in Cash and Cash Equivalents	43,773,981	9,840,785	(11,676,878)
Cash and Cash Equivalents, beginning of year	20,969,292	11,128,507	22,805,385

Cash and Cash Equivalents, end of year	$64,743,273	$20,969,292	$11,128,507

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$2,347,830	$562,922	$1,131,725

Income tax paid during period	$17,939	$30,000	$50,004

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Deferred compensation related to unvested stock options at merger	$5,422,970	$—	$—

Note receivable and accrued interest forgiven at merger	$6,268,795	$—	$—

Issuance of common stock related to merger	$74,878,945	$—	$—

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$19,533,549	$—	$—

Issuance of warrant in connection with convertible notes payable	$—	$149,781	$1,736,059

Unrealized loss on marketable securities	$—	$(285,389)	$(249,890)

Unrealized gain on derivative instruments	$—	$—	$30,830

Issuance of common stock related to interest payable under convertible notes	$—	$581,096	$288,493

Issuance of common stock upon conversion of convertible notes payable	$—	$5,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oscient Pharmaceuticals Corporation (the Company) is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. On February 6, 2004, the Company completed its merger with Genesoft Pharmaceuticals Inc. (Genesoft), a privately-held pharmaceutical company based in South San Francisco, California. The Company’s product portfolio is led by the FDA-approved fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis.

Our hospital product portfolio includes a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of a serious hospital-acquired infection. Ramoplanin has been studied in a Phase II trial for the treatment of Clostridium difficile-associated diarrhea (CDAD) and we are currently is discussions with the FDA in connection with a special protocol assessment for the design of a Phase III program for the indication. Additionally, we have an intravenous formulation of FACTIVE in development, intended for use in hospitalized patients with pneumonia.

The Company’s preclinical development programs include an oral peptide deformylase inhibitor series for the potential treatment of respiratory tract infections as well as development of a FACTIVE intravenous formulation. The Company also has several pharmaceutical alliances focused on the development of novel therapeutics and diagnostics for chronic human diseases and certain infectious diseases. These alliances were formed in previous years based on our genomics drug discovery expertise. Our business strategy has shifted away from gene discovery and partnerships of this type to focus on development and commercialization of our own products.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Collaborative Securities Corp. (a Massachusetts Securities Corporation) and Genesoft Pharmaceuticals LLC. All intercompany accounts and transactions have been eliminated in consolidation.

(b)    Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE, which began shipping in the third quarter of 2004. Other sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects its revenues derived from biopharmaceutical alliances will continue to decrease and product revenues will continue to increase based on the launch of the sale of FACTIVE tablets in September of 2004.

Product Sales/Deferred Revenue

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, chargebacks, and discounts. For arrangements

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, cost of FACTIVE associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed.

Sales Rebates, Discounts and Incentives

Our product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2004, we offered certain product stocking incentives to several pharmacies. These incentives included units with limited guaranteed sales provisions. As a result of these provisions, risk of loss of these units has not passed to the customer. Accordingly, we have deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. As of December 31, 2004, we have recorded deferred revenue of $1,302,000 related to these units.

During the fourth quarter of 2004, we initiated a sample card program whereby we offered an incentive to patients in the form of a free full-course sample card. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). As of December 31, 2004, we did not have sufficient history with these types of incentive programs in order to develop a reasonable and reliable estimate of the amount of reimbursement claims that we expect to realize. As a result, we have recorded the maximum liability (100% redemption) for reimbursement claims related to sample cards offered as of December 31, 2004. This amount was $920,000 at December 31, 2004. The Company will adjust the liability upon completion of the program and may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

Our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. Our process to estimate product returns includes the remaining shelf life and the product life cycle stage. We estimate product return allowances based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company has accrued approximately $242,000 in sales return reserves and $673,000 in other revenue reserves as of December 31, 2004. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company has not received any significant returns through December 31, 2004.

Biopharmaceutical Revenue

Prior to the merger with Genesoft, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and government grants. The Company also maintained a genomics services business. The Company has now exited these businesses and revenues will continue to decline from these sources. The revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Biopharmaceutical revenues have consisted of government research grants, and license fees, contract research and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing and analysis services as well as subscription fees from the PathoGenome™ Database.

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

(c)    Clinical Trial Expense Accrual

The Company’s clinical development trials related to Ramoplanin and FACTIVE are primarily performed by outside parties. It is not unusual at the end of each accounting period for the Company to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. In July 2004, the Company decided to close enrollment on its Phase III clinical trial of Ramoplanin for the prevention of bloodstream infections caused by vancomycin-resistant enterococci (VRE) prior to completion of the study. The Company believes all actual and estimated costs to complete the Phase III trial are reflected in the accrual at December 31, 2004. However, readers should be cautioned that the possibility exists that the timing of the clinical trials might be longer or shorter and the cost could be more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

For the clinical development of Ramoplanin the Company recorded expenses of approximately $8,169,000 in 2004, $10,829,000 in 2003, and $13,895,000 in 2002. For the clinical development of FACTIVE, the Company recorded approximately $13,567,000 in 2004 and no expenses in 2003 and 2002.

(d)    Accounts Receivable

Accounts receivable, trade consists of amounts due from wholesalers for the purchase of FACTIVE. Ongoing evaluations of customers are performed and collateral is generally not required. As of December 31, 2004, the Company has not reserved any amount for bad debts related to the sale of FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2004, payments have generally been made in a timely manner.

(e)    Restricted Cash

The Company’s restricted cash consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of December 31, 2004 one payment of $2,302,000 had been made for which the cash restriction was released. In addition, approximately $4,130,000 of cash is restricted in connection with letters of credit issued for the building leases at the Company’s Waltham, Massachusetts and South San Francisco, California facilities. The restrictions related to the building leases lapse at various dates through March 31, 2012.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)    Property and Equipment

The Company records property and equipment at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. The Company depreciates its property and equipment over the estimated useful life of the assets using the straight-line method starting when the asset is placed in service. The estimated useful life for leasehold improvements is the lesser of the term of the lease or the estimated useful life of the assets.

Estimated Useful Life
Laboratory & Manufacturing Equipment	5 Years
Computer Equipment & Licenses	3 Years
Office Equipment	5 Years
Furniture & Fixtures	5 Years
Marketing Equipment	3 Years

Depreciation expense was approximately $1,119,000, $2,545,000 and $5,545,000 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

(g)    Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. As of December 31, 2004, inventory consists of FACTIVE raw material in powder form and work-in-process of approximately $4,373,000 and FACTIVE finished tablets of approximately $7,543,000 to be used for sample and commercial sale related to the product launch of FACTIVE in September 2004. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. Expired inventory will be disposed of and the related costs will be written off. Through December 31, 2004, there has been no write-down of inventory. The following table represents inventories:

December 31, 2004
Raw Material	$1,485,000
Work-in-process	2,888,000
Finished Goods	7,543,000

Total	$11,916,000

Included in the table above is $4,373,000 of inventory that relates to validation lots and active pharmaceutical ingredients that are not yet saleable until the FDA acceptance of the technology transfer to Patheon, the Company’s manufacturing partner.

(h)    Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities which consist of stock options, securities sold under the Company’s directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in net loss per share totaled 37,320,538, 7,366,337 and 5,322,897 shares of the Company’s common stock during the years ended December 31, 2004, 2003 and 2002, respectively.

(i)    Single Source Suppliers

The Company currently obtains the active pharmaceutical ingredient for its commercial requirements for FACTIVE from single or limited sources. The Company purchases the active pharmaceutical ingredient pursuant

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the active pharmaceutical ingredient from these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

(j)    Concentration of Credit Risk

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total revenues:

	Number of Significant Customers	Percentage of Total Revenues
Year-ended December 31,		A	B	C	D	E	F	G	H	I	J
2004	4	21%					15%		25%	17%
2003	4	17%			11%	14%	47%
2002	2	46%	23%

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total accounts receivable.

	Number of Significant Customers	Percentage of Total Accounts Receivable
As of December 31,		A	B	C	D	E	F	G	H	I	J
2004	3								14%	49%	22%
2003	2	21%		64%
2002	3	23%					37%	27%

To date, the Company has not written off any significant accounts.

(k)    Use of Estimates

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

(l)    Financial Instruments

The estimated fair value of the Company’s financial instruments, which includes cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and long-term debt, approximates the carrying values of these instruments (See Note 6).

(m)    Reclassifications

The Company has reclassified certain prior-year information to conform with the current year’s presentation.

(n)    Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $5,921,000, $6,000 and $56,000 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)    Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses in marketable securities. In 2004, the net loss of approximately $93,271,000 is equal to the comprehensive net loss. In 2003, the Company recorded a gain of approximately $608,000 to comprehensive income related to sale of Vicuron common shares received in connection with the exercise of a warrant. In 2002, the Company recorded approximately $250,000 to comprehensive loss related to the decrease in the fair market value of the common shares of Vicuron.

(p)    Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. Prior to sale of the Genomics services segment in 2003, the Company had viewed its operations and managed its business as principally two operating segments: genomics services and biopharmaceutical. In 2004, the Company exited the genomics services segment, merged with Genesoft and launched FACTIVE on September 9, 2004. As a result, the Company believes it now operates in one segment called biopharmaceutical and product sales and the financial information disclosed herein represents all of the material financial information related to the Company’s one operating segment. In addition, in the fourth quarter of 2004, the Company reclassified all periods to present the revenues and expenses associated with the genomics business as discontinued operations as the Company no longer had significant involvement in the cash flows of this business. All of the Company’s revenues are generated in the United States and all assets are located in the United States. (See Note 4)

Revenues from product sales are recorded net of applicable allowances for sales returns, rebates, discounts and chargebacks. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In periods prior to 2004, the measure of gross profit for the Biopharmaceutical segment is equal to total segment revenues less externally funded research and development costs related to the Company’s alliance arrangements and government research grants. The Company does not allocate assets by operating segment.

(q)    Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment by comparing the future undiscounted cash flows from the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

The Company also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

30, 2001 are not amortized but are reviewed periodically for impairment. The Company performs an annual evaluation at the end of each fiscal year to test for impairment. As of December 31, 2004, the Company does not believe that any of its long-lived assets, goodwill, and other intangible assets are impaired.

(r)    Recent Accounting Pronouncements

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still assessing the method of adoption and model and is assessing the impact that the adoption of SFAS No. 123(R) will have on its results of operations and related disclosures. SFAS No. 123(R) will likely affect the Company’s stock option issuances and shares purchased by employees under the employee stock purchase plan.

Accounting for Inventory Costs

On November 24, 2004, the FASB issued No. 151, “Inventory Costs,” (SFAS No. 151) an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal year beginning after November 24, 2004. The Company will apply the provisions of SFAS No. 151 starting January 1, 2006 on a prospective basis as required by SFAS 151. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of SFAS No. 151.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s)    Pro Forma Disclosure of Stock-based Compensation

The Company applies the intrinsic value method under APB No. 25 and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company records compensation expense equal to the fair value of options granted to non-employees over the period of service, which is generally the vesting period.

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

	2004	2003	2002
Risk-free interest rate	2.85%–4.88%	3.07%–3.96%	3.50%–5.14%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	81%	83%	84%
Weighted average grant date fair value	$3.48	$1.22	$1.83

	2004	2003	2002
Net loss as reported	$(93,271,272)	$(29,788,752)	$(34,017,025)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	5,071,074	816,995	430,338
Less: Total stock-based compensation cost determined under fair value based method for all employee awards	(10,768,463)	(2,452,711)	(4,936,526)

Pro forma net loss	$(98,968,661)	$(31,424,468)	$(38,523,213)

Basis and diluted net loss per share
As reported	$(1.33)	$(1.13)	$(1.48)

Pro forma	$(1.41)	$(1.20)	$(1.68)

The Company’s stock option grants typically vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the pro forma effects on 2004, 2003 and 2002 net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

(2)    MERGER WITH GENESOFT PHARMACEUTICALS, INC. AND SALE OF COMMON STOCK

On February 6, 2004, the Company completed its acquisition of 100% of Genesoft, a privately-held company located in South San Francisco, California pursuant to which, among other things, we acquired the rights to commercialize FACTIVE as the Company focused on expanding the business in the primary care physician market in the United States. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” and accordingly, allocated the purchase price of Genesoft upon the estimated

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of net assets acquired and liabilities assumed. The purchase price of approximately $110 million was paid by the issuance of approximately 25.2 million shares of the Company’s common stock to existing Genesoft common stockholders and promissory note holders and the issuance of options to purchase approximately 3.4 million shares for Genesoft stock options and warrants assumed in the merger. In connection with the merger, the Company assumed approximately $22 million in Genesoft debt, through the issuance of 5% convertible promissory notes. Such notes are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $6.6418 per share.

Concurrent with the merger, the Company sold 16.8 million shares of its common stock at $5.25 per share resulting in net proceeds received of approximately $81 million.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets, which has completed its report. The Company has completed its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3). The Company has finalized the purchase price allocation by completing analysis of its assumed liabilities and other relevant information relating to the acquisition. The final purchase price allocation is presented below (in thousands):

Assets:
Current Assets	$6,684
Property & Equipment	263
Intangible Assets Subject to Amortization	74,675
Restricted Cash	3,697
In-Process Research & Development	11,704
Goodwill	62,495

Total Assets Acquired	$159,518

Liabilities:
Current Liabilities	$5,199
Long Term Liabilities	22,310
Accrued Facility Costs	21,617

Total Liabilities Acquired	$49,126

Net Assets Acquired	$110,392

The valuation of the purchased intangible assets of $74.7 million was based on the result of a valuation using the income approach and applying risk–adjusted discount rates between 15% and 22%. The valuation of purchased intangible assets includes the license to Genesoft’s lead product and developed technology, FACTIVE, valued at $69.5 million. FACTIVE is an orally administered, broad-spectrum fluoroquinolone antibiotic which was approved by the FDA for the treatment of acute bacterial exacerbation of chronic bronchitis (ABECB) and community-acquired pneumonia (CAP) of mild to moderate severity. The valuation of purchased intangible assets also includes the value of a manufacturing and supply agreement for FACTIVE with a third party of $5.2 million.

At the time of acquisition, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,328,000, which includes $1,419,000 in severance-related costs and

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$16,887,000 in facility lease impairment costs. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. In 2004, the Company paid approximately $1,419,000 against the 2004 accrual for termination benefits.

The following table displays the restructuring liability activity recorded as part of purchase accounting related to the Genesoft acquisition:

	Year Ended December 31, 2004
	Balance at December 31, 2003	Liability Recorded	Cash Payments	Amortization	Balance at December 31, 2004
Termination benefits	$—	$1,419,465	$(1,419,465)	$—	$—
Facility lease liability	—	21,616,669	(2,865,439)	623,558	19,374,788

	$—	$23,036,134	$(4,284,904)	$623,558	$19,374,788

In addition, the Company recorded interest expense of approximately $624,000 in 2004 in connection with the amortization of the lease liability. The Company recorded the lease liability at its net present value and, accordingly, the Company recorded interest expense associated with the amortization of this liability.

Additionally, the Company recorded approximately $5,423,000 of deferred compensation related to the intrinsic value of unvested options issued in exchange for options assumed in the merger. The Company recorded approximately $4,587,000 in amortization of deferred compensation through December 31, 2004 in connection with the merger.

Supplemental Pro Forma Information:

Genesoft’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on February 6, 2004. The unaudited pro forma combined condensed statements of operations for 2004 and 2003 gives effect to the acquisition of Genesoft as if the acquisition of Genesoft had occurred on January 1, 2004 and 2003, respectively.

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

	Year Ended (In thousands, except per share data)
	December 31, 2004 (Actual)	December 31, 2004 (Pro forma)	December 31, 2003 (Actual)	December 31, 2003 (Pro forma)
Revenue	$6,612,907	$7,046,426	$7,009,175	$13,147,888
Total costs and expenses	97,228,731	99,993,612	39,943,335	67,243,522

Net loss	$(93,271,272)	$(95,731,545)	$(29,788,752)	$(50,582,752)

Weighted average number of shares—basic and diluted	70,349,847	70,349,847	26,289,876	37,992,516
Net loss per share	$(1.33)	$(1.36)	$(1.13)	$(1.33)

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma adjustments include additional amortization expense of $623,000 in 2004 and $7,621,000 in 2003 related to deferred compensation and intangible assets.

(3)    RESTRUCTURING PLANS

As part of an effort to reduce costs and expenses, the Company adopted a plan in 2003 to substantially reduce research effort in internally funded early-stage discovery programs under its Genomics-based Research & Alliances operating segment. Under this plan, the Company eliminated 44 full-time positions and recorded a restructuring charge for the aggregate amount of related severance costs. All of the separations and payments under this plan were completed by December 31, 2004.

In the fourth quarter of 2004, the Company relocated its corporate headquarters from one facility in Waltham, Massachusetts to a different facility in Waltham, Massachusetts. The Company completed the relocation to obtain additional administrative space that was needed to support the launch of FACTIVE. As a result of the relocation, the Company recorded a restructuring charge of approximately $4.7 million. The total charge was comprised of $2.7 million for the value of rental costs that will continue to be incurred through the lease expiration date on November 15, 2006, net of expected sublease income and $2.0 million for the write-off of the net book value of the leasehold improvements at the abandoned facility.

The following table summarizes the restructuring activity during 2004:

	Year Ended December 31, 2004
	Balance at December 31, 2003	Liability Recorded	Cash Payments	Write-off of Leasehold Improvements	Adjustment to Liability	Balance at December 31, 2004
Termination benefits	$612,241	$98,649	$(608,890)	$—	$(102,000)	$—
Facility lease liability	—	4,681,631	(486,030)	(1,976,399)	—	2,219,202

	$612,241	$4,780,280	$(1,094,920)	$(1,976,399)	$(102,000)	$2,219,202

(4)    SALE OF GENOMICS SERVICES AND INTELLECTUAL PROPERTY

(a)    Sale of Genomics Services—Discontinued Operation

On March 14, 2003, the Company completed the sale of its genomics services business to Agencourt Bioscience Corporation (Agencourt). As part of the Asset Purchase Agreement (the Agreement), the Company transferred its gene sequencing operations, including both commercial and government customer contracts and certain personnel and equipment, to Agencourt in exchange for an upfront cash payment of $200,000 and shares of Agencourt common stock. The Company was to receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years after the date of sale. The Company retained the right to its PathoGenomeTM Database, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers.

The cash flows from the genomics services group were no longer significant during the quarter ended December 31, 2004 and therefore eliminated from the ongoing operations of the Company as a result of the disposal transaction. As a result, the genomics services business is considered to be a “discontinued operation” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the fourth quarter of 2004, the Company presented the revenues and associated expenses as a discontinued operation as the Company no longer has significant involvement in the cash flows of this business.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, through this divestiture, the Company eliminated approximately 60 full-time positions, of which approximately 49 employees were not offered employment with Agencourt. The Company recorded a charge of approximately $691,000 in 2003, of which approximately $127,000 was related to the transfer of assets to Agencourt and approximately $564,000 associated with the reduction in work force, such as severance costs and outplacement services. As of December 31, 2003, all payments related to both severance and outplacement services from genomics services employees had been made.

(b)    Sale of Intellectual Property

In December 2003, the Company sold its pending applications related to the organism Streptococcus pneumoniae to Aventis Pasteur for a one-time cash payment of $3,000,000. The Company has recorded the gain on the sale as other income in its Consolidated Statements of Operations for the year ended December 31, 2003.

(5)    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

December 31, 2004
Goodwill	62,495,000
License Agreement, net	65,452,000
Manufacturing Relationship, net	4,922,000

Total	132,869,000

Goodwill

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. The Company’s goodwill relates entirely to the acquisition of Genesoft, which occurred on February 6, 2004 (See Note 2). As of December 31, 2004, the Company does not believe that its goodwill is impaired. No amount of the goodwill balance at December 31, 2004 will be deductible for income tax purposes.

Intangible Assets

As of December 31, 2004, intangible assets consist of the following:

Asset Classification	Cost	Accumulated Amortization	Net
License Agreement	69,452,000	(4,000,000)	65,452,000
Manufacturing Relationship	5,223,000	(301,000)	4,922,000

Total acquired intangible assets	74,675,000	(4,301,000)	70,374,000

Both intangibles are amortized on a straight-line basis over the remaining legal life of the underlying patent which is approximately 15.7 years, and corresponds to the estimated useful life of such assets. During 2004, the Company recorded approximately $4.3 million of amortization expense.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining amortization in future periods is as follows:

Year-ending December 31,
2005	$4,766,462
2006	4,766,462
2007	4,766,462
2008	4,766,462
2009	4,766,462
Thereafter	46,541,486

$70,373,796

(6)    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004 and 2003, the Company’s investments included short-term and long-term marketable securities, the majority of which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates fair value, and consist of debt securities. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates fair value and consist of commercial paper and U.S. government debt securities. At December 31, 2004, the average maturity of the Company’s investments was approximately 4.3 months. Also, at December 31, 2004, the Company had a net unrealized loss of approximately $256,000, which is the difference between the amortized cost and the fair value of the held-to-maturity investments. The fair value of the Company’s cash equivalents and marketable securities is determined based on market value.

At December 31, 2003, the Company’s short-term marketable securities also included taxable auction securities which are classified as “available-for-sale” securities and were recorded at fair value.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and December 31, 2003, the Company’s cash and cash equivalents and investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Cash and Cash Equivalents:
Cash	57,635,695	—	—	57,635,695
Debt-securities, government and agency issues	2,484,967	1,283	—	2,486,250
Debt-securities, corporate obligations	4,622,611	—	(2,688)	4,619,923

Total cash and cash equivalents	64,743,273	1,283	(2,688)	64,741,868

Investments (held-to-maturity):
Short-term government and agency issues	2,484,967	1,283	—	2,486,250
Short-term corporate obligations	92,423,733	3,769	(236,693)	92,190,809

Total short-term marketable securities	94,908,700	5,052	(236,693)	94,677,059

December 31, 2003
Cash and Cash Equivalents:
Cash	17,208,907	—	—	17,208,907
Debt-securities, government and agency issues	—	—	—	—
Debt-securities, corporate obligations	3,760,385	325	(1,335)	3,759,375

Total cash and cash equivalents	20,969,292	325	(1,335)	20,968,282

Investments (held-to-maturity):
Short-term government and agency issues	—	—	—	—
Short-term corporate obligations	4,595,740	692	(2,985)	4,593,447

Total short-term marketable securities	4,595,740	692	(2,985)	4,593,447

Investments (available-for-sale):
Short-term corporate obligations	3,100,000	—	—	3,100,000

(7)    NOTE RECEIVABLE

At the time of the signing of the merger agreement with Genesoft on November 17, 2003, the Company made a bridge loan of $6.2 million with an interest rate of 5% per annum to Genesoft pursuant to a promissory note. This note receivable and related interest owed was assumed in the merger and accordingly, included in the purchase price of this merger transaction (See Note 2).

(8)    INCOME TAXES

The Company applies SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $289,440,000 and $225,053,000 available to reduce federal and state taxable income, respectively, if any. The Company also had tax credit carryforwards of approximately $18,991,000 to reduce federal and state income tax, if any. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. Additionally, certain losses have begun to expire due to the limitations of the carryforward. The net operating loss and tax credit carryforwards expire approximately as follows:

Expiration Date	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Research Tax Credit Carryforwards	Investment Tax Credit Carryforwards
2005	—	38,411,000	80,000	80,000
2006	1,807,000	9,020,000	208,000	108,000
2007	2,206,000	11,489,000	274,000	4,000
2008	2,616,000	33,016,000	84,000	32,000
2009-2025	282,811,000	133,117,000	18,121,000	—

	$289,440,000	$225,053,000	$18,767,000	$224,000

The components of the Company’s net deferred tax asset at the respective dates are as follows:

	December 31,
	2004	2003
Net operating loss carryforwards	$112,386,000	$55,850,000
Research and development credits	16,058,000	10,489,000
Investment tax credits	148,000	69,000
Capitalized research & development costs	10,892,000	4,267,000
Depreciation	2,356,000	2,760,000
Facility impairment liability related to merger	9,077,000	—
Sale reserves and allowances	738,000	—
Intangible assets acquired at merger	(28,340,000)	—
Restricting liabilities	(894,000)	—
Warrants	—	759,000
Other temporary differences	3,490,000	1,062,000

Net deferred tax asset	125,911,000	75,256,000
Valuation allowance	(125,911,000)	(75,256,000)

Net Deferred Tax Asset / (Liability)	$—	$—

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets. The valuation allowance increased by approximately $50,655,000 from December 31, 2003 to December 31, 2004.

(9)    COMMITMENTS

(a)    Lease Commitments

During 2004, the Company moved from its former headquarters in Waltham, Massachusetts, for which the lease expires on November 15, 2006, to a new facility in Waltham, Massachusetts. The Company’s new headquarters of approximately 36,000 square feet is under an operating lease which expires on March 31, 2012. The Company asssumed a lease obligation in South San Francisco, California when it merged with Genesoft which expires on February 28, 2011. A portion of the old headquarters in Waltham, Massachusetts and the facility in South San Francisco, California have been subleased to external parties in 2004.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease payments and facilities charges under the operating leases (gross of sublease income) at December 31, 2004 are as follows:

Year-ending December 31,
2005	$5,840,000
2006	5,918,000
2007	5,098,000
2008	5,424,000
2009	5,613,000
Thereafter	7,829,000

Total	$35,722,000

Rent expense relating to operating leases was approximately $4,688,000, $1,079,000 and $1,020,000, in 2004, 2003 and 2002, respectively. Rental income from subleasing arrangements was approximately $2,354,000 and $11,000 in 2004 and 2003, respectively. The Company did not receive rental income during 2002. The aggregate minimum amount of rental income to be received in future periods from existing contracted subleasing arrangements is approximately $8,573,000 as of December 31, 2004.

(b)    Employment Agreements

The Company has employment agreements with its executive officers and several key employees, which provide for bonuses, as defined, and severance benefits upon termination of employment, as defined.

(10)    LONG-TERM OBLIGATIONS

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

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of our 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into our common stock at the option of the holders at a conversion price of $6.64 per share. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a change of control or a termination of trading of the Company’s common stock (each as defined in the indenture for the notes), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a cash purchase of the Company’s common stock, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which will be amortized over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the December 31, 2004 consolidated balance

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

On March 5, 2002, the Company sold convertible notes payable to two institutional investors in a private placement transaction, raising $15 million in gross proceeds. The convertible notes payable were convertible into shares of the Company’s common stock at the option of the holder, at a price of $8.00 per share, subject to certain adjustments. The maturity date of the convertible notes payable was December 31, 2004. Interest on the convertible notes payable accrued at 6% annually and the interest was payable, in cash or in stock, semi-annually on June 30 and December 31 of each year. The investors also received a warrant to purchase up to an aggregate of 487,500 shares of common stock at an exercise price of $8.00 per share, subject to certain adjustments. The warrant was exercisable at the time the convertible notes payable were converted or if certain other redemptions or repayments of the convertible notes payable occurred and terminated upon the earlier of four years from the date of such conversion or December 31, 2008. The warrant was valued, using the Black-Scholes option pricing model, at approximately $1,736,000. The amount was recorded as a discount to long-term obligations and amortized to interest expense over the term of the convertible notes payable. Additionally, the placement agent, as part of this transaction and through a warrant vehicle, had the right to purchase up to 100,000 shares of common stock at an exercise price of $15.00 per share. The warrant was exercisable over a three-year term, was valued, using the Black-Scholes option pricing model, at $244,000 and expired on March 4, 2005.

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

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2002, the Company entered into a loan agreement for $3,500,000, of which $500,000 was used to refinance a portion of an existing line of credit. This loan is payable in twelve consecutive quarterly payments at the prevailing LIBOR rate plus 1.50%. The Company is required to maintain certain financial covenants pertaining to minimum cash balances. The Company was in compliance with all financial covenants at December 31, 2004. As of December 31, 2004, approximately $292,000 was outstanding under the loan agreement, and the Company paid the balance in full in January 2005.

(11)    SHAREHOLDERS’ EQUITY

(a)    Stock Options

The Company grants stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company, options to purchase common stock. As of December 31, 2004, 12,381,758 shares were authorized and 4,744,588 shares were available under the Option Plans for future issuance.

The Company records deferred compensation when stock options, restricted stock and other stock-based awards are granted at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options or shares granted. Deferred compensation is amortized on a straight-line basis over the vesting period of the underlying awards. During the years ended 2004, 2003 and 2002, the Company recorded $5,880,000, $819,000 and $301,000, respectively, of deferred compensation. The Company recorded amortization of deferred compensation of $5,071,000, $817,000 and $430,000 and for the years ended December 31, 2004, 2003 and 2002, respectively.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activity under the Option Plans:

	Number of Shares	Exercise Price Range	Weighted Average Price
Outstanding, December 31, 2001	3,645,864	$0.00-66.00	$8.15
Granted	1,363,746	0.83-7.03	2.43
Exercised	(10,614)	0.00-4.42	1.23
Cancelled	(522,469)	0.10-48.25	7.72

Outstanding, December 31, 2002	4,476,527	$0.10-66.00	$6.47
Granted	709,423	0.38-2.97	0.94
Exercised	(336,962)	0.51-2.40	1.48
Cancelled	(803,642)	0.51-66.00	6.31

Outstanding, December 31, 2003	4,045,346	$0.10-49.91	$5.94
Granted	2,940,789	1.46-6.73	4.83
Exchanged upon merger	3,311,149	0.07-2.94	0.36
Exercised	(2,129,865)	0.07-5.91	0.88
Cancelled	(530,249)	0.51-49.91	6.53

Outstanding, December 31, 2004	7,637,170	$0.07-27.66	$4.47

Exercisable, December 31, 2004	4,719,712	$0.07-27.66	$4.34

Exercisable, December 31, 2003	2,489,952	$0.10-49.91	$6.86

Exercisable, December 31, 2002	2,238,018	$0.10-66.00	$6.72

The range of exercise prices for options outstanding and options exercisable under the Option Plans at December 31, 2004 are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (In Years)	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.07– $0.10	8.10	1,519,881	$0.07	1,519,881	$0.07
$0.11– $2.97	7.38	1,685,725	1.27	1,346,433	1.20
$2.98– $4.46	8.82	841,279	3.73	142,279	3.63
$4.47– $6.69	8.98	2,042,708	5.43	334,415	5.49
$6.70– $10.05	4.10	665,458	8.11	503,342	8.43
$10.06–$15.08	5.94	859,869	13.72	851,112	13.74
$15.09–$33.96	5.52	22,250	20.63	22,250	20.63

Total	7.66	7,637,170	$4.47	4,719,712	$4.34

(b)    Sale of Common Stock

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

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Company sold 16.8 million shares of its common stock at $5.25 per share resulting in net proceeds received of approximately $81 million in connection with the merger with Genesoft Pharmaceuticals.

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

(d)    Note Receivable from Officer

In March 2001, the Company loaned $163,000 to an officer of the Company to allow him to pay income tax liabilities associated with a restricted stock grant of 24,000 shares. The loan bears interest at 4%. Under the terms of the agreement, the note was originally due on December 31, 2004, with an option to extend until December 31, 2006. During 2004 the repayment date was extended by the officer until December 31, 2006, as allowable by the agreement. The principal amount of the note is non-recourse as it is secured only by the 24,000 shares of restricted stock. The interest portion of the loan is full-recourse as it is secured by the officer’s personal assets. The Company issued the restricted shares to the officer for no consideration and as a result recorded deferred compensation of approximately $347,000, which will be amortized over the vesting period of the award, which is forty-eight months.

(e)    Employee Stock Purchase Plan

In February 2000, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price will be 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. No compensation expense will be recorded in connection with the plan. As of December 31, 2004, the Company has issued 691,758 shares under this plan. As of December 31, 2004 1,500,000 shares were authorized and 808,242 shares were available for future issuance under this plan.

(f) Proceeds from Legal Claim

In June 2003, the Company received approximately $585,000, net of legal costs, from a settlement of a claim with an investor. This amount was recorded within shareholders’ equity as it relates to proceeds received from a shareholder.

(g) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2004 consists of the following:

Stock option and incentive plans	12,381,758
Employee stock purchase plan	808,242
Warrants	3,238,263
Conversion of convertible notes	26,356,573

Total	42,784,836

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    INCENTIVE SAVINGS 401(K) PLAN

The Company maintains an incentive savings 401(k) plan (the Plan) for the benefit of all employees. The Company matches 50% of the first 6% of salary, which for 2004 was limited to the first $205,000 of annual salary. The Company contributed $166,911, $201,751 and $283,718 to the Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

(13)    SUPPLY AGREEMENT

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

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of the Company’s anticipated commercial requirements for FACTIVE bulk drug. LG Life Sciences is expected to supply the FACTIVE bulk drug substance from its manufacturing facility in South Korea. The Company has initiated a technology transfer process with Patheon for the manufacture of finished products, to replace the previous fill and finish provider, SB Pharmco. We estimate that Patheon will obtain the necessary FDA qualifications to be the fill and finish provider during the first half of 2005. The Company expects that the quantities of FACTIVE tablets currently on hand, in combination with the quantities to be delivered from SB Pharmco (under their current obligations), will provide us with sufficient inventory until the new provider can be qualified. The current validation batches and other finished tablets at Patheon are expected to be available for commercial use during the second quarter of 2005. At December 31, 2004, the amount of inventory on hand includes $4,373,000 that relates to validation lots and active pharmaceutical ingredients that are not yet saleable until the FDA approves the technology transfer to Patheon.

The agreement also requires the Company to achieve a minimum level of FACTIVE sales over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory; provided, that LG Life Sciences has the right to co-promote the product, on terms to be negotiated, in our territory for 2008 and periods commencing thereafter, in which case our royalty obligations to LG Life Sciences would cease.

Under this license agreement, we were required to pay LG Life Sciences $8 million upon the completion of the merger with Genesoft. This amount was accounted for as part of the purchase price for Genesoft. The arrangement also provides for potential additional milestone payments to LG Life Sciences of up to $22 million upon obtainment of additional regulatory approvals and sales targets. The Company is obligated to pay a royalty on sales of FACTIVE in the U.S. and the territories covered by the license in Europe. The royalty is fixed at a nominal rate during the first two years of commercial sales and increases thereafter. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    PRODUCT DEVELOPMENT

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

(15)    OTHER RESEARCH AND DEVELOPMENT

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

The Company tracks actual costs related to each of its government grants, but it does not track actual costs related to each of its alliances or its internal research and development programs, and as a result, this information is not available. The Company does, however, track total costs in the aggregate for its alliance and government grant arrangements separately from its internal research and development programs. During fiscal years 2004, 2003 and 2002, the Company incurred expenditures of approximately $2,345,000, $5,052,000 and $5,249,000, respectively, related to its alliances and government grants.

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

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the Company entered into a strategic alliance with Amgen, Inc. to identify and develop novel therapeutic agents for bone diseases, including osteoporosis. In January 2004, both companies agreed to conclude the research collaboration effective April 7, 2004. With the conclusion of this research program, the Company will retain certain intellectual property and licensing rights related to its gene discovery. Under this alliance, the Company received approximately $5.8 million through December 31, 2004, consisting of $5.3 million in research payments, a milestone payment and a license fee and $500,000 in an equity investment in the Company by Amgen. The Company recognized approximately $1,013,000, $4,200,000 and $42,000, in revenue during fiscal years 2004, 2003 and 2002, respectively, which consisted of alliance research revenue and amortization of the up-front license fee.

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 2004. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations.

	Year	Quarter Ended December 31,	Quarter Ended September 25,	Quarter Ended June 26,	Quarter Ended March 27,
2004
Revenues:
Product sales	$4,067,284	$2,686,636	$1,380,648	$—	$—
Biopharmaceutical	2,545,623	34,330	140,373	709,775	1,661,145

Total revenues	6,612,907	2,720,966	1,521,021	709,775	1,661,145
Costs and expenses:
Cost of product sales	3,380,342	2,185,499	1,194,843	—	—
Research and development	25,818,956	7,019,161	7,439,014	6,165,948	5,194,833
Selling, general and administrative	46,473,683	19,345,356	14,237,326	9,266,010	3,624,991
Write-off of in-process technology at merger	11,704,396	—	—	—	11,704,396
Restructuring charge	4,780,280	4,681,631	—	—	98,649
Stock based compensation	5,071,074	748,723	1,876,055	1,881,717	564,579

Total costs and expenses	97,228,731	33,980,370	24,747,238	17,313,675	21,187,448

Loss from operations	(90,615,824)	(31,259,404)	(23,226,217)	(16,603,900)	(19,526,303)
Other Income (expense):
Interest income	2,424,164	864,583	869,716	497,808	192,057
Interest expense	(5,625,346)	(2,065,183)	(2,019,278)	(1,245,073)	(295,812)
Gain on sale of fixed assets	338,074	115,882	86,629	84,829	50,734

Net other income (expense)	(2,863,108)	(1,084,718)	(1,062,933)	(662,436)	(53,021)

Net loss before discontinued operations	(93,478,932)	(32,344,122)	(24,289,150)	(17,266,336)	(19,579,324)

Income from discontinued operations	207,660	62,023	45,637	—	100,000

Net loss after discontinued operations	$(93,271,272)	$(32,282,099)	$(24,243,513)	$(17,266,336)	$(19,479,324)

Net loss per common share:
Basic and diluted	$(1.33)	$(0.43)	$(0.32)	$(0.23)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	70,349,847	75,026,392	74,661,879	74,325,687	56,150,083

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year	Quarter Ended December 31,	Quarter Ended September 25,	Quarter Ended June 28,	Quarter Ended March 29,
2003
Revenues:
Biopharmaceutical	$7,009,175	$1,489,794	$2,607,967	$1,457,057	$1,454,357

Total revenues	7,009,175	1,489,794	2,607,967	1,457,057	1,454,357
Costs and Expenses:
Research and development	22,313,699	4,619,683	6,487,736	4,337,911	6,868,369
Selling, general and administrative	6,298,188	1,764,514	1,458,391	1,489,522	1,585,761
Restructuring charge	5,257,262	524,348	742,166	3,990,748	—
Convertible debt retirement expense	5,540,333	—	12,500	5,527,833	—
Stock based compensation	533,853	195,791	111,377	179,275	47,410

Total costs and expenses	39,943,335	7,104,336	8,812,170	15,525,289	8,501,540

Loss from operations	(32,934,160)	(5,614,542)	(6,204,203)	(14,068,232)	(7,047,183)
Other income (expense):
Interest income	580,792	120,512	80,619	147,582	232,079
Interest expense	(990,399)	5,578	(23,653)	(261,872)	(710,452)
Gain (loss) on sale of fixed assets	310,380	241,928	73,636	(2,157)	(3,027)
Other income	3,645,612	3,645,612	—	—	—

Net other income (expense)	3,546,385	4,013,630	130,602	(116,447)	(481,400)

Net loss before discontinued operations	$(29,387,775)	$(1,600,912)	$(6,073,601)	$(14,184,679)	$(7,528,583)
Income (loss) from discontinued operations	(400,977)	267,582	261,573	252,974	(1,183,106)

Net loss after discontinued operations	$(29,788,752)	$(1,333,330)	$(5,812,028)	$(13,931,705)	$(8,711,689)

Net loss per common Share:
Basic and diluted	$(1.13)	$(0.04)	$(0.22)	$(0.58)	$(0.37)

Weighted average common shares outstanding:
Basic and diluted	26,289,876	31,415,827	25,956,357	24,192,302	23,595,026

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
Payroll and related expenses	$2,983,068	$1,497,295
Facilities	73,969	240,623
Professional fees	396,286	492,926
Severance	98,744	612,241
Interest related to convertible notes payable	1,113,802	—
Sales reserves and allowances	1,833,705	—
Accrued merger fees	1,750,000	—
Finished goods inventory and related expense	3,353,966	—
Accrued manufacturing expenses	453,270	—
Outsourced sales training and field expenses	2,270,669	—
Other	513,064	640,223

	$14,840,543	$3,483,308

(18)    SUBSEQUENT EVENTS

In January 2005, the Company sold intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth for $2.5 million, which will be recorded as other income in the first quarter of 2005.