Form 10-K/A
period 2004-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2005-05-04
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Amendment No. 1 to the Annual Report of Form 10-K

For the Fiscal Year ended December 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Oscient Pharmaceuticals Corporation is being filed solely to update the Exhibit Index in Item 15 to incorporate by reference certain exhibits that were inadvertently omitted from the original filing and to file a revised Exhibit 23.1, Consent of Ernst & Young LLP Independent Registered Public Accounting Firm. This Amendment No. 1 does not reflect events occurring after the date of the filing of the original Form 10-K, or amend or update other disclosures therein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (1) AND (2) See “Index to Consolidated Financial Statements and Financial Statement Schedules” appearing on page F-1.

(3) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization(36)

3.1	Restated Articles of Organization and By-laws(1)

3.2	Amendment dated January 5, 1982 to Restated Articles of Organization(2)

3.3	Amendment dated January 24, 1983 to Restated Articles of Organization(3)

3.4	Amendment dated January 17, 1984 to Restated Articles of Organization(4)

3.5	Amendment dated October 20, 1987 to the By-laws(7)

3.6	Amendment dated December 9, 1987 to Restated Articles of Organization(8)

3.7	Amendment dated October 16, 1989 to the By-law(9)

3.8	Amendment dated January 24, 1994 to Articles Restated Articles of Organization(12)

3.9	Amendment dated August 31, 1994 to Restated Articles of Organization(12)

3.10	Amendment dated March 15, 2001 to Restated Articles of Organization(25)

3.11	By-Laws of Genome Therapeutics Corp (as amended through July 24, 2001)(26)

4.1	Form of Note dated March 5, 2002 received by Smithfield Fiduciary LLC and the Tail Wind Fund, Ltd.(27)

4.2	Amendment, Redemption and Exchange Agreement between the Company and Smithfield Fiduciary LLC, dated June 4, 2003(32)

4.3	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(32)

4.4	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(32)

4.5	Employee Stock Purchase Plan(33)

4.6	Form of Warrant issued in private placement(34)

4.7	Genome Therapeutics Corp. Employee Stock Purchase Plan(39)

4.8	Genome Therapeutics Corp. 2001 Incentive Plan(39)

4.9	Indenture dated as of May 10, 2004, between the Registrant and U.S. Bank National Association, as trustee, including the form of 3.5% Convertible Subordinated Note due 2011 attached as an exhibit thereto.(40)

4.10	Pledge Agreement dated as of May 10, 2004 by and among the Registrant and U.S. Bank National Association as Trustee and Pledged Securities Intermediary.(40)

4.11	Registration Rights Agreement dated as of May 10, 2004 by and among the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Initial Purchasers.(40)

4.12	Indenture dated as of May 10, 2004, between the Registrant and U.S. Bank National Association, as trustee, including the form of 3.5% Convertible Subordinated Note due 2011 attached as an exhibit thereto.(40)

4.13	Pledge Agreement dated as of May 10, 2004 by and among the Registrant and U.S. Bank National Association as Trustee and Pledged Securities Intermediary.(40)

Exhibit No.	Description
4.14	Registration Rights Agreement dated as of May 25, 2004 by and among the Registrant and Smithfield Fiduciary, LLC.(40)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(5)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(6)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(10)

10.5	Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(11)

10.6	Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts(11)

10.7	Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA(12)

10.8	1993 Stock Option Plan and Form of Stock Option Certificate(12)

10.9	Agreement between the Company and AstraZeneca PLC (f/k/a Astra Hassle AB) dated August 31, 1995(13)*

10.10	Form of director Stock Option Agreement and schedule of director options granted(14)

10.11	Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 6, 1995(15)*

10.12	Lease amendment dated November 15, 1996 to certain property in Waltham, MA(16)

10.13	Collaboration and License Agreement between the Company, Schering Corporation and Schering-Plough Ltd., dated as of December 20, 1996(17)*

10.14	Collaboration and License Agreement between the Company and Schering Corporation, dated September 22, 1997(18)*

10.15	Collaboration and License Agreement between the Company and Schering-Plough Ltd. dated September 22, 1997(18)*

10.16	1997 Directors’ Deferred Stock Plan(19)

10.17	1997 Stock Option Plan(19)

10.18	Collaboration and License Agreement between the Company and American Home Products, Inc., acting through its Wyeth-Ayerst Division, dated December 20, 1999(21)

10.19	Collaboration and License Agreement between Genome Therapeutics Corporation and bioMerieux Incorporated dated as of September 30, 1999(22)

10.20	Registration Rights Agreement between the Company and bioMerieux Alliance as dated September 30, 1999(23)

10.21	2001 Incentive Plan(24)

10.22	Stock Option Agreements with Steven M. Rauscher(24)

10.23	Employment Letter with Steven M. Rauscher(26)

10.24	Purchase Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.25	Registration Rights Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.26	License and Supply Agreement between the Company and Biosearch Italia, S.P.A., dated October 8, 2001(29)*

10.27	Research Collaboration and License Agreement between the Company and Amgen Inc., dated December 20, 2002(30)*

Exhibit No.	Description
10.28	Stock Purchase Agreement between the Company and Amgen Inc., dated December 20, 2002(30)*

10.29	Letter Agreement between the Company and Biosearch Italia, S.P.A., dated October 22, 2002 (30)*

10.30	Retirement Letter with Robert J. Hennessey(31)

10.31	Employment Letter with Stephen Cohen(31)

10.32	Employment Letter Richard Labaudiniere PhD(31)

10.33	Employment Letter with Martin D. Williams(31)

10.34	Form of Subscription Agreement for Private Placement(34)

10.35	Registration Rights Agreement for Private Placement(34)

10.36	Separation Agreement with Richard Labaudiniere, dated July 9, 2003(35)

10.37	Note Amendment and Exchange Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.38	Registration Rights Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.39	Amendment No. 1 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated November 21, 2002.(38)

10.40	Employment Agreement between Genome Therapeutics Corp. and Gary Patou dated January 11, 2004.(38)

10.41	Amendment to Employment Agreement between Genome Therapeutics Corp. and Stephen Cohen dated February 5, 2004.(38)

10.42	Amendment to Employment Agreement between Genome Therapeutics Corp. and Steven Rauscher dated February 5, 2004.(38)

10.43	Separation Agreement between Genome Therapeutics Corp. and Martin Williams dated March 15, 2004.(38)

10.44	License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 22, 2002.(41)*

10.45	Amendment No. 2 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated December 6, 2002.(41)*

10.46	Amendment No. 3 to License and Option Agreement between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd. dated October 16, 2003.(41)*

10.47	Employment Letter with Dominick Colangelo(42)

10.48	Employment Letter with Antonius Bunt(42)

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm(43)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(43)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(43)

*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1 (No. 2-75230) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 1982 and incorporated herein by reference.

(3)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 1983 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 25, 1984 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 1987 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1987 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(11)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.
(12)	Filed as exhibits of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s 10-Q/A for the quarter ended March 1, 1997 and incorporated herein by reference.
(18)	Filed as exhibits to the Company’s 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(19)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s 8-K filed on March 8, 2000 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Forms S-3 (333-32614) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s 10-Q for the quarter ended February 24, 2001 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s 8-K filed on March 6, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s 10-K/A2 for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s 10-K/A for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Company’s 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s 8-K filed on June 5, 2003 and incorporated herein by reference.
(33)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-106563) and incorporated herein by reference
(34)	Filed as an exhibit to the Company’s 8-K filed on October 1, 2003 and incorporated herein by reference.
(35)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

(36)	Filed as an exhibit to the Company’s 8-K filed on November 18, 2003 and incorporated herein by reference.
(37)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) and incorporated herein by reference.
(38)	Filed as an exhibit to the Company’s 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference.
(39)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-116707) and incorporated herein by reference.
(40)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-118026) and incorporated herein by reference.
(41)	Filed as an exhibit to the Company’s 10-Q/A for the quarter ended March 27, 2004 and incorporated herein by reference.
(42)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.
(43)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCIENT PHARMACEUTICALS CORPORATION

By:	/S/ STEVEN M. RAUSCHER
Steven M. Rauscher President and Chief Executive Officer

Dated: May 4, 2005