Form 10-Q
period 2005-06-30
OSCIENT PHARMACEUTICALS CORP
filed 2005-08-09
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	76,857,147 Shares
$0.10 PAR VALUE	Outstanding August 3, 2005

OSCIENT PHARMACEUTICALS CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$84,016,497	$64,743,273
Marketable securities (held-to-maturity)	24,640,217	94,683,700
Marketable securities (available-for-sale)	—	225,000
Restricted cash	5,386,250	5,386,250
Interest receivable	997,228	1,708,360
Note receivable	515,300	—
Accounts receivable, net	3,767,747	4,223,412
Inventory	16,767,993	11,915,881
Prepaid expenses and other current assets	1,372,333	5,898,546

Total current assets	137,463,565	188,784,422

Property and Equipment, at cost:
Manufacturing and computer equipment	4,435,082	11,090,405
Equipment and furniture	1,092,908	1,849,350
Leasehold improvements	59,028	78,707

	5,587,018	13,018,462
Less—Accumulated depreciation	3,815,341	11,560,752

	1,771,677	1,457,710

Restricted cash	8,938,879	11,589,517
Long-term note receivable	1,837,596	—
Other assets	5,437,709	5,859,116
Intangible assets, net	67,990,565	70,373,796
Goodwill	62,495,061	62,495,061

	$285,935,052	$340,559,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$—	$291,667
Accounts payable	4,935,997	9,080,046
Accrued expenses and other current liabilities	12,848,500	14,840,543
Current portion of accrued facilities impairment charge	3,123,033	3,213,819
Current portion of accrued restructuring charge	1,062,330	1,250,153
Clinical trial expense accrual	3,922,152	2,785,161
Deferred revenue	885,231	1,301,607

Total current liabilities	26,777,243	32,762,996

Long-term obligations, net of current maturities	175,059,647	175,059,647
Noncurrent portion of accrued facilities impairment charge	15,096,671	16,160,969
Noncurrent portion of accrued restructuring charge	440,477	969,049
Other long-term liabilities	1,806,563	1,206,965

Commitments and Contingencies
Shareholders’ Equity:

Common stock, $0.10 par value - Authorized - 175,000,000 shares, Issued and Outstanding - 76,688,415 and 75,802,823 for June 30, 2005 and December 31, 2004 respectively	7,668,842	7,580,282
Additional paid-in-capital	357,687,514	356,834,921
Accumulated deficit	(298,415,634)	(248,835,424)
Deferred compensation	(23,271)	(1,016,783)
Note receivable from officer	(163,000)	(163,000)

Total shareholders’ equity	66,754,451	114,399,996

	$285,935,052	$340,559,622

See Notes to Consolidated Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2005	Thirteen Week Period Ended June 26, 2004	Six Months Ended June 30, 2005	Twenty-Six Week Period Ended June 26, 2004
Revenues:
Product sales	$3,805,317	$—	$7,716,856	$—
Co-promotion	370,337	—	370,337	—
Biopharmaceutical	60,725	709,775	94,636	2,370,920

Total revenues	4,236,379	709,775	8,181,829	2,370,920

Costs and expenses:
Cost of product sales	2,308,082	—	4,373,836	—
Research and development (1)	4,192,142	6,165,948	9,359,675	11,360,781
Selling and marketing (1)	17,709,161	5,733,835	37,817,373	6,508,831
General and administrative (1)	2,552,242	3,532,175	7,468,624	6,382,170
Write-off of in-process technology	—	—	—	11,704,396
Restructuring charge	—	—	—	98,649
Stock-based compensation	44,864	1,881,717	993,512	2,446,296

Total costs and expenses	26,806,491	17,313,675	60,013,020	38,501,123

Loss from operations	(22,570,112)	(16,603,900)	(51,831,191)	(36,130,203)

Other income (expense):
Interest income	881,226	497,808	1,751,077	689,865
Interest expense	(2,096,780)	(1,245,073)	(4,140,866)	(1,540,885)
Gain on sale of fixed assets	5,091	84,829	43,230	135,563
Income from sale of intellectual property	—	—	2,500,000	—
Gain on disposition of investment	2,019,553	—	2,019,553	—
Other income	3,605	—	43,455	—

Net other income (expense)	812,695	(662,436)	2,216,449	(715,457)

Loss from continuing operations	(21,757,417)	(17,266,336)	(49,614,742)	(36,845,660)

Income from discontinued operations	13,604	—	34,532	100,000

Net loss	$(21,743,813)	$(17,266,336)	$(49,580,210)	$(36,745,660)

Loss from continuing operations per common share:

Basic and diluted	$(0.28)	$(0.23)	$(0.65)	$(0.56)

Net loss per common share:

Basic and diluted	$(0.28)	$(0.23)	$(0.65)	$(0.56)

Weighted average common shares outstanding:

Basic and diluted	76,347,529	74,325,687	76,127,901	65,237,885

(1) Excludes non-cash stock-based compensation as follows:

Research and development	$—	$1,661,619	$836,383	$2,098,655
Selling and marketing	—	—	—	—
General and administrative	44,864	220,098	157,129	347,641

	$44,864	$1,881,717	$993,512	$2,446,296

See Notes to Consolidated Financial Statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2005	Twenty-Six Week Period Ended June 26, 2004
Cash Flows from Operating Activities:
Loss from continuing operations	$(49,614,742)	$(36,845,660)
Income from discontinued operations	34,532	100,000

Net loss	$(49,580,210)	$(36,745,660)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	2,681,115	2,509,228
Non-cash interest expense	872,726	395,499
Non-cash write-off of in process technology at merger	—	11,704,396
Gain on disposition of investment	(2,019,553)	—
Gain on sale of fixed assets	(43,230)	(126,513)
Stock-based compensation	993,512	2,446,296
Changes in assets and liabilities, net of acquisition
Interest receivable	711,132	(1,725,770)
Accounts receivable	455,665	872,390
Inventory	(4,852,112)	—
Prepaid expenses and other current assets	4,526,213	(3,025,951)
Accounts payable	(4,144,049)	1,465,304
Accrued expenses and other current liabilities	(1,748,177)	17,233
Clinical trial expense accrual	1,136,991	1,830,567
Deferred revenue	(416,376)	(458,333)
Accrued facilities impairment charge	(1,620,066)	(1,276,773)
Accrued restructuring charge	(716,395)	—
Other long-term liabilities	599,598	603,052

Net cash used in operating activities	(53,163,216)	(21,515,035)

Cash Flows from Investing Activities:
Cash flows related to acquisition	—	(14,998,098)
Purchases of marketable securities	—	(121,668,038)
Proceeds from sale of marketable securities (held-to-maturity)	70,043,483	9,332,000
Proceeds from disposition of investment	2,244,553	—
Purchases of property and equipment	(785,726)	(342,948)
Proceeds from sale of property and equipment	217,105	240,703
Issuance of note receivable	(2,352,896)	—
Decrease (increase) in restricted cash	2,650,638	(15,095,920)
Decrease in other assets	13,663	1,322,486

Net cash provided by (used in) investing activities	72,030,820	(141,209,815)

Cash Flows from Financing Activities:
Net proceeds from issuance of convertible notes	—	147,403,750
Proceeds from sale of common stock	—	80,864,186
Proceeds from exercise of stock options	497,077	1,190,818
Proceeds from issuance of stock under the employee stock purchase plan	200,210	136,470
Proceeds from exercise of warrants	—	194,880
Payments on long-term obligations	(291,667)	(768,214)

Net cash provided by financing activities	405,620	229,021,890

Net Increase in Cash and Cash Equivalents	19,273,224	66,297,040
Cash and Cash Equivalents, beginning of period	64,743,273	20,969,292

Cash and Cash Equivalents, end of period	$84,016,497	$87,266,332

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$2,674,859	$41,518

Income taxes paid during period	$—	$17,939

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Deferred Compensation related to unvested stock options at merger	$—	$5,422,970

Notes receivable and accrued interest forgiven at merger	$—	$6,268,795

Issuance of common stock related to merger	$—	$74,878,945

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$—	$19,533,549

See Notes to Consolidated Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

These consolidated financial statements have been prepared by Oscient Pharmaceuticals Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 16, 2005.

(2) SUMMARY OF SIGNIFICANT BUSINESS AND ACCOUNTING POLICIES

On February 6, 2004, the Company completed a merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California, whereby Genesoft became the Company’s wholly owned subsidiary. The Company is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. The Company’s lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia (CAP) of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis (AECB). The Company launched FACTIVE tablets in September 2004. In May 2005, the Company began co-promoting in the U.S Auxilium Pharmaceuticals Inc.’s (Auxilium) product, TESTIM®, a topical 1% testosterone gel indicated for the treatment of male hypogonadism.

The Company has two product candidates currently in development for the hospital marketplace in the United States, including a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of Clostridium difficile-associated diarrhea (CDAD), a serious hospital-acquired infection. Ramoplanin has completed Phase II clinical development and the Company currently is in the process of finalizing with the FDA a special protocol assessment for the design of a Phase III program for the indication. Additionally, the Company has an intravenous formulation of FACTIVE in development, intended for use in hospitalized patients with pneumonia.

The Company’s preclinical development programs include an oral peptide deformylase (PDF) inhibitor series for the potential treatment of respiratory tract infections. The Company also has several pharmaceutical alliances focused on the development of novel therapeutics and diagnostics for chronic human diseases and certain infectious diseases. These alliances were formed in previous years based on the Company’s genomics drug discovery expertise. The Company’s business strategy has shifted away from gene discovery and partnerships of this type to focus on development and commercialization of pharmaceutical products.

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects that its revenues derived from biopharmaceutical alliances will continue to decrease, however product revenues and co-promotion revenues will continue to increase based on the anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

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

Co-Promotion Revenue

Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM, a product developed by Auxilium, is classified as co-promotion revenue in the accompanying statements of operations. Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses.

Sales Rebates, Discounts and Incentives for FACTIVE

The Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2004, the Company offered certain product stocking incentives to a number of pharmacy customers. These incentives included limited guaranteed sales provisions. As a result of these provisions, risk of loss has not passed to the customer. Accordingly, the Company has deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. As of June 30, 2005, the remaining balance of deferred revenue related to these units is approximately $885,000.

Beginning in the fourth quarter of 2004, the Company initiated a sample card program whereby it offered an incentive to patients in the form of a free full-course sample card. The Company has accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). As of June 30, 2005, the Company did not have sufficient history with these types of incentive programs in order to develop a reasonable and reliable estimate of the amount of reimbursement claims that it expects to realize. As a result, the Company has recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed as of June 30, 2005, which resulted in a reduction of revenues. The reserve related to unclaimed cards was approximately $1,941,000 as of June 30, 2005. The Company will adjust the reserve upon completion of the program, which will result in additional product revenue being recorded at that time. The sample card program will be completed by September 30, 2005 and the Company may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

During the first quarter of 2005, the Company initiated a voucher rebate program whereby it offered a rebate to patients who received a FACTIVE prescription. The Company has accounted for this program in accordance with EITF No. 01-09. The Company was able to develop a reasonable estimate of the liability for this program based upon historical redemption rates for similar completed programs offered by third parties. As of June 30, 2005, the reserve balance associated with the voucher rebate program was approximately $173,000. The program is expected to be completed by December 31, 2005.

The Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of its product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. The Company estimates wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. The process to estimate product returns includes the remaining shelf life and the product life cycle stage. The Company estimates product return allowances based on historical information for similar or competing products in the same distribution channel. Also, the Company obtains and evaluates product return data from distributors and, based on this evaluation, estimates return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company has accrued approximately $532,000 in sales return reserves and $520,000 in other revenue reserves as of June 30, 2005. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company has not received any significant returns through June 30, 2005.

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

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing and analysis services.

(b) Restricted Cash

The Company’s restricted cash consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of June 30, 2005 the remaining four semi-annual interest payments payable on October 15th and April 15th of each year are restricted. In addition, approximately $4,130,000 of cash is restricted in connection with letters of credit issued for the building leases at the Company’s Waltham, Massachusetts and South San Francisco, California facilities. The restrictions related to the building leases lapse at various dates through March 31, 2012.

(c) Property and Equipment

The Company records property and equipment at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. The Company depreciates its property and equipment over the estimated useful life of the assets using the straight-line method starting when the asset is placed in service. The estimated useful life for leasehold improvements is the term of the lease (which is lower than the useful life of the assets).

Estimated Useful Life
Manufacturing and computer equipment	3-5 Years
Equipment and furniture	3-5 Years
Leasehold improvements	7 Years

Depreciation expense was approximately $298,000 and $640,000 for the six-month period ended June 30, 2005 and for the twenty-six week period ended June 26, 2004, respectively.

(d) Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Inventory consists of raw material, labor and overhead charges as of June 30, 2005. As of June 30, 2005, inventory consists of FACTIVE raw material in powder form and work-in-process of approximately $5,617,000 and FACTIVE finished tablets of approximately $11,151,000 to be used for samples and commercial sales of FACTIVE. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory to cost of product sales if such inventory has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Expired inventory will be disposed of and the related costs will be written off. The following table represents inventories:

	June 30, 2005	December 31, 2004
Raw Material	$4,758,902	$1,484,707
Work-in-process	857,788	2,888,055
Finished Goods	11,151,303	7,543,119

Total	$16,767,993	$11,915,881

(e) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities, which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 39,475,038 and 38,005,371 shares of the Company’s common stock (prior to the application of the treasury stock method) during the three and six-month periods ended June 30, 2005 and the thirteen and twenty-six week periods ended June 26, 2004, respectively.

(f) Single Source Suppliers

FACTIVE

The Company currently obtains the active pharmaceutical ingredient for its commercial requirements for FACTIVE from a single source. The Company purchases the active pharmaceutical ingredient pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the active pharmaceutical ingredient from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

TESTIM

Pursuant to the Company’s co-promotion arrangement with Auxilium, Auxilium is responsible for the manufacture and distribution of TESTIM. Auxilium relies on a single third party source for the manufacture of TESTIM as well as certain of the raw materials used to produce TESTIM. The disruption or termination of the supply of TESTIM by Auxilium or its third party contractors could have a material adverse effect on the Company’s business, financial position and results of operations.

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of Significant Customers	Percentage of Total Revenues by Customer
		A	B	C	D	E
Three months ended June 30, 2005	2	53%	27%	—	—	—
Thirteen week period ended June 26, 2004	1	—	—	—	—	88%

Six months ended June 30, 2005	2	61%	20%	—	—	—
Twenty-six week period June 26, 2004	2	—	—	—	58%	40%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant Customers	Percentage of Total Accounts Receivable by Customer
		A	B	C	D	E
As of:
June 30, 2005	3	49%	27%	12%	—	—
December 31, 2004	3	49%	14%	22%	—	—

To date, the Company has not written off any significant accounts receivable.

(h) Use of Estimates

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

(j) Change in Quarterly Reporting Periods

Beginning in 2005, the Company changed its quarterly month end reporting dates to end on March 31, June 30 and September 30 as opposed to a thirteen week period end. The change in quarterly reporting dates does not have a material impact on the financial statements.

(k) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses in marketable securities. For the three and six-month periods ended June 30, 2005 and for the thirteen and twenty-six week periods ended June 26, 2004, the Company’s net loss equaled comprehensive loss.

(l) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. Prior to sale of the genomics services segment in 2003, the Company had viewed its operations and managed its business as principally two operating segments: genomics services and biopharmaceutical. In 2004, the Company exited the genomics services segment and merged with Genesoft. The Company launched FACTIVE on September 9, 2004 and began its co-promotion of TESTIM in May 2005. As a result, the Company believes it now operates in one segment called biopharmaceutical and product sales and the financial information disclosed herein represent all of the material financial information related to the Company’s one operating segment. In addition, in the fourth quarter of 2004, the Company reclassified all prior periods to present the revenues and expenses associated with the genomics business as discontinued operations as the Company no longer had significant involvement in the cash flows of this business. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure,” for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Three Months Ended June 30, 2005	Thirteen Week Period Ended June 26, 2004	Six Months Ended June 30, 2005	Twenty-Six Week Period Ended June 26, 2004
Net loss as reported	$(21,743,813)	$(17,266,336)	$(49,580,210)	$(36,745,660)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	44,864	1,881,717	993,512	2,446,296
Less: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,062,401)	(2,799,871)	(5,471,205)	(4,758,957)

Pro forma net loss	$(22,761,350)	$(18,184,490)	$(54,057,903)	$(39,058,321)

Basic and diluted net loss per share
As reported	$(0.28)	$(0.23)	$(0.65)	$(0.56)

Pro forma	$(0.30)	$(0.24)	$(0.71)	$(0.60)

The Company’s stock option grants typically vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the pro forma effects on net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan for 2005 and 2004 are not necessarily representative of the effects on reported results from operations for future years.

(n) Recent Accounting Pronouncements

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to the beginning of the first fiscal year ending after June 15, 2005. As a result, the Company expects to adopt SFAS No. 123 on January 1, 2006.

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

(3) MERGER WITH GENESOFT PHARMACEUTICALS, INC. AND SALE OF COMMON STOCK

On February 6, 2004, the Company completed its acquisition of Genesoft, a privately-held company located in South San Francisco, California. Pursuant to such acquisition, the Company acquired the rights to commercialize FACTIVE and began to expand its business in the primary care physician market in the United States.

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

The following table displays the restructuring liability activity in 2005 as part of purchase accounting related to the Genesoft acquisition:

	Balance at December 31, 2004	Cash Payments	Interest Accretion	Balance at June 30, 2005
Facility lease liability	$19,374,788	$(1,620,066)	$464,982	$18,219,704

The Company recorded interest expense of approximately $465,000 in the first half of 2005 in connection with the amortization of the lease liability. The Company recorded the lease liability at its net present value and, accordingly, the Company recorded interest expense associated with the amortization of this liability.

Additionally, the Company recorded approximately $5,423,000 of deferred compensation related to the intrinsic value of unvested options issued in exchange for options assumed in the merger, which was fully amortized through March 31, 2005.

The pro-forma statements of operations relating to the acquisition of Genesoft are not disclosed as the pro-forma results are not materially different from the actual results.

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

The following table summarizes the restructuring liability activity during the six-months ended June 30, 2005 as part of the restructuring plan:

	Balance at December 31, 2004	Cash Payments	Balance at June 30, 2005
Facility lease liability	$2,219,202	$(716,395)	$1,502,807

(5) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005 and December 31, 2004, the Company’s investments included short-term marketable securities, the majority of which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. At June 30, 2005, the average maturity of the Company’s investments was approximately 2.5 months. Also, at June 30, 2005, the Company had a net unrealized loss of approximately $77,900, which is the difference between the amortized cost and the fair value of the held-to-maturity investments.

At June 30, 2005 and December 31, 2004, the Company’s cash and cash equivalents and investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2005
Cash and Cash Equivalents:
Cash	$52,579,967	$—	$—	$52,579,967
Debt securities, government and agency issues	1,421,644	78	—	1,421,722
Debt securities, corporate obligations	30,014,886	1,888	(9,995)	30,006,779

Total cash and cash equivalents	$84,016,497	$1,966	$(9,995)	$84,008,468

Investments (held-to-maturity):
Short-term debt securities, corporate securities	$24,640,217	$2,321	$(72,156)	$24,570,382

December 31, 2004
Cash and Cash Equivalents:
Cash	$57,635,695	$—	$—	$57,635,695
Debt securities, government and agency issues	2,484,967	1,283	—	2,486,250
Debt securities, corporate obligations	4,622,611	—	(2,688)	4,619,923

Total cash and cash equivalents	$64,743,273	$1,283	$(2,688)	$64,741,868

Investments (held-to-maturity):
Short-term debt securities, government and agency issues	$2,484,967	$1,283	$—	$2,486,250
Short-term debt securities, corporate securities	92,198,733	3,769	(236,693)	91,965,809

Total short-term investments (held to maturity)	$94,683,700	$5,052	$(236,693)	$94,452,059

Investment (available-for-sale):	$225,000	$—	$—	$225,000

(6) NOTE RECEIVABLE

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was required to issue notes totaling $2,353,000 as the vehicles were delivered. The notes bear interest at rates from 5.5% to 5.75%. Principal and interest are paid back to the Company over the 36 month lease term as lease payments are made on the vehicles.

(7) LONG-TERM OBLIGATIONS

On February 6, 2004, in connection with the merger with Genesoft, the Company issued $22,309,647 in principal amount of 5% convertible promissory notes due in February 2009. These notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, the Company has the right to force conversion if the price of its common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 4,813,547 shares of the Company’s common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holders by Genesoft.

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $6.64 per share. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which is being amortized over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the June 30, 2005 and December 31, 2004 consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

(8) SUPPLY AND FINISHED PRODUCT AGREEMENTS FOR FACTIVE

LG Life Sciences

In October 2002, Genesoft, now a subsidiary of the Company, entered into a license and option agreement with LG Life Sciences to develop and commercialize FACTIVE (gemifloxacin mesylate), a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. This agreement subsequently was assigned to the Company. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents expires in 2019. The product was approved for sale in the United States in April 2003 for the treatment of acute bacterial exacerbation of chronic bronchitis and community-acquired pneumonia of mild to moderate severity.

Under the terms of the agreement, LG Life Sciences has agreed to supply, and the Company is obligated to purchase, from LG Life Sciences all of the Company’s anticipated commercial requirements for FACTIVE bulk drug substance. LG Life Sciences currently supplies the FACTIVE bulk drug substance from its manufacturing facility in South Korea.

The agreement also requires the Company to achieve a minimum level of FACTIVE sales over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in the Company’s territory; provided, that LG Life Sciences has the right to co-promote the product, on terms to be negotiated, in the Company’s territory for 2008 and periods commencing thereafter, in which case the Company’s royalty obligations to LG Life Sciences would cease. In an amendment dated March 31, 2005 as further described below, LG Life Sciences’ right to co-promote will terminate upon the Company reaching a certain level of sales.

Under this license agreement, the Company was required to pay LG Life Sciences $8 million upon the completion of the merger with Genesoft. This amount was accounted for as part of the purchase price for Genesoft. The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country.

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. The amended agreement included a $2 million license fee payable to LG Life Sciences upon execution of the amendment, which was recorded to general and administrative expense in the quarter ended March 31, 2005. In addition, the amended agreement requires additional milestone payments of up to $30 million upon achievement of additional regulatory approvals and certain sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at higher revenue levels for FACTIVE in territories covered by the agreement.

Gross margins of FACTIVE, after standard product costs and royalties but excluding amortization of intangible assets, are expected to be in the 70%-75% range for the first two years after launch and then in the 65%-70% range. However, as a result of the amendment to the LG agreement discussed above, gross margins may return to the 70%-75% range if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the sales effort.

Patheon

In May 2005, the Company completed the technology transfer process for the manufacture of finished products by Patheon Inc. and filed a supplemental application with the FDA to approve Patheon, replacing the previous fill and finish provider, SB Pharmco. More than 30 days have passed following the FDA’s receipt of the supplemental application without questions or comments from the FDA, and the Company now uses Patheon as its fill and finish provider of FACTIVE tablets pending final action by the FDA on the supplemental filing. The Company commenced shipping product from Patheon to its distribution center in the second quarter of 2005.

(9) CO-PROMOTION OF TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement with Auxilium under which the Company and Auxilium have begun to co-promote in the U.S. Auxilium’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the co-promotion agreement, the Company has the exclusive right to promote TESTIM jointly with Auxilium to primary care physicians using the Company’s sales force. The initial term of the co-promotion agreement with Auxilium commenced May 1, 2005 and ends on April 30, 2007. The Company may extend the agreement for two consecutive two-year periods provided that it has met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and the Company does not elect to terminate the co-promotion agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence January 1, 2009 and end on April 30, 2011.

Both organizations will jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM in the U.S. for the primary care physician market. The Company and Auxilium share equally expenses related to the promotion of TESTIM to the primary care physician market. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. These fees are classified as co-promotion revenue in the accompanying statements of operations. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expense. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including if a generic form of TESTIM is approved and sold in the United States, in which case Auxilium is obligated to pay the Company a specified percentage of the profits for the following two years. Also, the Company has been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient.

(10) SALE OF AGENCOURT INVESTMENT

During the second quarter of 2005, the Company received approximately $2.2 million in exchange for 500,000 shares of Agencourt Bioscience Corporation (Agencourt) common stock when Agencourt was acquired by Beckman Coulter. The Company received the original 500,000 shares as part of the sale of the genomics services business in 2002 to Agencourt. In connection with the receipt of these funds, the Company recorded a gain on the sale of the stock of approximately $2.0 million during the second quarter ended June 30, 2005. In addition, the Company may receive additional funds through 2008 based on milestones achieved by Agencourt.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, the relative levels of our expenses for the remainder of 2005, future revenues and sales of FACTIVE® and TESTIM®, our intent to focus in the near term on the commercial and clinical development of FACTIVE and the sale of TESTIM, plans to expand our sales force, our discount and rebate programs for FACTIVE, the outcome of our discussions with Vicuron regarding the filing of an NDA for Ramoplanin, the timing of the filing of an sNDA for FACTIVE for the treatment of ABS and a 5-day course of treatment of CAP, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are included under the heading “Factors Affecting Future Results” below. We encourage you to read these risks carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

Overview

We are a biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. Our lead product is the fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. The commercial sale of FACTIVE began in September 2004 and is currently promoted nationally by our 250-person sales team. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. For the near term, we intend to focus our efforts on commercial sales of FACTIVE tablets for the indications set forth above, clinical trials for additional indications of FACTIVE and commercial sales of TESTIM.

On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California. The merger was accounted for as a purchase by us under accounting principles generally accepted in the United States.

We have incurred significant operating losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $298.4 million. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts, preclinical testing and clinical trials.

FACTIVE

Overview

Our lead product is FACTIVE tablets, indicated for the treatment of community-acquired pneumonia of mild-to-moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The product was approved for sale in the United States in April 2003 for such indications.

In October 2002, Genesoft, now a subsidiary of ours, entered into a license and option agreement with LG Life Sciences to develop and commercialize gemifloxacin, a novel flouroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. This agreement was subsequently assigned to us. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents expires in 2019.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE bulk drug substance. LG Life Sciences currently supplies the FACTIVE bulk drug substance from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory; provided, that LG Life Sciences has the right to co-promote the product, on terms to be negotiated, in our territory for 2008 and periods commencing thereafter, in which case our royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2005 as further described below, LG Life Sciences’ right to co-promote will terminate upon our reaching a certain level of sales.

Under this license agreement, we were required to pay LG Life Sciences $8 million upon the completion of the merger with Genesoft. We are obligated to pay a royalty on sales of FACTIVE in North Amercia and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. We were also obligated to make certain milestone payments to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds.

On March 31, 2005, we amended our license and option agreement with LG Life Sciences. As part of the amendment of the agreement, we made a one time payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005. In addition, the amended agreement requires additional milestone payments of up to $30 million upon achievement of additional regulatory approvals and certain sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

Gross margins of FACTIVE, after standard product costs and royalties but excluding amortization of intangible assets, are expected to be in the 70%-75% range for the first two years after launch and then in the 65%-70% percent range. However, as a result of the amendment to the LG agreement discussed above, gross margins may return to the 70%-75% range if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the the sales effort.

In May 2005, we completed the technology transfer process for the manufacture of finished products by Patheon Inc. and filed a supplemental application with the FDA to approve Patheon, replacing the previous fill and finish provider, SB Pharmco. More than 30 days have passed following FDA’s receipt of our supplemental application without questions or comments from the FDA, and we now use Patheon as our fill and finish provider of FACTIVE tablets pending final action by the FDA on the supplemental filing. We commenced shipping product from Patheon to our distribution center in the second quarter of 2005.

As a post-marketing study commitment, the FDA has required a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study includes patients of different ethnicities, to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients are evaluated for clinical and laboratory measures of safety. This Phase IV trial commenced during the fall of 2004 and is scheduled to be completed within three to four years. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish annual reports to the FDA on the number of prescriptions issued, including refills and the diagnoses for which the prescriptions are dispensed.

Commercialization and Developments

We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives. In order to support national sales of FACTIVE, during the second half of 2004 and first quarter of 2005, we focused our efforts on building a 250-person sales force which was contracted through Publicis Selling Solutions. In June 2005, we completed the planned conversion of our sales force to full-time Oscient employee status. We are also planning to add approximately 50 contract sales representatives in our highest volume territories to grow the FACTIVE physician prescribing base. We plan to have such new contract sales representatives in place and trained in the fourth quarter of 2005.

We are also seeking to expand the commercial opportunities for FACTIVE through additional development and clinical study plans for the product. As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed. We are in the process of discussing with the FDA activities related to an anticipated filing of an sNDA for this indication during 2005. Our ability to achieve this goal, however, is subject to a number of risks, including the possibility that the FDA may find that our clinical data fail to establish a favorable risk/benefit assessment for the ABS indication. As a result of these many risks and uncertainties, we cannot predict when material cash inflows from our ABS program will commence, if ever.

Additionally, we have completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. Based on our preliminary data analysis, this study achieved its primary endpoint (non-inferior clinical response rate at the follow-up visit). Our goal is to file an sNDA for the 5-day CAP indication by the end of 2005. In addition, we have an intravenous formulation of gemifloxacin in development. Due to the risks and uncertainties inherent in clinical trials, we cannot predict if final results related to these efforts will be successful or when material cash flows from these programs will commence.

Our ongoing clinical trials and other development activities for the FACTIVE product totaled approximately $7,891,000 and $1,012,000 for the six-month period ended June 30, 2005 and for the twenty-six week period ended June 26, 2004, respectively. Development activity and associated expense for FACTIVE did not commence until the first quarter of 2004 following our acquisition of an exclusive license for the product.

Co-Promotion of TESTIM

On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the U.S. Auxilium’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the agreement, we have the exclusive right to promote TESTIM jointly with Auxilium to primary care physicians using our 250-person sales force. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that we have met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and we do not elect to terminate the co-promotion agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence January 1, 2009 and end on April 30, 2011.

Both organizations continue to develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM in the U.S. primary care physician market. We are obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM under the co-promotion agreement. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including approval and sale of a generic form of TESTIM in the United States, in which case Auxilium is obligated to pay to us a specified percentage of the profits for the following two years. Also, we have been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient.

Other Major Research Projects and Alliances

Ramoplanin

We are developing a novel investigational antibiotic candidate, Ramoplanin, which is currently in development for the treatment of Clostridium difficile-associated diarrhea (CDAD). In October 2001, we acquired an exclusive license in the United States and Canada for Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron) which recently announced its pending aquisition by Pfizer. Vicuron will retain all other rights to market and sell Ramoplanin. In addition, we are obligated to purchase bulk drug substance from Vicuron, fund the completion of clinical trials and pay a royalty on product sales. Upon commercialization, the combined total of the bulk product purchases and royalties is expected to be approximately 26% of our net product sales.

On August 10, 2004, we announced preliminary results of a Phase II trial of Ramoplanin for the treatment of CDAD. We have submitted a special protocol assessment (SPA) to the FDA for the Phase III Ramoplanin development program for the treatment of CDAD. Pending acceptance of the SPA and successful contractual timetable discussions with our partner, Vicuron, the program would be ready to begin planning Phase III testing.

On November 8, 2004, we received a letter from Vicuron indicating that it intends to seek to terminate the License and Supply Agreement between Vicuron and Oscient and reacquire rights to Ramoplanin. In the letter, Vicuron claimed that it would have the right to terminate the agreement based on the fact that an NDA with respect to Ramoplanin would not be filed with the FDA prior to the date originally specified in the agreement. We believe that the letter contradicts an amendment to the agreement entered into in October 2002 (filed as exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003), and we have addressed this issue with Vicuron. Pursuant to the terms of the amended agreement, we are in discussions with Vicuron to develop a timetable for the completion of development and outside date for the NDA submission. There is no assurance we will be able to agree upon such a date, that Vicuron will not renew its attempt to terminate the agreement again in the future or that we will prevail in any potential dispute with Vicuron. Our ongoing clinical trials and other development activities for Ramoplanin have constituted 7% and 59% of total research and development expenditures for six-month periods ended June 30, 2005 and June 26, 2004, respectively. Expenses for Ramoplanin have comprised 39% of our total research and development expense since inception of the project.

Genomic Alliances

Previously, we received payments from our product discovery alliances based on license fees, contract research and milestone payments during the term of our alliances. Our alliances could result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our alliance partners to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell and distribute the product. Accordingly, we do not expect to receive royalties based upon product revenues for many years, if at all. We expect the majority of our revenue in the future to be derived from the sale of FACTIVE tablets and TESTIM.

In the past, we have also received revenues from our genomics services business from selling, as a contract service business, high quality genomic sequencing information to our customers. As part of our continued evolution into a product-focused, commercial stage biopharmaceutical company, on March 14, 2003, we completed the sale of our genomics services business to privately held Agencourt Bioscience Corporation (Agencourt). We retain rights to our PathoGenome™ Database product, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers. As part of the agreement with Agencourt, we transferred our sequencing operations, including certain equipment and personnel, to Agencourt for the following consideration:

•	an up-front cash payment of $200,000;

•	cash payments over a two year period ending in March 2005 totaling approximately $784,000 pursuant to a right to receive a percentage of revenues from our former commercial and government customers; and

•	500,000 shares of Agencourt’s common stock.

As a result of the recent acquisition of Agencourt by Beckman Coulter, we received (i) a payment of $2,244,553 during the quarter ended June 30, 2005, in exchange for the shares of Agencourt we held, and (ii) the right to receive additional consideration if certain milestones are achieved by Agencourt over the next three years.

On May 16, 2005 we entered into a License and Contribution Agreement with MaxThera, Inc., whereby we granted an exclusive license to certain patent rights relating to certain of our legacy anti-infective technology. Title to such patent rights will vest in MaxThera upon meeting certain financial milestones. In consideration of the license and upon transfer of title to MaxThera, we will be granted shares of MaxThera’s common stock as well as a right to royalty payments if any products covered by the patent rights are commercialized.

On May 31, 2005 we entered into a License and Sale Agreement with Azee, Inc., whereby we granted an exclusive license to certain patent rights relating to Genesoft’s small molecule anti-genomic therapeutics legacy technology. Title to such patent rights will vest in Azee upon meeting certain financial milestones. In consideration of the license, we were granted shares of Azee’s common stock and a right to royalty payments if any products covered by the patent rights are commercialized, and upon transfer of title to the patents to Azee, we will be granted additional shares of Azee’s common stock.

Internally Funded Early-Stage Target Research Program

As part of our strategic decision to concentrate on development and commercialization of our pharmacuetical products, we adopted a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this plan, we eliminated 44 full-time positions and recorded a restructuring charge of approximately $5.4 million through September 25, 2004. This charge consisted of a reduction in work force and includes associated severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations.

As a combined category, these research efforts represented 0% and 14% of total research and development expenses for the six-month period ended June 30, 2005 and for the twenty-six week period ended June 26, 2004, respectively.

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Our preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects its revenues derived from biopharmaceutical alliances will continue to decrease, however product revenues and co-promotion revenues will continue to increase based on anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

Product Sales/Deferred Revenue

We follow the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, chargebacks, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time as risk of loss has passed. Also, cost of FACTIVE associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed.

Co-Promotion Revenue

Amounts earned under our co-promotion agreement with Auxilium from the sale of TESTIM, a product developed by Auxilium, is classified as co-promotion revenue in our statements of operations included in this report. Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses.

Sales Rebates, Discounts and Incentives

Our product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry. During the third quarter of 2004, we offered certain product stocking incentives to a number of pharmacy customers. These incentives included products with limited guaranteed sales provisions. As a result of these provisions, title and risk of loss of these products has not passed to the customer. Accordingly, we have deferred all revenue related to these products until such time as the unit is provided to a patient with a prescription. As of June 30, 2005, we have a deferred revenue balance of approximately $885,000 related to these units, the majority of which is expected to be recognized as revenue in the third quarter of 2005.

During the fourth quarter of 2004, we initiated a sample card program whereby we offered an incentive to patients in the form of free full-course sample card. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). As of June 30, 2005, we did not have sufficient history with this type of incentive program in order to develop a reasonable and reliable estimate of the amount of reimbursement claims that we expect to realize. As a result, we have recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed as of June 30, 2005, which resulted in a reduction of revenues. We will adjust this reserve upon completion of the program, which will result in additional product revenue being recorded at that time. The sample card program will be completed by September 30, 2005 and we may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

During the first quarter of 2005, we initiated a voucher rebate program which offered a rebate to patients who received a FACTIVE prescription. We have accounted for this program in accordance with EITF No. 01-09. As of June 30, 2005, we were able to develop a reasonable estimate of the liability for this program based upon historical redemption rates for completed programs by third parties. The program is expected to be completed by December 31, 2005.

Our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. Our process to estimate product returns includes the remaining shelf life and the product life cycle stage. We estimate product return allowances based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. We have not received any significant returns through June 30, 2005.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. As of June 30, 2005, inventory consists of FACTIVE raw material in powder form and work-in-process and FACTIVE finished tablets to be used for samples and commercial sale. On a quarterly basis, we analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. Expired inventory will be disposed of and the related costs will be written off.

Clinical Trial Expense Accrual

Our clinical development trials related to Ramoplanin and FACTIVE are primarily performed by outside parties. It is not unusual at the end of each accounting period for us to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the quarter ended June 30, 2005, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties, resulting in a favorable change in estimate in the accrual for clinical development expenditures. However, readers should be cautioned that the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Results of Operations

Three Month Period Ended June 30, 2005 and Thirteen Week Period Ended June 26, 2004

Revenues

Total revenues increased significantly to approximately $4,236,000 for the three month period ended June 30, 2005 from approximately $710,000 for the thirteen week period ended June 26, 2004.

Product sales increased to approximately $3,805,000 for the three month period ended June 30, 2005 from $0 for the thirteen week period ended June 26, 2004 due to the launch of commercial sales of FACTIVE tablets in September 2004.

Co-promotion revenues increased to approximately $370,000 for the three month period ended June 30, 2005 from $0 for the thirteen week period ended June 26, 2004 due to the beginning of TESTIM detailing in May 2005.

Biopharmaceutical revenues decreased 91% to approximately $61,000 for the three month period ended June 30, 2005 from approximately $710,000 for the thirteen week period ended June 26, 2004, primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

Our revenue mix was shifted during 2005. We expect that our revenues derived from both our biopharmaceutical alliance and genomics services will be minimal in comparison to prior years. We expect an increase in product revenues based on the sale of FACTIVE tablets and we also expect an increase in co-promotion revenues based on the sale of TESTIM due to our co-promotion agreement signed in the second quarter of 2005.

Costs and Expenses

Total costs and expenses increased 55% to approximately $26,806,000 for the three month period ended June 30, 2005 from approximately $17,314,000 for the thirteen week ended June 26, 2004.

Cost of product sales increased to approximately $2,308,000 for the three month period ended June 30, 2005 from $0 for the thirteen week period ended June 26, 2004 due to the launch of FACTIVE tablets in September 2004. Included in the cost of product sales is approximately $1,192,000 of amortization of intangible assets associated with FACTIVE. Our gross margin on FACTIVE for the three month period ended June 30, 2005, after standard product cost and royalties, but excluding amortization of intangible assets, was 71%.

Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with strategic alliance partners and relating to our government grants, as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel and amortization of intangible assets. Other research and development expenses include fees paid to consultants and outside service providers and information technology and facilities costs. Research and development expenses decreased 32% to approximately $4,192,000 for the three month period ended June 30, 2005 from approximately $6,166,000 for the thirteen week period ended June 26, 2004 primarily due to the decrease in our effort in early stage product discovery and development research programs of approximately $2,660,000, the decrease in clinical development expenses as a result of termination of the Ramoplanin RAVE study of approximately $2,103,000 and decrease in technology transfer expenses related to the manufacturing of FACTIVE tablets of approximately $90,000. These decreases of $4,853,000 were partially offset by the increase in clinical development expense for the FACTIVE 5-day CAP study of approximately $2,879,000.

Selling and marketing expenses increased significantly to approximately $17,709,000 for the three month period ended June 30, 2005 from $5,734,000 for the thirteen week period ended June 26, 2004. The increase in selling and marketing expenses is due to increased sales and marketing personnel and related costs of approximately $8,142,000, increased other selling and marketing costs of approximately $2,211,000 to support the marketing and sale of FACTIVE and TESTIM, and increased advertising and promotional costs of approximately $1,622,000. We would expect expenses, particularly in the sales and marketing areas, to continue to increase, however at a slower pace, during the second half of 2005 as we continue to promote the sale of TESTIM and expand the commercialization efforts of FACTIVE.

General and administrative expenses decreased to approximately $2,552,000 for the three month period ended June 30, 2005 from $3,532,000 for the thirteen week period ended June 26, 2004. The decrease in general and administrative expenses is due to a decrease in legal expenses of approximately $517,000 and a decrease in facility costs of approximately $578,000 due to the recording of a restructuring facility charge in the fourth quarter of 2004 offset by increased other general and administrative costs of approximately $115,000.

Stock-based compensation decreased 98% to approximately $45,000 for the three month period ended June 30, 2005 from approximately $1,882,000 for the thirteen week period ended June 26, 2004. The decrease was due to lower amortization of deferred compensation resulting from stock options that were issued as part of the merger with Genesoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger.

Other Income and Expense

Interest income increased 77% to approximately $881,000 for the three month period ended June 30, 2005 from approximately $498,000 for the thirteen week period ended June 26, 2004 reflecting higher cash balances due to the convertible debt proceeds received in May 2004 as well as higher interest rate yields from investments.

Interest expense increased 68% to approximately $2,097,000 for the three month period ended June 30, 2005 from approximately $1,245,000 for the thirteen week period ended June 26, 2004, primarily due to increases in interest expense of approximately $671,000 related to $153 million of senior convertible notes issued in May 2004, $14,000 related to the issuance of $22 million of convertible notes in connection with the Genesoft merger, $92,000 related to amortization of deferred financing costs along with $93,000 related to non-cash interest expense related to the facility lease liability which was recorded during the quarter ended March 27, 2004, partially offset by a decrease in interest expense of approximately $18,000 related to capital leases which were all paid off in December 2004.

We recorded a gain on the sale of fixed assets of approximately $5,000 and $85,000 for the three month period ended June 30, 2005 and thirteen week period ended June 26, 2004, respectively, primarily due to the sale of laboratory and computer equipment, which were no longer used in operations.

For the three month period ended June 30, 2005, we recorded a gain of approximately $2,020,000 due to the disposition of common stock of Agencourt Bioscience Corporation, which was recently acquired by Beckman Coulter in a cash transaction.

Income from Discontinued Operations

We recorded income from discontinued operations of approximately $14,000 and $0 for the three month period ended June 30, 2005 and the thirteen week period ended June 26, 2004, respectively, for royalty payments from Agencourt who purchased our genomics service business in March 2003. We received the final royalty payment in the second quarter of 2005 pursuant to the sale agreement.

Six Month Period Ended June 30, 2005 and Twenty-Six Week Period Ended June 26, 2004

Revenues

Total revenues increased significantly to approximately $8,182,000 for the six month period ended June 30, 2005 from approximately $2,371,000 for the twenty-six week period ended June 26, 2004.

Product sales increased to approximately $7,717,000 for the six month period ended June 30, 2005 from $0 for the twenty-six week period ended June 26, 2004 due to the launch of commercial sales of FACTIVE tablets in September 2004.

Co-promotion revenues increased to approximately $370,000 for the six month period ended June 30, 2005 from $0 for the twenty-six week period ended June 26, 2004 due to the beginning of TESTIM detailing in May 2005.

Biopharmaceutical revenues decreased 96% to $95,000 for the six month period ended June 30, 2005 from $2,371,000 for the twenty-six week period ended June 26, 2004 primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

There has been a shift in the revenue mix in 2005. We expect that our revenues derived from both our biopharmaceutical alliance and genomics services will be minimal in comparison to prior years. We expect an increase in product revenues based on the sale of FACTIVE tablets and we also expect an increase in co-promotion revenues based on the sale of TESTIM due to our co-promotion agreement signed in the second quarter of 2005.

Costs and Expenses

Total costs and expenses increased 56% to approximately $60,013,000 for the six month period ended June 30, 2005 from approximately $38,501,000 for the twenty-six week period ended June 26, 2004.

Cost of product sales increased to approximately $4,374,000 for the six month period ended June 30, 2005 from $0 for the twenty-six week period ended June 26, 2004 due to the launch of FACTIVE tablets in September 2004. Included in the costs of product sales is approximately $2,383,000 of amortization of intangible assets associated with FACTIVE. Our gross margin for the six month period ended June 30, 2005, after standard product cost and royalties, but excluding amortization of intangibles was 74%.

Research and development expenses decreased 18% to approximately $9,360,000 for the six month period ended June 30, 2005 from approximately $11,361,000 for the twenty-six week period ended June 26, 2004. This decrease was primarily due to the decrease in our effort in early stage product discovery and development research programs of approximately $3,486,000, partially offset by the increases in our effort in clinical development research programs of approximately $848,000 and technology transfer expenses related to the manufacturing of FACTIVE tablets of approximately $637,000.

Selling and marketing expenses increased significantly to approximately $37,817,000 for the six month period ended June 30, 2005 from approximately $6,509,000 for the twenty-six week period ended June 26, 2004. The increase in selling and marketing expenses is due to increased sales and marketing personnel and related costs of approximately $17,767,000, increased advertising and promotional costs of approximately $7,544,000, and increased other selling and marketing costs of approximately $5,997,000 to support the marketing and sale of FACTIVE and TESTIM. We would expect expenses, particularly in the sales and marketing areas, to continue to increase, however at a slower pace, during the second half of 2005 as we continue to promote the sale of TESTIM and expand the commercialization efforts of FACTIVE.

General and administrative expenses increased to approximately $7,469,000 for the six month period ended June 30, 2005 from approximately $6,382,000 for the twenty-six week period ended June 26, 2004. The increase in general and administrative expenses is due to increased other general and administrative costs of approximately $334,000 and a one-time $2 million license fee related to the amended agreement with LG Life Sciences. These increases were offset by a decrease in legal expenses of $319,000 and a decrease in facility costs of approximately $928,000 due to the recording of a restructuring facility charge in the fourth quarter of 2004.

As part of our merger with Genesoft, we recorded a one-time charge of $11,704,000 in 2004 related to in-process research and development expenses associated with internally funded early-stage target discovery programs. The valuation of the in-process research and development of $11,704,000 includes a peptide deformylase inhibitor research program (PDF) for the development of GSQ-83698 and oral PDF inhibitors, licensed from Vernalis for the treatment of community-acquired infections.

Stock-based compensation decreased 59% to approximately $994,000 for the six month period ended June 30, 2005 from approximately $2,446,000 for the twenty-six week period ended June 26, 2004. The decrease was due to lower amortization of deferred compensation resulting from stock options that were issed as part of the merger with Genesoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger.

Other Income and Expense

Interest income increased 154% to approximately $1,751,000 for the six month period ended June 30, 2005 from approximately $690,000 for the twenty-six week period ended June 26, 2004 reflecting higher cash balances due to the convertible debt proceeds received in the second quarter of 2004 as well as higher interest rate yields from investments.

Interest expense increased 169% to approximately $4,141,000 for the six month period ended June 30, 2005 from $1,541,000 for the twenty-six week period ended June 26, 2004, primarily due to increases in interest expense of approximately $2,144,000 related to $22 million convertible notes assumed in the Genesoft merger and $153 million of senior convertible notes issued in May of 2004 along with approximately $478,000 related to non-cash interest expense related to the amortization of deferred convertible notes issuance costs and the facility lease liability, partially offset by the decrease in capital lease interest of approximately $22,000.

For the six month period ended June 30, 2005, we recorded a gain on the sale of fixed assets of approximately $43,000, primarily due to the sale of laboratory and computer equipment which were no longer used in operations. For the twenty-six week period ended June 26, 2004, we recorded a gain on the sale of fixed assets of approximately $136,000 primarily reflecting the sale of idle laboratory and computer equipment.

For the six month period ended June 30, 2005, we recorded income from the sale of intellectual property of $2,500,000, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth. We also recorded a gain on the disposition of marketable securities of approximately $2,020,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was recently acquired by Beckman Coulter in a cash transaction.

For the six month period ended June 30, 2005, we recorded other income of approximately $44,000, primarily due to miscellaneous license fees related to genomic-based software sold in previous periods.

Income from Discontinued Operations

We recorded income from discontinued operations of approximately $35,000 and $100,000 for the six month period ended June 30, 2005 and twenty-six week period ended June 26, 2004, respectively, for royalty payments from Agencourt who purchased our genomics service business in March 2003. We received the final royalty payment in the second quarter of 2005 pursuant to the sale agreement.

Liquidity and Capital Resources

Our primary sources of cash have been from the issuance of debt and equity securities, product discovery alliances and the sale of FACTIVE tablets.

As of June 30, 2005, we had cash, cash equivalents and short-term marketable securities of approximately $109 million. We believe that, under our current rate of investment in development and commercialization programs, that our existing capital resources are adequate to support operations at least through the end of 2006. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We have experienced a significant increase in hiring in order to build a sales and marketing organization in order to commercialize FACTIVE tablets and co-promote TESTIM, expand the medical/development organization to support additional FACTIVE development and commercialization, support the development of Ramoplanin and build the infrastructure necessary to support these expansions. We would expect expenses, particularly in the sales and marketing areas, to continue to increase, however at a slower pace, during the second half of 2005 as we continue to promote the sale of TESTIM and expand the commercialization efforts of FACTIVE, including the addition of 50 contract sales representatives in the second half of 2005.

Cash Flows

Our operating activities used cash of approximately $53,163,000 and $21,515,000 for the six month period ended June 30, 2005 and the twenty-six week period ended June 26, 2004, respectively. Cash used in our operating activities for the six month period ended June 30, 2005 was primarily a result of our net loss of approximately $49,580,000, increases in inventory of approximately $4,852,000 due to anticipated increased demand of FACTIVE tablets in the second half of the year, and gain on sale of fixed assets of approximately $43,000, as well as decreases in accounts payable of approximately $4,144,000, deferred revenues of approximately $416,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $1,620,000 related to our west coast facility, accrued restructuring charge of approximately $716,000 related to our previous facility in Waltham, Massachusetts and accrued expenses and other current liabilities of approximately $1,748,000. These uses of cash were partially offset by increases in clinical trial expense accrual of approximately $1,137,000 primarily related to the clinical trial of FACTIVE for the 5-day treatment of CAP and post-marketing studies, and other long-term liabilities of approximately $599,000 related to the accruing of interest for the $22 million convertible notes. Offsetting the uses of cash were also decreases in prepaid expenses and other current assets of approximately $4,526,000, interest receivable of $711,000 and accounts receivable of $456,000 as well as non-cash depreciation and amortization expenses of approximately $3,674,000 including amortization of intangible assets and stock based compensation and non-cash interest of approximately $873,000.

Our investing activities provided cash of approximately $72,031,000 for the six month period ended June 30, 2005 and used cash of approximately $141,210,000 for the twenty-six week period ended June 26, 2004. Cash provided by our investing activities for the six month period ended June 30, 2005 was primarily related to proceeds from maturities of marketable securities of approximately $70,043,000, proceeds of $2,245,000 related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter as well as decreases in restricted cash of approximately $2,651,000 related to the payment of convertible note interest and other assets of approximately $14,000. Cash provided from investing activities was partially offset by the issuance of a note receivable of $2,353,000 related to a deposit required in order to lease vehicles for the sale representatives and net purchases of property and equipment of approximately $569,000. Cash used by our investing activities for the twenty-six week period ended June 26, 2004 was primarily related to $14,998,000 of merger costs, net purchases of marketable securities of $112,300,000, net purchases property and equipment of $102,000 and an increase in restricted cash of approximately $15,100,000. These uses of cash were partially offset by a decrease in other assets of $1,322,000.

Capital expenditures totaled approximately $786,000 for the six month period ended June 30, 2005 primarily consisting of purchases of computer and related equipment as well as office furniture and leasehold improvements for the new office facilities and $343,000 for the twenty-six week period ended June 26, 2004 primarily consisting of purchases of computer and related equipment.

Our financing activities provided cash of approximately $406,000 for the six month period ended June 30, 2005, primarily due to proceeds from exercise of 821,060 stock options of approximately $497,000 and proceeds from the issuance of 64,532 shares of stock under the employee stock purchase plan of approximately $200,000 offset by payments of long-term obligations of approximately $292,000. Our financing activities provided cash of approximately $229,022,000 for the twenty-six week period ended June 26, 2004, primarily due to net proceeds from issuance of convertible notes of $147,404,000, net proceeds from issuance of stock through private placement of approximately $80,864,000, proceeds from exercise of stock options and warrants of approximately $1,386,000 and proceeds from issuance of shares under the employee stock purchase plan of approximately $136,000. These proceeds were partially offset by payments of long-term obligations of approximately $768,000.

At December 31, 2004, we had net operating loss carryforwards of approximately $289,440,000 and $225,053,000, available to reduce federal and state taxable income respectively, if any. In addition, we also had tax credit carryforwards of approximately $18,991,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership of our common stock over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to the limitations of the carryforward.

Our Outstanding Debt Obligations and Equity Financings

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3.5% senior convertible promissory notes due April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $6.64 per share. We may not redeem the notes at our election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes which was recorded in investing activities as cash flows related to acquisition.

These notes are convertible into our common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate of 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft.

On February 6, 2004, in conjunction with the merger with Genesoft, we sold 16.8 million shares of our common stock at $5.25 per share resulting in proceeds received of approximately $81 million, net of issuance costs.

Contractual Obligations

On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the U.S. Auxilium’s product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. We are obligated to share equally with Auxilium all TESTIM promotional expenses directed at the U.S. primary care physician market audience. During the first two years of the contract, our share of these expenses is expected to be approximately $4,549,000 during the second half of 2005, approximately $6,500,000 in 2006 and approximately $2,167,000 in the first half of 2007. The agreement provides for two extension terms at our option (provided that we meet certain performance targets), which if exercised, will result in similar contractual obligations for the next four years through April 2011. For the three month period ended June 30, 2005, there were no other material changes to our contractual obligations outside the ordinary course of business.

FACTORS AFFECTING FUTURE RESULTS

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:

RISKS RELATED TO OUR BUSINESS

We have a history of significant operating losses and expect these losses to continue in the future.

We have experienced significant operating losses each year since our inception and expect these losses to continue for the foreseeable future. We had a net loss of approximately $93,271,000 for the fiscal year ended December 31, 2004 and as of June 30, 2005, we had an accumulated deficit of approximately $298,416,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials, and from general and administrative costs associated with our operations and product sales of FACTIVE tablets. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE, collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue and potentially increase as we continue significant levels of expenditures, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and continue the co-promotion of TESTIM® and in research and development in connection with clinical trials and formulation activities to support the existing labeling of FACTIVE tablets and potentially the expanded FACTIVE labeling claims. In addition, our partners’ product development efforts which utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

Our business will be very dependent on the commercial success of FACTIVE and TESTIM.

FACTIVE tablets and TESTIM are currently our only commercial products and we expect that they will likely account for substantially all of our product revenues for at least the next several years.

FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. TESTIM has been approved by the FDA for the treatment of male hypogonadism. The commercial success of FACTIVE and TESTIM will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other products used, or currently being developed, to treat CAP and AECB, in the case of FACTIVE tablets, or male hypogonadism, in the case of TESTIM. The commercial success of TESTIM is also dependent, in part, on the marketing and detailing efforts of Auxilium, which efforts are beyond our control. If FACTIVE and TESTIM are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

We will need to continue to develop marketing and sales capabilities to successfully commercialize FACTIVE tablets, TESTIM and our other product candidates.

FACTIVE tablets are our first FDA approved product. To date, we still have limited marketing and sales experience considering the launch of FACTIVE occurred in September of 2004 and the co-promotion of TESTIM began in May 2005. The continued development of these marketing and sales capabilities, including the expansion of our sales force, will require significant expenditures, management resources and time. Further, as part of this development, we are seeking to establish a co-promotion partnership to expand FACTIVE commercialization in the U.S. and/or acquire additional products for our expanded sales force. However, there is no assurance that we will be able to enter into a co-promotion agreement or acquire new products on favorable terms or at all. Failure to successfully establish sufficient sales and marketing capability in a timely and regulatory compliant manner or to find suitable sales and marketing partners may adversely affect our business and results of operations.

We may need to raise additional funds in the future.

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans through the end of 2006. We may need to raise additional capital in the future to fund our operations, in particular, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company, and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc.;

•	Ketek® (telithromycin), a ketolide from Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline.

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have gone or will be going off patent at dates ranging from 2003 to 2015. As these competitors lose patent protection, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

The primary competition for TESTIM for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM and, according to NDC, has a much larger share of the testosterone gel market than TESTIM and also accounted for approximately 57% of total testosterone prescriptions for the five months ended May 31, 2005. TESTIM also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, TESTIM is more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 11% of total testosterone prescriptions for the five months ended May 31, 2005. Other new treatments are being sought for TRT which may compete with TESTIM, including a new class of drugs called Selective Androgen Receptor Modulators.

We are also aware of at least two companies, Watson Pharmaceuticals and Par Pharmaceutical, that have filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics of ANDROGEL. Solvay has filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. On November 1, 2004, Par Pharmaceutical’s partner, Paddock Laboratories, received tentative approval of its ANDA from the FDA, but cannot market its generic of ANDROGEL until the Solvay action is resolved and until final approval is received from the FDA. The final approval of either or both of these ANDAs would result in increased competition for TESTIM at lower prices.

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated diarrhea (CDAD). We are aware of two products currently utilized in the marketplace—Vanconin® pulvules (vancomycin), a product marketed by ViroPharma, and metronidazole, a generic product—for treatment of this indication. We are also aware of at least four companies with products in development for the treatment of CDAD—Genzyme in Phase III; Par Pharmaceuticals/Optimer Pharmaceuticals in Phase IIa; ImmuCell in Phase I/II; and Acambis in Phase I/II. It is also possible that other companies are developing competitive products for this indication.

Additionally, we are aware that Vicuron and Novartis AG are jointly developing PDF inhibitor agents that may compete with any PDF products developed by us.

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

In April 2003, FACTIVE tablets were approved by the FDA for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. One of our objectives is to expand the indications for which FACTIVE is approved for marketing by the FDA, including for the indication of acute bacterial sinusitis, or ABS, as well as a five day course of treatment for CAP. While we believe the necessary clinical trials for ABS have been completed, we plan to gather additional data based on the use of FACTIVE following commercial launch to supplement an sNDA filing for ABS. We also recently completed a Phase III trial for a five-day course of therapy for the treatment of CAP and are in the process of preparing an sNDA for this indication. We hope to file for both of these indications in the second half of 2005, but we cannot guarantee the timing of such submissions. We cannot be certain whether additional data will be required, if we will be required to conduct additional clinical trials or if either sNDA, once submitted, will ultimately be approved. In order to market FACTIVE for other indications, we will need to conduct additional clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. If we are unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

Seasonal fluctuations in demand for FACTIVE may cause our operating results to vary significantly from quarter to quarter.

We expect demand for FACTIVE to be higher between November 1 and March 31 as incidents of respiratory tract infection, including CAP and AECB, tend to increase during the winter months. As a result, we expect our sales of FACTIVE to be higher during this season. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

We as well as our partners are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development and manufacturing and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of FACTIVE, TESTIM, Ramoplanin and our other product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The U.S. government agencies include, but are not limited to, the FDA, the Office of Inspector General and the Department of Justice. Our corporate compliance program cannot ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or a failure to prevail in litigation related to noncompliance could harm our business.

The FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely effect our operations.

In addition, pharmaceutical companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from future lawsuits or investigations.

Failure to comply with or changes to the regulatory requirements that are applicable to FACTIVE, TESTIM or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters regarding promotional and marketing materials and activities;

•	withdrawal of FACTIVE, TESTIM or a product candidate from the market;

•	voluntary or mandatory recall of FACTIVE, TESTIM or a product candidate;

•	fines against us or our partners;

•	suspension or withdrawal of regulatory approvals for FACTIVE, TESTIM or a product candidate;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we or our partners submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us or our partners.

Testosterone is classified by the U.S. Drug Enforcement Agency as a controlled substance and our failure or Auxilium’s failure to comply with these heightened regulations could harm our business.

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

In addition, products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the marketing of TESTIM. Such delays, restrictions or expenses could harm our business.

If testosterone replacement therapies are perceived to create or do create health risks, sales of TESTIM may be adversely affected.

Recent studies of female hormone replacement therapy products have reported an increase in health risks. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy, or TRT. Potential health risks were described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed were fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact TESTIM sales.

Sales of TESTIM will be highly dependent upon physician acceptance of testosterone replacement therapy for the treatment of hypogonadism.

TESTIM is a testosterone replacement therapy, or TRT, approved for the treatment of hypogonadism, a disorder that affects approximately 20% of the U.S. male population over age 50. However, only about 5% of hypogonadal men currently receive TRT to treat their condition. Significant effort may be necessary to educate physicians, particularly primary care physicians, regarding the benefits of TRT for hypogonadal men. If TRT does not gain wider acceptance among physicians for the treatment of hypogonadism, the growth of TESTIM sales could be adversely affected.

We will depend on third parties to manufacture and distribute our products and product candidates, including FACTIVE tablets, TESTIM and Ramoplanin.

We do not have the internal capability to manufacture pharmaceutical products under the FDA’s current Good Manufacturing Practices. Under our agreement with LG Life Sciences it manufactures bulk quantities of the active pharmaceutical ingredient of FACTIVE. The Co-Promotion Agreement for TESTIM provides that Auxilium is responsible for the manufacture and distribution of TESTIM. TESTIM is currently manufactured for Auxilium by DPT Laboratories. Although the LG Life Sciences and DPT Laboratories facilities have previously been inspected by the FDA, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of our products. Further, our license agreement with respect to Ramoplanin provides that Vicuron is responsible for the manufacture of the bulk drug substance of Ramoplanin.

In May 2005, we completed the technology transfer process for the manufacture of finished products by Patheon Inc. and filed a supplemental application with the FDA to approve Patheon, replacing the previous fill and finish provider, SB Pharmco. Although more than thirty days have passed following the FDA’s receipt of the supplemental application without questions or comments from the FDA, and we now use Patheon as our fill and finish provider of FACTIVE tablets pending final action by the FDA, if the FDA ultimately rejects our application to qualify Patheon, we could be unable to maintain sufficient inventory of FACTIVE tablets to meet demand which could adversely affect our business and results of operations.

Auxilium’s contract with DPT Laboratories to manufacture TESTIM expires on December 31, 2005. Although Auxilium is currently in the process of qualifying a back-up supplier to manufacture TESTIM, there is currently no alternative manufacturer of TESTIM. If there is significant delay in qualifying this back-up supplier, there could be future supply shortages of TESTIM. Auxilium also relies on third party suppliers for their supply of testosterone and pentadecalactone, or CPD, two key ingredients of TESTIM. Testosterone is available to Auxilium from only two sources. Auxilium relies exclusively on one outside source for their supply of CPD. Auxilium does not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if Auxilium is unable to procure testosterone on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. In addition, if Auxilium’s third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to

Auxilium on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce the gross margins on sales of TESTIM.

We cannot be certain that LG Life Sciences, DPT Laboratories, Patheon, Vicuron or future manufacturers will be able to deliver commercial quantities of product or that such deliveries will be made on a timely basis. The only source of supply for FACTIVE bulk drug substance is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets. DPT Laboratories is currently the only qualified manufacturer of TESTIM. If these facilities are damaged or otherwise unavailable, we would incur substantial costs and delay in the commercialization of our products. If we are forced to find an alternative source for Ramoplanin or other product candidates, we could also incur substantial costs and delays in the further commercialization of such products. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets. In June, we entered into an exclusive agreement with Integrated Commercial Solutions, Inc. (ICS) to perform such supply chain manufacturing services for a three-year period. Under our agreement with Auxilium, Auxilium provides all supply chain services for TESTIM.

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

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties who we rely on to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We will not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas.

We may not be able to maintain our existing arrangements with respect to the commercialization of our existing products, FACTIVE and TESTIM, or establish and maintain arrangements to develop and commercialize Ramoplanin or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to our current products, Ramoplanin or any additional products we may acquire on terms which we deem favorable, our results of operations would be materially adversely affected.

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing and commercializing our products are not within our control. Furthermore, our interests may differ from those of third parties that commercialize our products. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

If any third party that supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely and regulatory compliant manner, such breach, termination or failure could:

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

We are currently conducting a Phase IV post-approval clinical trial relating to FACTIVE tablets in compliance with FDA requirements pursuant to the product’s approval and we recently have completed a Phase III clinical trial for a five-day course of therapy for the treatment of community-acquired pneumonia of mild to moderate severity. Additionally, clinical trials may be necessary to gain approval to market the product for the treatment of acute bacterial sinusitis. Additional clinical trials will be required to gain approval to market FACTIVE for other indications/formulations.

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy to treat Clostridium difficile-associated diarrhea, or CDAD, was completed in 2004. Pursuant to the terms of the license agreement for Ramoplanin, we are in discussion with Vicuron to develop a timetable for the development and approval of Ramoplanin, including initiation of a Phase III trial for CDAD. The Phase III program will be ready for initiation subject to,

•	completion of discussions with the FDA regarding a Special Protocol Assessment submitted in late 2004;

•	planning and implementing a clinical trial development plan with our third-party contractors; and

•	securing additional batches of the Ramoplanin drug substance from Vicuron or its third party contractors and the drug product from one contract manufacturer.

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

The speed with which we are able to complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	the rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	fluctuations in the infection rates for patients available to enroll in our trials;

•	compliance of patients and investigators with the protocol and applicable regulations;

•	prior regulatory agency review and approval of our applications and procedures;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

•	changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies, to accurately collect data and to prepare the appropriate regulatory applications.

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

As part of our growth strategy, we intend to acquire and develop additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire biopharmaceutical products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. The acquisition of rights to additional products would likely require us to make significant upfront cash payments which could adversely affect our liquidity and/or accelerate our need to raise additional capital.

New product candidates acquired or in-licensed by us may require additional research and development efforts prior to commercial sale, including extensive preclinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective nor approved by regulatory authorities. In addition, it is uncertain whether any approved products that we develop or acquire will be:

•	manufactured or produced economically;

•	successfully commercialized; or

•	widely accepted in the marketplace.

Results related to post-marketing studies could restrict our ability to commercialize FACTIVE tablets.

In December 2000, the FDA issued a non-approvable letter to the prior owner of rights to FACTIVE due, in part, to safety concerns arising out of an increased rate of rash relative to comparator drugs, especially in young women. While the FDA did approve FACTIVE tablets for marketing in April 2003, it required, as a post-marketing study commitment, that we conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study includes patients of different ethnicities, to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and laboratory measures of safety. This Phase IV trial, with the approval from the FDA, was initiated in the second half of 2004. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish annual reports to the FDA on the number of prescriptions issued, including refills, and the diagnoses for which the prescriptions are dispensed. The results of the Phase IV trial and the utilization study that we are required to provide to the FDA, as well as other safety information arising out of post-marketing safety surveillance, could restrict our ability to commercialize FACTIVE tablets.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 66 issued U.S. patents, approximately 90 pending U.S. patent applications, 122 issued foreign patents and approximately 199 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses, their targets, (3) DNA-NanobinderTM compounds and their use as anti-infective therapeutics, and (4) the field of human and pathogen genetics. Our material patents are as follows:

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. The U.S. patents are currently set to expire at various dates, ranging from 2015 to 2019. We have filed a patent term extension application covering the regulatory review process for one of the principal patents, U.S. Patent 5,776,944, expiring in 2015. If granted, this extension would extend the exclusivity period through 2017.

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

The patents that we license to Ramoplanin under our agreement with Vicuron include claims relating to methods of manufacturing Ramoplanin as well as methods increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five-year data exclusivity provisions under the Hatch-Waxman Act.

The risks and uncertainties that we will face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications that we have filed or to which we have exclusive rights may not result in issued patents, may result in issued patents with narrower claims than anticipated or may take longer than expected to result in issued patents;

•	the claims of any patents which are issued may be limited from those in the patent applications and may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our partners may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our partners;

•	patents issued to other companies may harm our ability to do business; and

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and other companies may design around technologies we have licensed or developed.

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

Our proprietary position may depend on our ability to protect our proprietary confidential information and trade secrets.

We rely upon certain proprietary confidential information, trademarks, unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot guarantee, however, that these agreements will be honored, that we will have adequate remedies for breach if they are not honored or that our proprietary confidential information and trade secrets will not otherwise become known or be independently discovered by competitors.

We will bear substantial responsibilities under our license agreements for FACTIVE and Ramoplanin and our co-promotion agreement for TESTIM, and there can be no assurance that we will successfully fulfill our responsibilities.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America and France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance due to the limitations on our resources and the many risks of conducting clinical trials, as described above in “Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates” and the challenges inherent in the commercialization of new products as described above in “Our product candidates will face significant competition in the marketplace.”

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

Auxilium

On April 11, 2005, we entered into an agreement with Auxilium granting us the exclusive right to co-promote TESTIM to primary care physicians in the U.S. Under this agreement we are obligated to share

TESTIM promotional expenses to this audience equally with Auxilium. The agreement also requires minimum levels of annual physician detailing which, if not met, would allow Auxilium to terminate the agreement. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that certain milestones related to physician detailing, market share and gross sales have been met by us for each extension period. We believe that we are currently in compliance with our obligations under the Auxilium agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement.

Ramoplanin

Under our License and Supply Agreement with Vicuron, we have obtained an exclusive license to develop and market oral Ramoplanin in the United States and Canada. Under this agreement, we are responsible, at our expense, for the clinical and non-clinical development of Ramoplanin in our field, the prevention and treatment of human disease, in the United States and Canada, including the conduct of clinical trials and the filing of drug approval applications with the FDA and other applicable regulatory authorities. We are obligated under the agreement to work diligently to develop Ramoplanin and if we do not file an NDA for Ramoplanin by a date to be agreed upon by us and Vicuron, Vicuron would have the right to terminate our license to Ramoplanin. On November 8, 2004, we received a letter from Vicuron indicating that it intended to seek to terminate agreement with us and reacquire rights to Ramoplanin. In its letter, Vicuron claimed that it would have a right to terminate the agreement based on the fact that an NDA with respect to Ramoplanin would not be filed with the FDA prior to the date originally specified in the agreement. We believe this letter contradicts an amendment to the agreement entered into in October of 2002 (filed as exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003), and we have addressed this issue with Vicuron. Pursuant to the terms of the amended agreement, we are in discussions with Vicuron to develop a timetable for the completion of development and outside date for the NDA submission. There is no assurance we will be able to agree upon such a date, that Vicuron will not renew its attempt to terminate the agreement again in the future or that we will prevail in any potential dispute with Vicuron.

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

Our future success is dependent upon our ability to attract and retain additional qualified sales and marketing, clinical development, scientific and managerial personnel. The launch of the commercial sale of FACTIVE tablets during the second half of 2004 required us to significantly increase our hiring of new employees, primarily with expertise in the areas of sales and marketing. We will continue to increase these efforts in the future. Like others in our industry, we may face, and in the past we have faced from time to time, difficulties in attracting and retaining certain employees with the requisite expertise and qualifications. We believe that our historical recruiting periods and employee turnover rates are similar to those of others in our industry; however, we cannot be certain that we will not encounter greater difficulties in the future.

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

Failure to secure distribution partners or obtain regulatory approval in foreign jurisdictions will prevent us from marketing FACTIVE abroad.

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

Further in order to market FACTIVE in the European Union and other foreign jurisdictions for which we have rights to market the product, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

We have a substantial level of debt. As of June 30, 2005, we had approximately $178 million of indebtedness outstanding (including accrued interest and excluding trade payables and accrued liabilities). The level of our indebtedness, among other things, could:

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

We will rely upon alliance partners from our previous genomics-based research & alliance business as a means of developing and commercializing related products.

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

If our partners develop products using our discoveries, we will rely on these partners for product development, regulatory approval, manufacturing and marketing of those products before we can receive some of the milestone payments, royalties and other payments to which we may be entitled under the terms of some of our alliance agreements. Our agreements with our partners typically allow the partners significant discretion in electing whether to pursue any of these activities. We will not be able to control the amount and timing of resources our partners may devote to our programs or potential products. As a result, there can be no assurance that our partners will perform their obligations as expected.

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

Our ability to commercialize our products will depend, in part, on the extent to which we obtain adequate distribution of our products via wholesalers, pharmacies and hospitals, as well as other customers. Wholesalers and larger retailers may be reluctant to stock and distribute Oscient products since we are not a large, well-established company. If we do not obtain adequate distribution of our products, the commercialization of FACTIVE and TESTIM and our anticipated revenues and results of operations could be adversely affected.

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

RISKS RELATED TO THE SECURITIES MARKET

Our stock price is highly volatile.

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the report, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and TESTIM;

•	the revenues that we may derive from the sale of FACTIVE tablets and TESTIM, as compared to analyst estimates;

•	the results of our clinical trials for Ramoplanin and additional indications for FACTIVE and the pace of our progress in those clinical trials;

•	our ability to license or develop other compounds for clinical development;

•	the timing of the achievement of our development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the biopharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	sales of shares of our common stock in the public market, including sales of common stock by certain shareholders in connection with the release of 2,239,740 shares from escrow on or about August 8, 2005 pursuant to the terms of our merger with Genesoft; and

•	comments by securities analysts, or our failure to meet market expectations.

Over the two-year period ending June 30, 2005 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $7.01 to a low of $1.65. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, each included in our Form 10-K for the year ended December 31, 2004. There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2004. Our Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 16, 2005.

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

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 25, 2005. At the meeting, our shareholders took the following actions:

(i)	Election of directors.

	For	Withheld
LUKE B. EVNIN, PH.D.	60,284,834	773,292
ROBERT J. HENNESSEY	58,890,751	2,167,375
PAMELA J. KIRBY, PH.D.	59,949,663	1,108,463
GARY PATOU, M.D.	58,663,455	2,394,671
STEVEN M. RAUSCHER	58,780,815	2,277,311
WILLIAM S. REARDON	60,291,363	766,763
NORBERT G. RIEDEL, PH.D.	59,951,950	1,106,176
DAVID B. SINGER	55,408,040	5,650,086
DAVID K. STONE	60,294,370	763,756
JOHN E. VORIS	60,314,613	743,513

(ii)	To ratify the selection of Ernst & Young LLP as the Company’s auditors for the year ending December 31, 2005.

For	Against	Abstain
60,502,157	422,802	133,167

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

Oscient Pharmaceuticals Corporation

/s/ Stephen Cohen
Stephen Cohen
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

August 9, 2005

OSCIENT PHARMACEUTICALS CORPORATION

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