Form 10-Q
period 2005-09-30
OSCIENT PHARMACEUTICALS CORP
filed 2005-11-08
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	77,017,691 Shares
$0.10 PAR VALUE	Outstanding November 4, 2005

OSCIENT PHARMACEUTICALS CORPORATION

INDEX TO FINANCIAL INFORMATION AND OTHER INFORMATION

Page

Part I—Financial Information (unaudited):	3

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and for the Thirteen and Thirty-Nine Week Periods Ended September 25, 2004	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and for the Thirty-Nine Week Period Ended September 25, 2004	5

Notes to Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Quantitative and Qualitative Disclosures about Market Risk	41

Controls and Procedures	41

Part II—Other Information:

Exhibits	41

Signature	42

Exhibit Index	43

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$71,929,781	$64,743,273
Marketable securities (held-to-maturity)	11,195,013	94,683,700
Marketable securities (available-for-sale)	—	225,000
Restricted cash	5,386,250	5,386,250
Interest receivable	726,651	1,708,360
Notes receivable	568,452	—
Accounts receivable, net	3,814,326	4,223,412
Inventory	13,931,728	8,302,860
Prepaid expenses and other current assets	4,308,360	9,511,567

Total current assets	111,860,561	188,784,422

Property and Equipment, at cost:
Manufacturing and computer equipment	4,595,492	11,090,405
Equipment and furniture	1,146,574	1,849,350
Leasehold improvements	74,174	78,707

	5,816,240	13,018,462

Less—Accumulated depreciation	3,941,555	11,560,752

	1,874,685	1,457,710

Restricted cash	9,002,641	11,589,517
Long-term notes receivable	1,904,290	—
Other assets	5,296,802	5,859,116
Intangible assets, net	66,798,950	70,373,796
Goodwill	62,495,061	62,495,061

	$259,232,990	$340,559,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$—	$291,667
Accounts payable	4,648,421	9,080,046
Accrued expenses and other current liabilities	9,080,093	14,840,543
Current portion of accrued facilities impairment charge	3,130,165	3,213,819
Current portion of accrued restructuring charge	1,136,446	1,250,153
Clinical trial expense accrual	4,217,487	2,785,161
Deferred revenue	—	1,301,607

Total current liabilities	22,212,612	32,762,996

Long-term Liabilities:
Long-term obligations, net of current maturities	175,059,647	175,059,647
Noncurrent portion of accrued facilities impairment charge	14,549,448	16,160,969
Noncurrent portion of accrued restructuring charge	176,191	969,049
Other long-term liabilities	2,111,527	1,206,965

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.10 par value—Authorized—175,000,000 shares, Issued and Outstanding—76,967,691 and 75,802,823 shares in 2005 and 2004, respectively	7,696,769	7,580,282
Additional paid-in-capital	357,924,923	356,834,921
Accumulated deficit	(320,318,202)	(248,835,424)
Deferred compensation	(16,925)	(1,016,783)
Note receivable from officer	(163,000)	(163,000)

Total shareholders’ equity	45,123,565	114,399,996

	$259,232,990	$340,559,622

See Notes to Consolidated Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2005	Thirteen-Week Period Ended September 25, 2004	Nine Months Ended September 30, 2005	Thirty-Nine Week Period Ended September 25, 2004
Revenues:
Product sales	$4,778,180	$1,380,648	$12,495,036	$1,380,648
Co-promotion	1,160,973	—	1,531,310	—
Biopharmaceutical	1,706	140,373	96,342	2,511,293

Total revenues	5,940,859	1,521,021	14,122,688	3,891,941

Costs and expenses:
Cost of product sales	2,017,577	1,194,843	6,391,413	1,194,843
Research and development (1)	2,813,681	7,439,014	12,173,356	18,799,795
Selling and marketing	19,460,183	12,138,352	57,277,558	18,647,183
General and administrative (1)	2,518,165	2,098,974	9,986,788	8,481,144
Write-off of in-process technology	—	—	—	11,704,396
Restructuring charge	—	—	—	98,649
Stock-based compensation	6,347	1,876,055	999,858	4,322,351

Total costs and expenses	26,815,953	24,747,238	86,828,973	63,248,361

Loss from operations	(20,875,094)	(23,226,217)	(72,706,285)	(59,356,420)

Other income (expense):
Interest income	876,777	869,716	2,627,854	1,559,581
Interest expense	(2,055,314)	(2,019,278)	(6,196,180)	(3,560,163)
Gain on sale of fixed assets	8,118	86,629	51,348	222,192
Income from sale of intellectual property	—	—	2,500,000	—
Gain on disposition of investment	142,945	—	2,162,498	—
Other income	—	—	43,455	—

Net other income (expense)	(1,027,474)	(1,062,933)	1,188,975	(1,778,390)

Loss from continuing operations	(21,902,568)	(24,289,150)	(71,517,310)	(61,134,810)

Income from discontinued operations	—	45,637	34,532	145,637

Net loss	$(21,902,568)	$(24,243,513)	$(71,482,778)	$(60,989,173)

Loss from continuing operations per common share:

Basic and diluted	$(0.29)	$(0.32)	$(0.94)	$(0.89)

Net loss per common share:

Basic and diluted	$(0.29)	$(0.32)	$(0.94)	$(0.89)

Weighted average common shares outstanding:

Basic and diluted	76,758,917	74,661,879	76,340,551	68,626,874

(1) Excludes non-cash stock-based compensation as follows:
Research and development	$—	$1,263,877	$836,383	$3,362,532
General and administrative	6,347	612,178	163,475	959,819

	$6,347	$1,876,055	$999,858	$4,322,351

See Notes to Consolidated Financial Statements

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005	Thirty-Nine Week Period Ended September 25, 2004
Cash Flows from Operating Activities:
Loss from continuing operations	$(71,517,310)	$(61,134,810)
Income from discontinued operations	34,532	145,637

Net loss	(71,482,778)	(60,989,173)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	4,034,649	3,988,233
Non-cash interest expense	1,294,013	770,631
Non-cash write-off of in process technology at merger	—	11,704,396
Gain on disposition of investment	(2,162,498)	—
Gain on sale of fixed assets	(51,348)	(213,142)
Stock-based compensation	999,858	4,322,351
Changes in assets and liabilities, net of acquisition
Interest receivable	981,709	(1,225,316)
Accounts receivable	409,086	(4,186,696)
Inventory	(5,628,868)	—
Prepaid expenses and other current assets	5,203,207	(3,048,607)
Accounts payable	(4,431,625)	3,706,693
Accrued expenses and other current liabilities	(5,516,584)	2,509,924
Clinical trial expense accrual	1,432,326	627,723
Deferred revenue	(1,301,607)	1,617,360
Accrued facilities impairment charge	(2,377,572)	(2,042,838)
Accrued restructuring charge	(906,565)	—
Other long-term liabilities	904,562	889,923

Net cash used in operating activities	(78,600,035)	(41,568,538)

Cash Flows from Investing Activities:
Cash flows related to acquisition	—	(14,998,098)
Purchases of marketable securities	—	(141,362,948)
Proceeds from sale of marketable securities (held-to-maturity)	83,488,687	35,987,000
Proceeds from disposition of investment	2,387,498	—
Purchases of property and equipment	(1,050,669)	(686,573)
Proceeds from sale of property and equipment	225,239	682,747
Issuance of notes receivable	(2,740,231)
Proceeds from notes receivable	267,489
Decrease (increase) in restricted cash	2,586,876	(15,498,051)
Decrease (increase) in other assets	(49,302)	(4,223,584)

Net cash provided by (used in) investing activities	85,115,587	(140,099,507)

Cash Flows from Financing Activities:
Net proceeds from issuance of convertible notes	—	152,750,000
Proceeds from sale of common stock	—	80,864,186
Proceeds from exercise of stock options	545,569	1,291,861
Proceeds from issuance of stock under the employee stock purchase plan	417,054	302,964
Proceeds from exercise of warrants	—	194,880
Payments on current maturities of long-term obligations	(291,667)	(1,204,221)

Net cash provided by financing activities	670,956	234,199,670

Net Increase in Cash and Cash Equivalents	7,186,508	52,531,625
Cash and Cash Equivalents, beginning of period	64,743,273	20,969,292

Cash and Cash Equivalents, end of period	$71,929,781	$73,500,917

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$2,674,859	$41,435

Income tax paid during period	$—	$17,939

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Deferred compensation related to unvested stock options at merger	$—	$5,422,970

Notes receivable and accrued interest forgiven at merger	$—	$6,268,795

Issuance of common stock related to merger	$—	$74,878,945

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$—	$19,533,549

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

(2)    SUMMARY OF SIGNIFICANT BUSINESS AND ACCOUNTING POLICIES

The Company is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. On February 6, 2004, the Company completed a merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California, whereby Genesoft became the Company’s wholly owned subsidiary. The Company’s lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia (CAP) of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis (AECB). The Company launched FACTIVE tablets in September 2004. In May 2005, the Company began co-promoting in the United States Auxilium Pharmaceuticals Inc.’s (Auxilium) product, TESTIM®, a topical 1% testosterone gel indicated for the treatment of male hypogonadism.

The Company has two product candidates currently in development for the hospital marketplace in the United States, including a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of Clostridium difficile-associated diarrhea (CDAD), a serious hospital-acquired infection. Ramoplanin has completed Phase II clinical development and the Company has submitted the clinical protocol for a Phase III program for the indication to the FDA and is seeking a Special Protocol Assessment of the proposed clinical trials. Additionally, the Company has an intravenous formulation of FACTIVE in development, intended for use in hospitalized patients with pneumonia.

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

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects that its revenues derived from biopharmaceutical alliances will continue to decrease, while product revenues and co-promotion revenues are expected to increase based on the anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

Product Sales/Deferred Revenue

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, chargebacks, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed. Revenues earned from FACTIVE will tend to increase during the winter months due to higher incidents of respiratory tract infection including CAP and AECB. Therefore, seasonal fluctuations in demand will cause revenue derived by product sales to vary each quarter. As a result, operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Co-Promotion Revenue

Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM, a product developed by Auxilium, is classified as co-promotion revenue in the accompanying statements of operations. Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling and marketing expenses.

Sales Rebates, Discounts and Incentives for FACTIVE

The Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2004, in connection with the commercial launch of FACTIVE, the Company offered certain product stocking incentives to a number of pharmacy customers. These incentives included limited guaranteed sales provisions. As a result of these provisions, risk of loss had not passed to the customer. Accordingly, the Company had deferred all revenue related to these units until such time as the unit was provided to a patient with a prescription. During the three months ended September 30, 2005, the guaranteed sales provisions expired and the remaining balance of deferred revenue related to these units of approximately $885,000 was recognized as revenue.

Beginning in the fourth quarter of 2004, the Company initiated a sample card program whereby it offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). The Company did not have sufficient history with these types of incentive programs in order to develop a reasonable and reliable estimate of the amount of reimbursement claims that it expected to realize. As a result, the Company had recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed which resulted in a reduction of revenues. During the three months ended September 30, 2005, the Company adjusted the reserve based upon completion of the program, which resulted in product revenue of approximately $1,630,000 being recognized. The Company may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

During the first quarter of 2005, the Company initiated a voucher rebate program whereby it offered a rebate to patients who received a FACTIVE prescription. The Company has accounted for this program in accordance with EITF No. 01-09. The Company was able to develop a reasonable estimate of the liability for this program based upon historical redemption rates for similar completed programs offered by third parties. As of September 30, 2005, the reserve balance associated with the voucher rebate program was approximately $107,000. The program is expected to be completed by December 31, 2005.

The Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of its product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. The Company estimates wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. The process to estimate product returns includes the remaining shelf life and the product life cycle stage. The Company estimates product return allowances based on historical information for similar or competing products in the same distribution channel. Also, the Company obtains and evaluates product return data from distributors and, based on this evaluation, estimates return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company has accrued approximately $607,000 in sales return reserves and $774,000 in other revenue reserves as of September 30, 2005. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company has not experienced any significant returns through September 30, 2005.

Biopharmaceutical Revenue

Prior to the merger with Genesoft, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. The Company also maintained a genomics services business. The Company has now shifted its focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing and analysis services.

(b) Restricted Cash

The Company’s restricted cash consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of September 30, 2005 the remaining four semi-annual interest payments payable on October 15th and April 15th of each year are restricted. In addition, approximately $4,130,000 of cash is restricted in connection with letters of credit issued for the building leases at the Company’s Waltham, Massachusetts and South San Francisco, California facilities. The restrictions related to the building leases lapse at various dates through March 31, 2012.

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

Depreciation expense was approximately $460,000 and $963,000 for the nine-month period ended September 30, 2005 and for the thirty-nine week period ended September 25, 2004, respectively.

(d) Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Inventory consists of raw material, labor and overhead charges as of September 30, 2005. On a quarterly basis, the Company analyzes its inventory levels, and writes down commercial product and sample product to cost of product sales and marketing expense, respectively, if such inventory has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. During the three months ended September 30, 2005, the Company recorded a reserve for short-dated FACTIVE sample product and commercial product of $1,388,000 and $16,000, respectively, that will expire by September 2006. At September 30, 2005 and December 31, 2004, there was approximately $2,603,000 and $3,613,000 respectively, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as other current assets in the accompanying consolidated balance sheet. The following table represents inventories:

	September 30, 2005	December 31, 2004
Raw material	$6,325,236	$1,484,707
Work-in-process	1,651,756	2,888,055
Finished goods	5,954,736	3,930,098

Total	$13,931,728	$8,302,860

(e) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities, which consist of stock options, securities sold under the

Company’s employee stock purchase plan, directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 38,949,303 and 38,059,895 shares of the Company’s common stock (prior to the application of the treasury stock method) during the three and nine-month periods ended September 30, 2005 and the thirteen and thirty-nine week periods ended September 25, 2004, respectively.

(f) Single Source Suppliers

    FACTIVE

The Company currently obtains the active pharmaceutical ingredient for its commercial requirements for FACTIVE from a single source (see footnote 8). The Company purchases the active pharmaceutical ingredient pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the active pharmaceutical ingredient from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total product revenues:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C	D	E
Three months ended September 30, 2005	2	70%	—	11%	—	—
Thirteen week period ended September 25, 2004	3	24%	26%	12%	—	—

Nine months ended September 30, 2005	2	62%	19%	—	—	—
Thirty-nine week period September 25, 2004	3	—	10%	—	26%	36%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total trade accounts receivable:

	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C	D	E
As of:
September 30, 2005	2	58%	25%	—	—	—
December 31, 2004	3	49%	14%	22%	—	—

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

(k) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses in marketable securities. For the three and nine-month periods ended September 30, 2005 and for the thirteen and thirty-nine week periods ended September 25, 2004, the Company’s net loss equaled comprehensive loss.

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

(m) Pro Forma Disclosure of Stock-Based Compensation

The Company applies the intrinsic value method under APB No. 25 and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of stock-based compensation awards granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company records compensation expense equal to the fair value of stock-based compensation awards granted to non-employees over the period of service, which is generally the vesting period.

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

	Three Months Ended September 30, 2005	Thirteen Week Period Ended September 25, 2004	Nine Months Ended September 30, 2005	Thirty-Nine Week Period Ended September 25, 2004
Net loss as reported	$(21,902,568)	$(24,243,513)	$(71,482,778)	$(60,989,173)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	6,347	1,876,055	999,858	4,322,351
Less: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,056,611)	(3,245,347)	(6,527,816)	(8,004,304)
Pro forma net loss	$(22,952,832)	$(25,612,805)	$(77,010,736)	$(64,671,126)

Basic and diluted net loss per share
As reported	$(0.29)	$(0.32)	$(0.94)	$(0.89)

Pro forma	$(0.30)	$(0.34)	$(1.01)	$(0.94)

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

(n) Recent Accounting Pronouncements

    Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to the beginning of the first fiscal year ending after June 15, 2005. As a result, the Company expects to adopt SFAS No. 123 on January 1, 2006.

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

The following table displays the restructuring liability activity in 2005 as part of purchase accounting related to the Genesoft acquisition:

	Balance at December 31, 2004	Cash Payments	Interest Accretion	Balance at September 30, 2005
Facility lease liability	$19,374,788	$(2,377,572)	$682,397	$17,679,613

The Company recorded interest expense of approximately $682,000 in the first nine months of 2005 in connection with the amortization of the lease liability. The Company recorded the lease liability at its net present value and, accordingly, the Company recorded interest expense associated with the amortization of this liability.

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

The following table summarizes the restructuring liability activity during the nine-months ended September 30, 2005 as part of the restructuring plan:

	Balance at December 31, 2004	Cash Payments	Balance at September 30, 2005
Facility lease liability	$2,219,202	$(906,565)	$1,312,637

(5)    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005 and December 31, 2004, the Company’s investments included short-term marketable securities, the majority of which are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates market value, and consist of debt securities. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates market value and consist of commercial paper and U.S. government debt securities. At September 30, 2005, the average maturity of the Company’s investments was approximately 1.6 months.

At September 30, 2005 and December 31, 2004, the Company’s cash and cash equivalents and investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2005
Cash and Cash Equivalents:
Cash	$45,979,122	$—	$—	$45,979,122
Debt securities, corporate obligations	25,950,659	8,721	(658)	25,958,722

Total cash and cash equivalents	$71,929,781	$8,721	$(658)	$71,937,844

Investments (held-to-maturity):
Short-term debt securities, corporate securities	$11,195,013	$—	$(21,341)	$11,173,672

December 31, 2004
Cash and Cash Equivalents:
Cash	$57,635,695	$—	$—	$57,635,695
Debt securities, government and agency issues	2,484,967	1,283	—	2,486,250
Debt securities, corporate obligations	4,622,611	—	(2,688)	4,619,923

Total cash and cash equivalents	$64,743,273	$1,283	$(2,688)	$64,741,868

Investments (held-to-maturity):
Short-term debt securities, government and agency issues	$2,484,967	$1,283	$—	$2,486,250
Short-term debt securities, corporate securities	92,198,733	3,769	(236,693)	91,965,809

Total short-term investments (held to maturity)	$94,683,700	$5,052	$(236,693)	$94,452,059

Investment (available-for-sale):	$225,000	$—	$—	$225,000

(6)    NOTES RECEIVABLE

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was required to issue notes totaling approximately $2,740,000 as the vehicles were delivered. The notes bear interest at rates from 5.5% to 6.25%. Principal and interest are paid back to the Company over the 36 month lease term as lease payments are made on the vehicles.

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

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $6.64 per share. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which is being amortized over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the September 30, 2005 and December 31, 2004 consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

(8)    SUPPLY AGREEMENT FOR FACTIVE

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

(9)    CO-PROMOTION OF TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement with Auxilium under which the Company and Auxilium have begun to co-promote in the U.S. Auxilium’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the co-promotion agreement, the Company has the exclusive right to promote TESTIM jointly with Auxilium to primary care physicians. The initial term of the co-promotion agreement with Auxilium commenced May 1, 2005 and ends on April 30, 2007. The Company may extend the agreement for two consecutive two-year periods provided that it has met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and the Company does not elect to terminate the co-promotion agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence January 1, 2009 and end on April 30, 2011.

Both organizations continue to jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM in the U.S. for the primary care physician market. The Company and Auxilium share equally expenses related to the promotion of TESTIM to the primary care physician market. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. These fees are classified as co-promotion revenue in the accompanying statements of operations. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling and marketing expense. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including if a generic form of TESTIM is approved and sold in the United States, in which case Auxilium is obligated to pay the Company a specified percentage of the profits for the following two years. Also, the Company has been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient.

(10) SALE OF AGENCOURT INVESTMENT

During the second quarter of 2005, the Company received approximately $2.2 million in exchange for 500,000 shares of Agencourt Bioscience Corporation (Agencourt) common stock when Agencourt was acquired by Beckman Coulter. The Company received the original 500,000 shares as part of the sale of the genomics services business in 2002 to Agencourt. In connection with the receipt of these funds, the Company recorded a gain on the sale of the stock of approximately $2.0 million during the second quarter ended June 30, 2005. During the third quarter ended September 30, 2005, the Company received an additional $142,945 in proceeds, due to a post-closing merger adjustment (related to the Beckman Coulter acquisition of Agencourt), which where recorded as a gain in the accompanying financial statements. In addition, the Company may receive additional funds through 2008 based on milestones achieved by Agencourt.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, the relative levels of our expenses for the remainder of 2005, future revenues and sales of FACTIVE® and TESTIM®, our discount and rebate programs for FACTIVE, gross margin in future periods, the outcome of our discussions with Pfizer (which recently acquired Vicuron) regarding the filing of an NDA for Ramoplanin, the timing of the filing of an sNDA for FACTIVE for the treatment of ABS and a five-day course of treatment of CAP, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

We are a commercial-stage biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We currently promote two products in the U.S. pharmaceutical market. Our lead product is the fluoroquinolone antibiotic FACTIVE (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. The commercial sale of FACTIVE began in September 2004 and is currently promoted nationally by a sales team comprised of approximately 300 representatives. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Additionally, we are developing a novel antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated diarrhea.

On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California. The merger was accounted for as a purchase by us under accounting principles generally accepted in the United States.

We have incurred significant operating losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $320.3 million. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts, preclinical testing and clinical trials.

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

Commercialization and Development

We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives and, as of September 2005, employed 250 sales representatives. Additionally, in October, 2005, we supplemented the Oscient sales force with approximately 50 contract sales representatives, hired by Innovex, the contract sales arm of Quintiles Transnational Corp. These additional sales representatives provide double coverage in 50 high potential territories to grow the FACTIVE physician prescribing base.

We are also seeking to expand the commercial opportunities for FACTIVE through additional development and clinical study plans for the product. As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed. We are in the process of preparing an sNDA for this indication to be submitted by the end of 2005. Our ability to achieve this goal, however, is subject to a number of risks, including the possibility that the FDA may find that our clinical data fail to establish a favorable risk/benefit assessment for the ABS indication. As a result of these many risks and uncertainties, we cannot predict when material revenue from our ABS program will commence, if ever.

Additionally, we have completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. This study achieved its primary endpoint (non-inferior clinical response rate at the follow-up visit). Our goal is to file an sNDA for the five-day CAP indication by the end of 2005. In addition, we have an intravenous formulation of gemifloxacin in development. Due to the risks and uncertainties inherent in clinical trials, we cannot predict if final results related to these efforts will be successful or when material cash flows from these programs will commence.

Our ongoing clinical trials and other development activities for the FACTIVE product totaled approximately $11,100,000 and $8,106,000 for the nine-month period ended September 30, 2005 and for the thirty-nine week period ended September 25, 2004, respectively. The development activity and associated expense for FACTIVE did not commence until the first quarter of 2004 following our acquisition of an exclusive license for the product.

Co-Promotion of TESTIM

On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the United States Auxilium’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the agreement, we have the exclusive right to promote TESTIM jointly with Auxilium to primary care physicians. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that we have met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and we do not elect to terminate the co-promotion agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence January 1, 2009 and end on April 30, 2011.

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

Ramoplanin

We are developing a novel investigational antibiotic candidate, Ramoplanin, which is currently in development for the treatment of Clostridium difficile-associated diarrhea, or CDAD. In October 2001, we acquired an exclusive license in the United States and Canada for Ramoplanin from Vicuron Pharmaceuticals Inc., which was recently acquired by Pfizer. As a result of its acquisition of Vicuron, Pfizer retains all other rights to market and sell Ramoplanin. In addition, we are obligated to purchase bulk drug substance from Pfizer, fund the completion of clinical trials and pay a royalty on product sales. Upon commercialization, the combined total of the bulk product purchases and royalties is expected to be approximately 26% of our net product sales.

On August 10, 2004, we announced preliminary results of a Phase II trial of Ramoplanin for the treatment of CDAD. In September, 2005, we submitted a Special Protocol Assessment (SPA) to the FDA for a Phase III program and continue to make progress in our discussions with the FDA to finalize the SPA. Pending acceptance of the SPA by the FDA and successful discussions with Pfizer, the program would be ready to begin planning Phase III testing.

On November 8, 2004, we received a letter from Vicuron indicating that it intended to seek to terminate the License and Supply Agreement between Vicuron and Oscient and reacquire rights to Ramoplanin. In the letter, Vicuron claimed that it would have the right to terminate the agreement based on the fact that an NDA with respect to Ramoplanin would not be filed with the FDA prior to the date originally specified in the agreement. We believe that the letter contradicts an amendment to the agreement entered into in October 2002 (filed as exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003), and we addressed this issue with Vicuron. We continue discussions with Pfizer in an effort to move the Ramoplanin development forward, including finalizing a time table for completion of development and ensuring sufficient supply of bulk product to implement a Phase III program.

Our ongoing clinical trials and other development activities for Ramoplanin have constituted 7% and 35% of total research and development expenditures for nine-month period ended September 30, 2005 and for the thirty-nine week period ended September 25, 2004, respectively.

Other Alliances and Research Programs

Genomic Alliances

Previously, we received payments from our product discovery alliances based on license fees, contract research and milestone payments during the term of our alliances. Our alliances could result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our alliance partners to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell and distribute the product. Accordingly, we do not expect to receive significant milestone payments and royalties based upon product revenues for many years, if at all. We expect the majority of our revenue in the future to be derived from the sale of FACTIVE tablets and TESTIM.

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

As a result of the recent acquisition of Agencourt by Beckman Coulter, we received (i) a payment of $2,244,553 during the quarter ended June 30, 2005, in exchange for the shares of Agencourt we held, and (ii) the right to receive additional consideration if certain milestones are achieved by Agencourt over the next three years. During the three month period ended September 30, 2005, we received an additional payment of $142,945 due to a post-closing merger adjustment related to Beckman Coulter’s acquisition of Agencourt.

On May 16, 2005 we entered into a License and Contribution Agreement with MaxThera, Inc., whereby we granted an exclusive license to certain patent rights relating to certain of our legacy anti-infective technology. Title to these patent rights will vest in MaxThera upon meeting certain financial milestones. In consideration of the license and upon transfer of title to MaxThera, we will receive shares of MaxThera’s common stock as well as a right to royalty payments if any products covered by the patent rights are commercialized.

On May 31, 2005 we entered into a License and Sale Agreement with Azee, Inc., whereby we granted an exclusive license to certain patent rights relating to Genesoft’s small molecule anti-genomic therapeutics legacy technology. Title to these patent rights will vest in Azee upon Azee meeting certain financial milestones. In consideration of the license, we received shares of Azee’s common stock and are entitled to royalty payments if any products covered by the patent rights are commercialized. Upon transfer of title to the patents to Azee, we will receive additional shares of Azee’s common stock.

Internally Funded Early-Stage Target Research Program

As part of our strategic decision to concentrate on development and commercialization of our pharmaceutical products, we adopted a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this plan, we eliminated 44 full-time positions and recorded a restructuring charge of approximately $5.4 million through September 25, 2004. This charge consisted of a reduction in work force and includes associated severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations.

As a combined category, these research efforts represented 0% and 9% of total research and development expenses for the nine-month period ended September 30, 2005 and for the thirty-nine week period ended September 25, 2004, respectively.

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

Revenue Recognition

Our principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, we began recognizing co-promotion revenue in connection with our agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, we expect our revenues derived from biopharmaceutical alliances will continue to decrease, however product revenues and co-promotion revenues will continue to increase based on anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

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

Sales Rebates, Discounts and Incentives

Our product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry. During the third quarter of 2004, in connection with the commercial launch of FACTIVE, we offered certain product stocking incentives to a number of pharmacy customers. These incentives included products with limited guaranteed sales provisions. As a result of these provisions, title and risk of loss of these products had not passed to the customer. Accordingly, we deferred all revenue related to these products until such time as the unit was provided to a patient with a prescription. During the three months ended September 30, 2005, the guaranteed sales provisions expired and the remaining balance of deferred revenue related to these units of approximately $885,000 was recognized as revenue.

During the fourth quarter of 2004, we initiated a sample card program whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). We did not have sufficient history with this type of incentive program in order to develop a reasonable and reliable estimate of the amount of expected reimbursement claims. As a result, we recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed, which resulted in a reduction of revenues. During the three months ended September 30, 2005, we adjusted the reserve based upon the completion of the program, which resulted in product revenue of approximately $1,630,000 being recognized. We may be able to consider the actual redemption rate in estimating the liability for similar programs in the future.

During the first quarter of 2005, we initiated a voucher rebate program which offered a rebate to patients who received a FACTIVE prescription. We have accounted for this program in accordance with EITF No. 01-09. As of September 30, 2005, we were able to develop a reasonable estimate of the liability for this program based upon historical redemption rates for completed programs by third parties. The program is expected to be completed by December 31, 2005.

Our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks, cash discounts, and administrative fees. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. Our process to estimate product returns includes the remaining shelf life and the product life cycle stage. We estimate product return allowances based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. We have not received any significant returns through September 30, 2005.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. As of September 30, 2005, inventory consists of FACTIVE raw material in powder form and work-in-process and FACTIVE finished tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. During the three months ended September 30, 2005, the Company recorded a reserve for short-dated FACTIVE sample product and commercial product of $1,388,000 and $16,000, respectively, that will expire by September 2006. At September 30, 2005 there was approximately $2,603,000 in FACTIVE sample product to be used for future marketing programs, which is recorded as an other current asset in the accompanying consolidated balance sheet.

Clinical Trial Expense Accrual

Our clinical development trials related to Ramoplanin and FACTIVE are primarily performed by outside parties. It is not unusual at the end of each accounting period for us to estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the quarter ended September 30, 2005, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties. However, readers should be cautioned that the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Results of Operations

Three Month Period Ended September 30, 2005 and Thirteen Week Period Ended September 25, 2004

Revenues

Total revenues increased significantly to approximately $5,941,000 for the three month period ended September 30, 2005 from approximately $1,521,000 for the thirteen week period ended September 25, 2004.

Product sales increased by $3,398,000 to approximately $4,778,000 for the three month period ended September 30, 2005 from $1,381,000 for the thirteen week period ended September 25, 2004. The commercial sale of FACTIVE tablets was launched in September 2004, and, thus, the current period represents a full quarter of sales compared to a partial quarter of sales with the initial product launch in the prior period. The increase is also due to the recognition of approximately $885,000 of deferred revenue as a result of the expiration during the quarter of certain stocking incentives we put in place in connection with the launch of FACTIVE and the recognition of $1,630,000 in revenue due to the conclusion of the sample card program.

Co-promotion revenues increased to approximately $1,161,000 for the three month period ended September 30, 2005 from $0 for the thirteen week period ended September 25, 2004 due to the beginning of TESTIM detailing in May 2005.

Biopharmaceutical revenues decreased 99% to approximately $2,000 for the three month period ended September 30, 2005 from approximately $140,000 for the thirteen week period ended September 25, 2004, primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

Our revenue mix has shifted during 2005. We expect that our revenues derived from both our biopharmaceutical alliance and genomics services will be minimal in comparison to prior years. We expect an increase in product revenues based on the sale of FACTIVE tablets and we also expect an increase in co-promotion revenues based on the sale of TESTIM due to our co-promotion agreement signed in the second quarter of 2005.

Costs and Expenses

Total costs and expenses increased 8% to approximately $26,816,000 for the three month period ended September 30, 2005 from approximately $24,747,000 for the thirteen week period ended September 25, 2004.

Cost of product sales increased to approximately $2,018,000 for the three month period ended September 30, 2005 from $1,195,000 for the thirteen week period ended September 25, 2004. The commercial sale of FACTIVE tablets was launched in September 2004, and, thus, the current period represents a full quarter of sales compared to the initial product launch in the prior period. Included in the cost of product sales is approximately $1,192,000 and $770,000 of amortization of intangible assets associated with FACTIVE for the three month period ended September 30, 2005 and the thirteen week period ended September 25, 2004, respectively. Our gross margin on FACTIVE for the three month periods ended September 30, 2005 and 2004, after standard product cost and royalties, but excluding amortization of intangible assets, was 83% and 69%, respectively. The gross margin for the quarter ended September 30, 2005 was positively impacted by the recognition of additional revenue of approximately $1,630,000 resulting from the conclusion of the sample card program.

Research and development expenses include internal research and development expenses, research funded pursuant to arrangements with strategic alliance partners and relating to our government grants, as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel and amortization of intangible assets. Other research and development expenses include fees paid to consultants and outside service providers and information technology and facilities costs. Research and development expenses decreased by $4,625,000, or 62%, to approximately $2,814,000 for the three month period ended September 30, 2005 from approximately $7,439,000 for the thirteen week period ended September 25, 2004 primarily due to the decrease in our effort in early stage product discovery and development research programs of approximately $349,000, the decrease in clinical development expenses for the FACTIVE 5-day CAP study of approximately $1,746,000 and a decrease in technology transfer expenses related to the manufacturing of FACTIVE tablets of approximately $2,775,000. These decreases were partially offset by an increase in clinical development expense for the Ramoplanin of approximately $245,000.

Selling and marketing expenses increased by $7,322,000, or 60%, to approximately $19,460,000 for the three month period ended September 30, 2005 from $12,138,000 for the thirteen week period ended September 25, 2004. The increase in selling and marketing expenses is due to increased sales and marketing personnel and related costs of approximately $5,088,000, increased other selling and marketing costs of approximately $790,000 to support the marketing and sale of FACTIVE and TESTIM, increased advertising and promotional costs of approximately $348,000 and increased sample costs of $1,096,000 primarily related to provisions for excess sample marketing product of FACTIVE of $1,388,000 recorded during the third quarter of 2005. We expect expenses in the sales and marketing area to remain at the same level as we continue to promote the sale of TESTIM and commercialize FACTIVE.

General and administrative expenses increased by $419,000 or 20%, to approximately $2,518,000 for the three month period ended September 30, 2005 from $2,099,000 for the thirteen week period ended September 25, 2004. The increase in general and administrative expenses is due to increased personnel costs of $393,000 and increased other general and administrative expenses of $181,000 offset by a decrease in legal expenses of approximately $155,000.

Stock-based compensation decreased to approximately $6,000 for the three month period ended September 30, 2005 from approximately $1,876,000 for the thirteen week period ended September 25, 2004. The decrease was due to lower amortization of deferred compensation resulting from stock options that were issued as part of the merger with Genesoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger.

Other Income and Expense

Interest income increased 1% to approximately $877,000 for the three month period ended September 30, 2005 from approximately $870,000 for the thirteen week period ended September 25, 2004 reflecting higher interest rate yields from investments partially offset by lower average balances of cash and investments.

Interest expense increased by $36,000, or 2%, to approximately $2,055,000 for the three month period ended September 30, 2005 from approximately $2,019,000 for the thirteen week period ended September 25, 2004, primarily due to increases in interest expense of approximately $47,000 related to non-cash interest expense related to the facility lease liability which was recorded during the quarter ended March 27, 2004, partially offset by a decrease in interest expense of approximately $11,000 related to capital leases which were all paid off in December 2004.

We recorded a gain on the sale of fixed assets of approximately $8,000 and $87,000 for the three month period ended September 30, 2005 and thirteen week period ended September 25, 2004, respectively, primarily due to the sale of laboratory and computer equipment, which were no longer used in operations. We also recorded a gain of approximately $143,000 due to additional proceeds received during the three month period ended September 30, 2005 from the disposition of common stock of Agencourt Bioscience Corporation, which was acquired by Beckman Coulter in a cash transaction during the three month period ended June 30, 2005.

Nine Month Period Ended September 30, 2005 and Thirty-Nine Week Period Ended September 25, 2004

Revenues

Total revenues increased significantly to approximately $14,123,000 for the nine month period ended September 30, 2005 from approximately $3,892,000 for the thirty-nine week period ended September 25, 2004.

Product sales increased to approximately $12,495,000 for the nine month period ended September 30, 2005 from $1,381,000 for the thirty-nine week period ended September 25, 2004. The commercial sale of FACTIVE tablets was launched in September 2004 and, thus, the current period represents a full nine months of sales compared to a partial period of sales with initial product launch in the prior period. The increase is also due to the recognition of approximately $1,302,000 of revenue that had been delivered with certain stocking incentives during the nine months ended September 30, 2005.

Co-promotion revenues increased to approximately $1,531,000 for the nine month period ended September 30, 2005 from $0 for the thirty-nine week period ended September 25, 2004 due to the beginning of TESTIM promotion in May 2005.

Biopharmaceutical revenues decreased 96% to $96,000 for the nine month period ended September 30, 2005 from $2,511,000 for the thirty-nine week period ended September 25, 2004 primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

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

Costs and Expenses

Total costs and expenses increased 37% to approximately $86,829,000 for the nine month period ended September 30, 2005 from approximately $63,248,000 for the thirty-nine week period ended September 25, 2004.

Cost of product sales increased to approximately $6,391,000 for the nine month period ended September 30, 2005 from $1,195,000 for the thirty-nine week period ended September 25, 2004.

The commercial sale of FACTIVE tablets was launched in September 2004, and, thus, the current period represents a full nine months of sales compared to the initial product in the prior period. Included in the costs of product sales is approximately $3,575,000 of amortization of intangible assets associated with FACTIVE for the nine month period ended September 30, 2005 compared to $770,000 for the thirty-nine week period ended September 25, 2004. Our gross margin for the nine month period ended September 30, 2005, after standard product cost and royalties, but excluding amortization of intangibles was 77% compared to a gross margin of 69% for the thirty-nine week period ended September 25, 2004. The gross margin was positively impacted by the recognition of approximately $1,302,000 of deferred revenue due to the expiration of certain stocking incentives during the nine months ended September 30, 2005.

Research and development expenses decreased 35% to approximately $12,173,000 for the nine month period ended September 30, 2005 from approximately $18,800,000 for the thirty-nine week period ended September 25, 2004. This decrease was primarily due to the decrease in our effort in early stage product discovery and development research programs of approximately $3,834,000, a decrease in clinical development expense for Ramoplanin of approximately $5,786,000, and a decrease in technology transfer expenses related to the manufacturing of FACTIVE tablets of approximately $2,140,000. These decreases were partially offset by the increase in our effort in clinical development research programs for FACTIVE of approximately $5,133,000.

Selling and marketing expenses increased significantly to approximately $57,278,000 for the nine month period ended September 30, 2005 from approximately $18,647,000 for the thirty-nine week period ended September 25, 2004. The increase in selling and marketing expenses is due to increased sales and marketing personnel and related costs of approximately $22,855,000, increased advertising and promotional costs of approximately $6,179,000, increased other selling and marketing costs of approximately $6,789,000 to support the marketing and sale of FACTIVE and TESTIM and increased sample costs of $2,808,000 related to the distribution of FACTIVE and provisions for excess short-dated FACTIVE samples. We expect expenses in the sales and marketing area to remain at the same level as we continue to promote the sale of TESTIM and commercialize FACTIVE.

General and administrative expenses increased by $1,506,000 to approximately $9,987,000 for the nine month period ended September 30, 2005 from approximately $8,481,000 for the thirty-nine week period ended September 25, 2004. The increase in general and administrative expenses is primarily due to a one-time $2 million license fee related to the amended agreement with LG Life Sciences. These increases were offset by a decrease in legal expenses of $475,000.

As part of our merger with Genesoft, we recorded a one-time charge of approximately $11,704,000 in 2004 related to in-process research and development expenses associated with internally funded early-stage target discovery programs. The valuation of the in-process research and development of $11,704,000 includes a peptide deformylase inhibitor research program (PDF) licensed from Vernalis (R & D) Limited for the treatment of infections.

Stock-based compensation decreased 77% to approximately $1,000,000 for the nine month period ended September 30, 2005 from approximately $4,322,000 for the thirty-nine week period ended September 25, 2004. The decrease was due to lower amortization of deferred compensation resulting from stock options that were issued as part of the merger with GeneSoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger.

Other Income and Expense

Interest income increased 68% to approximately $2,628,000 for the nine month period ended September 30, 2005 from approximately $1,560,000 for the thirty-nine week period ended September 25, 2004 reflecting higher cash balances due to the convertible debt proceeds received in the second quarter of 2004 as well as higher interest rate yields from investments.

Interest expense increased 74% to approximately $6,196,000 for the nine month period ended September 30, 2005 from $3,560,000 for the thirty-nine week period ended September 25, 2004, primarily due to increases in interest expense of approximately $2,141,000 related to $22 million convertible notes assumed in the Genesoft merger and $153 million of senior convertible notes issued in May of 2004 along with approximately $523,000 related to non-cash interest expense related to the amortization of deferred convertible notes issuance costs and the facility lease liability, partially offset by the decrease in capital lease interest of approximately $19,000.

For the nine month period ended September 30, 2005, we recorded a gain on the sale of fixed assets of approximately $51,000, primarily due to the sale of laboratory and computer equipment which were no longer used in operations. For the thirty-nine week period ended September 25, 2004, we recorded a gain on the sale of fixed assets of approximately $222,000 primarily reflecting the sale of idle laboratory and computer equipment.

For the nine month period ended September 30, 2005, we recorded income from the sale of intellectual property of $2,500,000, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth. We also recorded a gain on the disposition of marketable securities of approximately $2,162,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was recently acquired by Beckman Coulter in a cash transaction.

For the nine month period ended September 30, 2005, we recorded other income of approximately $43,000, primarily due to miscellaneous license fees related to genomic-based software sold in previous periods.

Income from Discontinued Operations

We recorded income from discontinued operations of approximately $35,000 and $146,000 for the nine month period ended September 30, 2005 and thirty-nine week period ended September 25, 2004, respectively, for royalty payments from Agencourt who purchased our genomics service business in March 2003. We received the final royalty payment in the second quarter of 2005 pursuant to the sale agreement.

Liquidity and Capital Resources

Our primary sources of cash have been from the issuance of debt and equity securities, product discovery alliances, the sale of FACTIVE tablets and co-promotion revenues based on the sale of TESTIM.

As of September 30, 2005, we had total cash, cash equivalents and short-term marketable securities of approximately $98 million, which includes approximately $14 million in restricted cash. We have recently filed a shelf-registration statement with the SEC that allows us to sell up to $100 million of common stock. We believe that, under our current rate of investment in development and commercialization programs, that our existing capital resources are adequate to support operations through the end of 2006. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We have experienced a significant increase in hiring in order to build a sales and marketing organization in order to commercialize FACTIVE tablets and co-promote TESTIM, expand the medical/development organization to support additional FACTIVE development and commercialization, support the development of Ramoplanin and build the infrastructure necessary to support these expansions. We expect expenses in the sales and marketing areas to remain at the same level as we continue to promote the sale of TESTIM and commercialize FACTIVE.

Cash Flows

Our operating activities used cash of approximately $78,600,000 and $41,569,000 for the nine month period ended September 30, 2005 and the thirty-nine week period ended September 25, 2004, respectively. Cash used in our operating activities for the nine month period ended September 30, 2005 was primarily a result of our net loss of approximately $71,483,000, adjusted for the gains of $2,214,000 on the sales of an investment and fixed assets, increases in inventory of approximately $5,629,000 due to anticipated increased demand of FACTIVE tablets in the second half of the year, as well as decreases in accounts payable of approximately $4,432,000, deferred revenues of approximately $1,302,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $2,377,000 related to our west coast facility, accrued restructuring charge of approximately $907,000 related to our previous facility in Waltham, Massachusetts and accrued expenses and other current liabilities of approximately $5,517,000. These uses of cash were partially offset by increases in clinical trial expense accrual of approximately $1,432,000 primarily related to the clinical trial of FACTIVE for the 5-day treatment of CAP and post-marketing studies, and other long-term liabilities of approximately $905,000 related to the accrual of interest for the $22 million convertible notes. Also offsetting the uses of cash were decreases in prepaid expenses and other current assets of approximately $5,203,000, interest receivable of $982,000 and accounts receivable of $409,000 as well as non-cash depreciation and amortization expenses of approximately $6,329,000 including amortization of intangible assets, stock based compensation and non-cash interest. Cash used by our operating activities for the thirty-nine week period ended September 25, 2004 was primarily related to our net loss of $60,989,000 which was partially offset by $3,988,000 for depreciation and amortization, $771,000 for non-cash interest expense, $11,704,000 for the non-cash write-off of in-process technology and $4,322,000 of amortization of stock-based compensation.

Our investing activities provided cash of approximately $85,116,000 for the nine month period ended September 30, 2005 and used cash of approximately $140,100,000 for the thirty-nine week period ended September 25, 2004. Cash provided by our investing activities for the nine month period ended September 30, 2005 was primarily related to proceeds from maturities of marketable securities of approximately $83,489,000, proceeds of $2,387,000 related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter, a decrease in restricted cash of approximately $2,587,000 related to the payment of convertible note interest, proceeds from sales of fixed assets of $225,000 and payments on notes receivable of $267,000. Cash provided from investing activities was partially offset by the issuance of notes receivable of $2,740,000 related to a deposit required in order to lease vehicles for the sale representatives, purchases of property and equipment of approximately $1,051,000 and an increase in other assets of $49,000. Cash used by our investing activities for the thirty-nine week period ended September 25, 2004 was primarily related to $14,998,000 of merger costs, net purchases of marketable securities of $105,376,000, net purchases of property and equipment of $4,000, an increase in restricted cash of approximately $15,498,000 and an increase in other assets of $4,224,000.

Capital expenditures totaled approximately $1,051,000 for the nine month period ended September 30, 2005 primarily consisting of purchases of computer and related equipment as well as office furniture and leasehold improvements for the new office facilities and $687,000 for the thirty-nine week period ended September 25, 2004 primarily consisting of purchases of computer and related equipment as well as office furniture and leasehold improvements.

Our financing activities provided cash of approximately $671,000 for the nine month period ended September 30, 2005, primarily due to proceeds from exercise of 1,004,068 stock options of approximately $546,000 and proceeds from the issuance of 160,800 shares of stock under the employee stock purchase plan of approximately $417,000 offset by payments of long-term obligations of approximately $292,000. Our financing activities provided cash of approximately $234,200,000 for the thirty-nine week period ended September 25, 2004, primarily due to net proceeds from issuance of convertible notes of $152,750,000, net proceeds from the issuance of stock through a private placement of approximately $80,864,000, proceeds from exercise of stock options and warrants of approximately $1,487,000 and proceeds from issuance of shares under the employee stock purchase plan of approximately $303,000. These proceeds were partially offset by payments of long-term obligations of approximately $1,204,000.

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

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes which were recorded in investing activities as cash flows related to acquisition. These notes are convertible into our common stock at the option of the holders, at a conversion price of $6.6418 per share (subject to anti-dilution and other adjustments). In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate of 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft.

On February 6, 2004, in conjunction with the merger with Genesoft, we sold 16.8 million shares of our common stock at $5.25 per share resulting in proceeds received of approximately $81 million, net of issuance costs.

Contractual Obligations

For the three month period ended September 30, 2005, there were no material changes to our contractual obligations outside the ordinary course of business.

FACTORS AFFECTING FUTURE RESULTS

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:

RISKS RELATED TO OUR BUSINESS

We have a history of significant operating losses and expect these losses to continue in the future.

We have experienced significant operating losses each year since our inception and expect these losses to continue for the foreseeable future. We had a net loss of approximately $93,271,000 for the fiscal year ended December 31, 2004 and as of September 30, 2005 we had an accumulated deficit of approximately $320,318,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials, and from general and administrative costs associated with our operations and product sales of FACTIVE tablets. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE, co-promotion revenues based on the sale of TESTIM, collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue and potentially increase as we continue significant levels of expenditures, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and continue the co-promotion of TESTIM and in research and development in connection with clinical trials and formulation activities to support the existing labeling of FACTIVE tablets, the expansion FACTIVE labeling claims and the development of Ramoplanin. In addition, our partners’ product development efforts which utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

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

FACTIVE tablets are our first FDA approved product. To date, we still have limited marketing and sales experience considering the launch of FACTIVE occurred in September of 2004 and the co-promotion of TESTIM began in May 2005. The continued development of these marketing and sales capabilities, including the expansion of our sales force, will require significant expenditures, management resources and time. Further, as part of this development, we may seek to establish a co-promotion partnership in the future to expand FACTIVE commercialization in the U.S. or in our other licensed territories and/or acquire additional products for our expanded sales force. However, there is no assurance that we will be able to enter into a co-promotion agreement or acquire new products on favorable terms or at all. Failure to successfully establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner or to find suitable sales and marketing partners may adversely affect our business and results of operations.

We may need to raise additional funds in the future.

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans through the end of 2006. We may need to raise additional capital in the future to fund our operations, in particular, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreement with customers or vendors. In order to facilitate the raising of additional funds, we have filed a shelf registration statement that allows us to sell up to $100,000,000 of our common stock. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

The primary competition for TESTIM for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM and, according to NDC, has a much larger share of the testosterone gel market than TESTIM and also accounted for approximately 55% of total testosterone prescriptions for the nine months ended September 30, 2005. TESTIM also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, TESTIM is more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 11% of total testosterone prescriptions for the nine months ended September 30, 2005. Other new treatments are being sought for TRT which may compete with TESTIM, including a new class of drugs called Selective Androgen Receptor Modulators.

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

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated diarrhea (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma, and metronidazole, a generic product—for treatment of this indication. We are also aware of at least six companies with products in development for the treatment of CDAD—Acambis in Phase I/II; ActivBiotics in Phase II; Genzyme in Phase III; ImmuCell in Phase I/II; Medarex/Mass Biologic Laboratories in Phase II; and Par Pharmaceuticals/Optimer Pharmaceuticals in Phase IIa. It is also possible that other companies are developing competitive products for this indication.

Additionally, we are aware that Vicuron and Novartis AG are jointly developing PDF inhibitor agents that may compete with any PDF products developed by our company.

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

In April 2003, FACTIVE tablets were approved by the FDA for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. One of our objectives is to expand the indications for which FACTIVE is approved for marketing by the FDA, including for the indication of acute bacterial sinusitis, or ABS, as well as a five day course of treatment for CAP. We believe the necessary clinical trials for ABS have been completed and we completed a Phase III trial for a five-day course of therapy for the treatment of CAP. We hope to file sNDAs for both of these indications by the end of 2005, but we cannot guarantee the timing of such submissions. Furthermore, even after we complete the filing, the FDA may not accept our submission as complete. We cannot be certain whether additional data will be required, if we will be required to conduct additional clinical trials or if either sNDA, once submitted, will ultimately be approved. In order to market FACTIVE for other indications, we will need to conduct additional clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. If we are unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

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

We do not have the internal capability to manufacture pharmaceutical products under the FDA’s current Good Manufacturing Practices. Under our agreement with LG Life Sciences it manufactures bulk quantities of the active pharmaceutical ingredient of FACTIVE, and we use Patheon to produce the finished FACTIVE tablets. The Co-Promotion Agreement for TESTIM provides that Auxilium is responsible for the manufacture and distribution of TESTIM. TESTIM is currently manufactured for Auxilium by DPT Laboratories. Although the LG Life Sciences and DPT Laboratories facilities have previously been inspected by the FDA, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of our products. Further, our license agreement with respect to Ramoplanin provides that Vicuron, which was recently acquired by Pfizer, is responsible for the manufacture of the bulk drug substance of Ramoplanin.

Auxilium’s contract with DPT Laboratories to manufacture TESTIM expires on December 31, 2010. Although Auxilium is currently in the process of qualifying a back-up supplier to manufacture TESTIM, there is currently no alternative manufacturer of TESTIM. If there is significant delay in qualifying this back-up supplier, there could be future supply shortages of TESTIM. Auxilium also relies on third party suppliers for their supply of testosterone and pentadecalactone, or CPD, two key ingredients of TESTIM. Testosterone is available to Auxilium from only two sources. Auxilium relies exclusively on one outside source for their supply of CPD. Auxilium does not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if Auxilium is unable to procure testosterone on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. In addition, if Auxilium’s third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to Auxilium on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce the gross margins on sales of TESTIM.

We cannot be certain that LG Life Sciences, DPT Laboratories, Patheon, Pfizer or future manufacturers will be able to deliver commercial quantities of product or that such deliveries will be made on a timely basis. The only source of supply for FACTIVE bulk drug substance is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets. DPT Laboratories is currently the only qualified manufacturer of TESTIM. If these facilities are damaged or otherwise unavailable, we would incur substantial costs and delay in the commercialization of our products. If we are forced to find an alternative source for Ramoplanin or other product candidates, we could also incur substantial costs and delays in the further commercialization of such products. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets. We have an exclusive arrangement with Integrated Commercial Solutions, Inc. (ICS) to perform such supply chain manufacturing services for a three-year period. Under our agreement with Auxilium, Auxilium provides all supply chain services for TESTIM.

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

Approximately 81% of FACTIVE shipments are to only two wholesalers; if any of these wholesalers refuse to distribute the product on commercially favorable terms, or at all, our business will be adversely affected.

We sell FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE to these wholesalers, and they do not determine FACTIVE prescription demand. However, approximately 81% of our product shipments during the nine month period ended September 30, 2005 were to only two wholesalers. Our business would be harmed if any of these wholesalers refused to distribute FACTIVE or refuse to purchase FACTIVE on commercially favorable terms to us. It is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable.

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

We are currently conducting a Phase IV post-approval clinical trial relating to FACTIVE tablets in compliance with FDA requirements pursuant to the product’s approval. Additionally, clinical trials may be necessary to gain approval to market the product for the treatment of acute bacterial sinusitis or other indications/formulations.

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy to treat Clostridium difficile-associated diarrhea, or CDAD, was completed in 2004. Pursuant to the terms of the license agreement for Ramoplanin, we are in discussions to develop a timetable for the development and approval of Ramoplanin (including initiation of a Phase III trial for CDAD), with Pfizer which, following its acquisition of Vicuron Pharmaceuticals, is our new partner for Ramoplanin. The Phase III program will be ready for initiation subject to,

•	completion of discussions with the FDA regarding the clinical protocol;

•	planning and implementing a clinical trial development plan with our third-party contractors; and

•	securing additional batches of the Ramoplanin drug substance from Pfizer or its third party contractors and the drug product from one contract manufacturer.

Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired our license to develop Ramoplanin. We may not be able to complete these trials or make the filings within the timeframes we currently expect. If we are delayed in completing the trials or making the filings, our business may be adversely affected.

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

As part of our growth strategy, we intend to acquire, develop and commercialize additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire biopharmaceutical products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. The acquisition of rights to additional products would likely require us to make significant upfront cash payments which could adversely affect our liquidity and/or accelerate our need to raise additional capital.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 66 issued U.S. patents, approximately 86 pending U.S. patent applications, 122 issued foreign patents and approximately 199 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses, their targets, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 18 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. The U.S. patents are currently set to expire at various dates, ranging from 2015 to 2019. We have filed a patent term extension application covering the regulatory review process for one of the principal patents, U.S. Patent 5,776,944, expiring in 2015. If granted, this extension would extend the exclusivity period through 2017.

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

The patents that we license to Ramoplanin under our agreement with Vicuron (now owned by Pfizer) include claims relating to methods of manufacturing Ramoplanin as well as methods increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five-year data exclusivity provisions under the Hatch-Waxman Act.

The risks and uncertainties that we will face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications that we have filed or to which we have exclusive rights may not result in issued patents, may result in issued patents with narrower claims than anticipated or may take longer than expected to result in issued patents;

•	the claims of any patents which are issued may be limited from those in the patent applications and may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our partners may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our partners;

•	patents issued to other companies may harm our ability to do business;

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

•	other companies may design around technologies we have licensed or developed.

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

Ramoplanin

Under our License and Supply Agreement with Vicuron, which was recently acquired by Pfizer, we have an exclusive license to develop and market oral Ramoplanin in the United States and Canada. Under this agreement, we are responsible, at our expense, for the clinical and non-clinical development of Ramoplanin in our field, the prevention and treatment of human disease, in the United States and Canada, including the conduct of clinical trials and the filing of drug approval applications with the FDA and other applicable regulatory authorities. We are obligated under the agreement to work diligently to develop Ramoplanin and if we do not file an NDA for Ramoplanin by a date to be agreed upon by us and Pfizer, Pfizer would have the right to terminate our license to Ramoplanin. On November 8, 2004, we received a letter from Vicuron indicating that it intended to seek to terminate agreement with us and reacquire rights to Ramoplanin. In its letter, Vicuron claimed that it would have a right to terminate the agreement based on the fact that an NDA with respect to Ramoplanin would not be filed with the FDA prior to the date originally specified in the agreement. We believe this letter contradicts an amendment to the agreement entered into in October of 2002 (filed as exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003), and we addressed this issue with Vicuron. We continue our discussions with Pfizer in an effort to move the Ramoplanin development forward, including finalizing a time table for completion of development and ensuring that we will be able to obtain sufficient supply of bulk product to implement a Phase III program. There is no assurance we will be able to agree upon a date for completion of development, that Pfizer will not renew the attempt to terminate the agreement again in the future, that Pfizer can ensure that it will be able to supply sufficient amounts of bulk product, or that we will prevail in any potential dispute with Pfizer.

Pfizer is responsible for providing us with all information in its possession relating to Ramoplanin in our licensed field, for cooperating with us in obtaining regulatory approvals of Ramoplanin and for using diligent efforts to provide us with bulk Ramoplanin sufficient to carry out our clinical development activities. We believe that we are currently in compliance with our obligations under the License and Supply Agreement, but there can be no assurance that we will be able to remain in compliance due to the limitations on our resources and the many risks of conducting clinical trials, as described above in “Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates.”

Under the License and Supply Agreement, Pfizer has the obligation to prosecute patents relating to Ramoplanin that are made by Vicuron personnel or conceived jointly by our personnel and Vicuron’s personnel. We have the obligation to prosecute patents relating to Ramoplanin that are made solely by our personnel. We have the right to control any suits brought by a third party alleging that the manufacture, use or sale of Ramoplanin in our licensed field in the United States or Canada infringes upon our rights. We will bear the costs of any such actions, which could be substantial; provided that if we are obligated to pay any royalties or other payments to a third party to sell Ramoplanin as a result of this litigation, including any settlement reached with Pfizer’s consent, Pfizer is obligated to pay that expense. We also have the primary right to pursue actions for infringement of any patent licensed from Pfizer within the United States and Canada within our licensed field. Pfizer has the primary right to pursue actions for infringement of any patents that it licenses to us outside of our licensed field within the United States and Canada and for all purposes outside of the United States and Canada. If the party with the primary right to pursue the infringement action elects not to pursue it, the other party generally has the right to pursue it. The costs of any infringement actions are first paid out of any damages recovered and are then allocated to the parties depending upon their interest in the suit. The costs of pursuing any such action could substantially diminish our resources.

We will depend on key personnel in a highly competitive market for skilled personnel.

We will be highly dependent on the principal members of our senior management and key scientific and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following senior officers: Steven M. Rauscher, President and Chief Executive Officer; Stephen Cohen, Senior Vice President and Chief Financial Officer; and Nick Colangelo, Esq., Senior Vice President, Corporate Development and Operations. The term of each employment agreement continues until it is terminated by the officer or us.

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

Changes in the expensing of stock-based compensation will result in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The Financial Accounting Standards Board has announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. The Securities and Exchange Commission delayed the effective date for the new rules until the beginning of the first fiscal year after June 15, 2005. As a result, we will be required to change our accounting policy to record expense for the fair value of stock options and purchase rights under our employee stock purchase plan on January 1, 2006, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

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

Further, in order to market FACTIVE in the European Union and other foreign jurisdictions for which we have rights to market the product, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

We have a substantial level of debt. As of September 30, 2005, we had approximately $179 million of indebtedness outstanding (including accrued interest and excluding trade payables and accrued liabilities). The level of our indebtedness, among other things, could:

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the report, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and TESTIM;

•	the revenues that we may derive from the sale of FACTIVE tablets and TESTIM, as compared to analyst estimates;

•	the results of our clinical trials for Ramoplanin and additional indications for FACTIVE and the pace of our progress in those clinical trials;

•	our ability to license or develop other compounds for clinical development;

•	the timing of the achievement of our development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the biopharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations.

Over the two-year period ending September 30, 2005 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $7.18 to a low of $1.61. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

(Principal Financial Officer)

November 8, 2005

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