Form 10-K
period 2005-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2006-03-10
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, $.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $203,340,057 as reported on the National Association of Securities Dealers Automated Quotation National Market System. The number of shares outstanding of the registrant’s common stock as of March 6, 2006 was 77,661,648.

Documents Incorporated By Reference. Portions of the registrant’s proxy statement for use at its Annual Meeting to be held June 6, 2006 incorporated by reference into Part III.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

PART I

Item 1. Business

OVERVIEW

We are a commercial-stage biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We currently promote two products in the United States. Our lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, approved in the U.S. for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The commercial sale of FACTIVE began in September 2004 and FACTIVE is currently promoted nationally by a sales team comprised of approximately 300 representatives. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Additionally, we are developing a novel antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease.

BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused on the clinical development and commercialization of new therapeutics. Our business strategy focuses on primary care physicians. We intend to commercialize products that will be used by primary care physicians in the community and in the hospital. The key elements of our strategy are as follows:

Community-Based Primary Care

Expanded Marketing and Further Development of FACTIVE Tablets

Our primary business focus is the commercialization of FACTIVE in the U.S. for a five-day treatment of acute bacterial exacerbations of chronic bronchitis and a seven-day treatment of community-acquired pneumonia of mild to moderate severity. We have built a sales and marketing infrastructure focused on the primary care physician marketplace to support commercialization and plan to pursue additional indications for FACTIVE, as well as new formulations of the product.

The FDA has recently accepted for filing our supplemental New Drug Application (sNDA) seeking marketing approval for the use of FACTIVE for the five-day treatment of CAP. The FDA granted a standard ten-month review period for the five-day CAP sNDA and is expected to act on the filing by the end of September 2006. The acceptance of the CAP sNDA for filing does not assure approval.

Building our Primary Care Business Through New Products

In April 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium co-promote in the United States TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the agreement, we have the exclusive right to promote TESTIM gel jointly with Auxilium to primary care physicians. We continue to explore ways of expanding our primary care commercial offerings and product portfolio through co-promotion, licensing arrangements or acquisition of complementary products and product candidates.

Sublicensing Rights to FACTIVE Tablets in Territories Outside of the U.S.

On February 6, 2006, we sublicensed the rights to commercialize FACTIVE tablets in Mexico to Pfizer, S.A. de C.V., a subsidiary of Pfizer Inc. We will continue to pursue similar partnering arrangements in Canada and in certain European countries to leverage FACTIVE’s brand and commercial potential.

Hospital Business

Our lead product candidate is our novel antibiotic, Ramoplanin, to which we recently acquired worldwide rights from Pfizer Inc.’s wholly owned subsidiary, Vicuron Pharmaceuticals, Inc. We recently agreed with the FDA on a Special Protocol Assessment for the continued clinical development of Ramoplanin and are advancing the clinical program of Ramoplanin toward a Phase III program for the treatment of Clostridium difficile-associated disease. We also have a development-stage intravenous formulation of gemifloxacin, which we plan to pursue.

PHARMACEUTICAL PRODUCTS AND PROGRAMS: Community-Based Primary Care

Infectious Diseases Market

Infectious diseases represent the second leading cause of death worldwide accounting for over 14 million deaths each year, with lower respiratory tract infections alone causing 3.9 million deaths annually. Bacterial infections are the sixth leading cause of death in the U.S. Anti-bacterials represent the largest segment of the anti-infective market, with an estimated $30 billion in total worldwide sales.

The principal structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, ketolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class, which also includes extended-spectrum penicillins, cephalosporins and carbapenems, was first developed in the 1940s. Nalidixic acid, the earliest member of the fluoroquinolone class, was discovered in the 1960s. Major advances were made in the 1970s with the development of new beta-lactams and in the 1980s with the development of new fluoroquinolones and macrolides. The late 1990s saw further development with newer generations of fluoroquinolones, the ketolides and two new classes: oxazolidinones and lipopeptides.

Bacterial resistance to existing antibiotics has been increasing in recent years, leading to bacterial infection recurrences, treatment failures and higher costs. These factors have fueled a growing need for more effective products in existing antibiotic classes, as well as for products with new mechanisms of action.

Community-Acquired Respiratory Tract Infections

Acute Bacterial Exacerbations of Chronic Bronchitis: Chronic bronchitis is a health problem associated with significant morbidity and mortality. It is estimated that chronic bronchitis affects up to 13 million adults in the United States. Patients with chronic bronchitis are prone to frequent exacerbations, characterized by increased cough and other symptoms of respiratory distress. Longitudinal studies have estimated that 1 to 4 exacerbations occur each year in patients with chronic bronchitis; studies estimate that two-thirds are caused by bacteria. Exacerbations are estimated to account for approximately 12 million physician visits per year in the U.S. Antibiotic therapy, the standard treatment for acute bacterial exacerbations of chronic bronchitis, or AECB, is typically effective in reducing the course of illness for patients. Fluoroquinolones are frequently used to treat AECB due to their activity versus H. influenzae and M. catarrhalis, two of the most common causes of these infections. Newer fluoroquinolones have enhanced activity versus S. pneumoniae, another common cause of these infections.

Community-Acquired Pneumonia: Community-acquired pneumonia, or CAP, is a common and serious illness in the United States. The 4 to 5 million reported cases per year of CAP result in approximately 10 million physician visits, 1 million hospitalizations, and 45,000 deaths annually. Antibiotics are the mainstay of treatment for most patients with pneumonia, and where possible, antibiotic treatment should be specific to the pathogen responsible for the infection and individualized. However, since the responsible pathogen is not identified in a high proportion of patients with CAP, physicians usually take an empiric approach to treatment in the first instance. Over the last decade, resistance to penicillin and macrolides has increased significantly, and in many cases, fluoroquinolones are now recommended as a first line of therapy due to their efficacy against a wide range of respiratory pathogens, including many antibiotic resistant strains. The most recent treatment guidelines from the Infectious Diseases Society of America recommend fluoroquinolones as a first line treatment for certain higher-risk patients with CAP.

FACTIVE Tablets

We have licensed from LG Life Sciences the marketing rights for gemifloxacin in North America and most of Europe under the brand name FACTIVE (gemifloxacin mesylate) tablets. Gemifloxacin is a member of the fluoroquinolone class of antibiotics. In April 2003, FACTIVE was approved by the FDA for the treatment of AECB and CAP of mild to moderate severity. In July 2003, FACTIVE was also approved by the FDA to treat CAP caused by multi-drug resistant Streptococcus pneumoniae, or S. pneumoniae, a growing clinical concern. Multi-drug resistant S. pneumoniae, or MDRSP, is defined as S. pneumoniae resistant to two or more of the following antibiotics: penicillin, second-generation cephalosporins (such as cefuroxime), macrolides, tetracyclines, and trimethoprim/sulfamethoxazole. In April of 2004, FACTIVE received marketing approval in Canada for the treatment of AECB.

Within the antibiotic market, fluoroquinolones, a product class with close to $3 billion in annual sales in the U.S. in 2005, have been gaining market share at the expense of older antibiotics, according to NDC Health. This is a trend that is expected to continue as resistance to older antibiotic classes increases. Due to its microbiological activity and clinical efficacy, FACTIVE tablets represent an alternative choice for the treatment of certain respiratory tract infections.

FACTIVE has potent in vitro activity against a wide range of Gram-positive, Gram-negative and atypical pathogens, including key respiratory pathogens, such as S. pneumoniae, Haemophilus influenzae and Moraxella catarrhalis. FACTIVE is bactericidal at clinically achievable concentrations. Gemifloxacin, the active ingredient in FACTIVE, targets two enzymes in bacteria and has minimum inhibitory concentrations, or MICs, as low as 0.032 µg/ml for S. pneumoniae. In clinical trials, FACTIVE was administered to approximately 8,000 patients and had a good overall safety and tolerability profile. FACTIVE has been the subject of over 200 scientific publications and has been mentioned in nearly 275 scientific articles. Among the research published are data indicating that a higher percentage of patients treated with FACTIVE remained free of AECB recurrences than those treated with a comparator agent over a six-month period following treatment.

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

Clinical Efficacy: The clinical program for FACTIVE has included 19 Phase III trials in respiratory tract infections. FACTIVE was studied for the treatment of acute bacterial exacerbation of chronic bronchitis in three pivotal, double-blind, randomized, active-controlled clinical trials using 320 mg once daily for 5 days. In these non-inferiority studies, a total of 826 patients received treatment with FACTIVE tablets and 822 patients received treatment with an active comparator, namely levofloxacin, clarithromycin or amoxicillin/clavulanate. The primary endpoint was clinical response at follow-up. In these principal Phase III AECB studies FACTIVE given once daily for 5 days was at least as effective as the comparators given for 7 days. The clinical success rates for each of these three trials were as follows:

FACTIVE tablets 5 days (320 mg): 88.2%	Levofloxacin 7 days (500 mg): 85.1%

FACTIVE tablets 5 days (320 mg): 86.0%	Clarithromycin 7 days (500 mg 2 times/day, or bid): 84.8%

FACTIVE tablets 5 days (320 mg): 93.6%	Amoxicillin/clavulanate 7 days (500 mg/125 mg, 3 times/day, or tid): 93.2%

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

Competitive Advantages: We believe the competitive advantages of FACTIVE tablets include:

•	FACTIVE has been shown in in vitro studies to be active against many bacterial isolates resistant to other classes of antibiotics.

•	FACTIVE has the lowest MIC90 (0.032 µg/mL) for S. pneumoniae, one of the most prevalent pathogens found in lower respiratory tract infections, compared to the currently marketed fluoroquinolones.

•	FACTIVE has a dual mechanism of action in bacteria, targeting two enzymes essential for bacterial growth and survival at therapeutically relevant drug levels, and as a result we believe has low potential for resistance generation.

•	FACTIVE can be dosed once daily, with short courses of therapy for both AECB (5 days) and CAP (7 days).

•	FACTIVE achieves high concentration levels in lung and bronchial tissues and in secretions.

•	FACTIVE has patent protection into 2019, longer than any currently marketed fluoroquinolone or other antibiotic widely used to treat respiratory tract infections.

Safety and Tolerability: FACTIVE tablets have been studied in approximately 8,000 patients in clinical trials and we estimate that to date, nearly 295,000 prescriptions have been written for FACTIVE since its launch in September 2004. In clinical trials, the incidence of adverse events reported for FACTIVE tablets was low and comparable to comparator drugs, namely beta-lactam antibiotics, macrolides and other fluoroquinolones. Most adverse events were described as mild to moderate. The most common adverse events reported in FACTIVE clinical trials were diarrhea, rash and nausea. In clinical trials, rash was reported in 2.8% of patients receiving gemifloxacin and was more commonly observed in patients with treatment durations greater than seven days and patients less than 40 years of age, especially females. Since the launch of the drug, the post-marketing adverse events reported have been consistent with those observed in the clinical development program, and with the fluoroquinolone class as a whole.

As a post-marketing commitment to the FDA, we are conducting a Phase IV trial of FACTIVE. This prospective, randomized study is comparing FACTIVE tablets (5,000 patients) to an active comparator

(2,500 patients) in patients with mild-to-moderate CAP or AECB. This study includes patients of different ethnicities so that we can ascertain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. This Phase IV trial was initiated in the fall of 2004 with expected completion within three to four years. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish interim reports to the FDA on an annual basis on the number of prescriptions issued, including refills and the diagnoses for which the prescriptions are dispensed.

Additional Development of Gemifloxacin: Clinical trials of FACTIVE for the potential five-day treatment of mild to moderate community-acquired pneumonia (CAP) have been completed and the FDA has recently accepted for filing our supplemental New Drug Application (sNDA) seeking marketing approval for the use of FACTIVE for the five-day treatment of CAP. The FDA granted a standard ten-month review period for the five-day CAP sNDA and is expected to act on the filing by the end of September 2006. The acceptance of the CAP sNDA filing does not assure approval.

In the five-day CAP clinical trial, a five-day course of therapy with FACTIVE was shown to be as effective as the FDA-approved seven-day course of treatment, with both arms displaying excellent clinical response rates. Further, data showed that the bacteriological and radiologic success rates with five days of therapy were also non-inferior to the success rates with seven days of therapy. The multicenter, double-blind study enrolled 510 patients with CAP, with 469 patients comprising the per protocol group. Investigators measured clinical and bacteriological response at end of therapy as well as clinical, bacteriological and radiologic response at follow-up (two to three weeks post therapy). Clinical response at follow-up, the primary endpoint, in the per protocol group was 95% for the five-day treatment arm and 92% for the seven-day treatment arm [95% CI: -1.48, 7.42], demonstrating non-inferiority between the two groups. Further, clinical response at end of therapy in the per protocol group was 96% for the five-day group and 96% for the seven-day group [95% CI: -3.85, 3.42]. The study also yielded encouraging results for bacteriological response. Bacteriological response in the per protocol population was 91% for the five-day and seven-day groups at follow-up [95% CI: -6.89, 7.93] and 94% for the five-day group and 96% for the seven-day group [95% CI: -8.27, 3.25] at end of therapy. The study demonstrated radiologic response at follow-up in the per protocol population of 98% for the five-day arm and 93% for the seven-day arm [95% CI: -0.35, 7.91]. FACTIVE was well-tolerated in the study, with a low withdrawal rate due to adverse events: 1.2% for the five-day group and 2.0% for the seven-day group. The most common adverse event reported was a laboratory finding of elevated liver enzymes (increased ALT and increased AST). Analysis of all ALT/AST values demonstrated that the elevations were significantly associated with baseline ALT levels (elevated in many patients) with no significance or association with a particular treatment group. There was also no evidence of symptomatic hepatic events. In addition, the rate of drug-related rash in both treatment groups was low: 0.4% for the five-day arm and 2.8% for the seven-day arm. There were no withdrawals due to rash.

We are also in discussions with the FDA regarding an indication for acute bacterial sinusitis (ABS). Two double-blind, randomized, active-controlled clinical studies were conducted to examine the efficacy of FACTIVE 320 mg once daily for seven days in the treatment of patients with ABS. The results of these clinical trials showed comparable clinical success for patients treated with FACTIVE tablets versus those treated with comparator drugs. In addition, a double-blind, randomized, active-controlled clinical study comparing a seven-day treatment of FACTIVE with a five-day treatment of FACTIVE showed similar efficacy between both treatment arms. In November 2005, we submitted an sNDA to the FDA for the five-day treatment of ABS, however, the FDA refused to accept the sNDA for filing. In its refusal to file the sNDA for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. Although we intend to continue our discussions with the FDA regarding the ABS indication, we cannot guarantee that the ABS indication will ever be approved by the FDA.

License Agreement with LG: We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. We have the rights to commercialize gemifloxacin in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018. The term could extend further depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE bulk drug substance. LG Life Sciences currently supplies the FACTIVE bulk drug substance from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory; provided, that LG Life Sciences has the right to co-promote the product, on terms to be negotiated, in our territory commencing in 2008 and for periods thereafter, in which case our royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2005 as further described below, LG Life Sciences’ right to co-promote in the U.S. will terminate upon our reaching a certain level of sales.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. We are also obligated to make aggregate milestone payments of up to $31 million (not including upfront payments) to LG Life Sciences (including milestone payments required by the amendments described below) upon achievement of additional regulatory approvals and sales thresholds and upon consummation of sublicensing agreements.

On March 31, 2005, we amended our license and option agreement with LG Life Sciences. As part of the amendment of the agreement, we made a one time, upfront payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

We further amended our agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries if we consummate sublicense agreements in such countries prior to dates specified in the amendment. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada as well as upon receipt of regulatory approval of FACTIVE in each of such countries.

Gross margins of FACTIVE sales in the U.S., after standard product costs and royalties but excluding amortization of intangible assets, are expected to be in the 70%-75% range for the first two years after launch and in the 65%-70% percent range thereafter. As a result of the March amendment to the LG agreement discussed above, gross margins may return to the 70%-75% range if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the sales effort.

Partnership With Pfizer, S.A. de C.V.: On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining regulatory approval for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all active pharmaceutical ingredient for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

Co-Promotion of TESTIM

On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the United States Auxilium’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the agreement, we have the exclusive right to promote TESTIM gel jointly with Auxilium to primary care physicians. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that we have met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and we do not elect to terminate the co-promotion agreement, the first extension period will end on December 31, 2008 and the second extension period will end on April 30, 2011.

Both organizations have established and continue to develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM gel in the U.S. primary care physician market. We are obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM gel under the co-promotion agreement. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including approval and sale of a generic form of TESTIM gel in the United States, in which case Auxilium is obligated to pay to us a specified percentage of the profits for product sales for the following two years. Also, we have been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient. The terms and conditions of such future agreement would be negotiated in good faith by the parties at the time the option is exercised.

PHARMACEUTICAL PRODUCTS AND PROGRAMS: Hospital-Based

Hospital-Acquired Infections

Clostridium difficile-Associated Disease (CDAD): CDAD, a serious form of colitis caused by toxins produced by the Gram-positive bacterium Clostridium difficile (C. difficile), is the most commonly recognized microbial cause of diarrhea, resulting from high rates of colonization in hospitalized patients and the frequent use of antimicrobials. About 3% of healthy adults and 16 - 35% of hospital patients are colonized with C. difficile either prior to or during admission. Because it is a spore-forming bacterium, C. difficile is readily spread from person to person, especially in the hospital and nursing home environment. Under certain conditions, such as extended antibiotic therapy and gastrointestinal surgery, C. difficile can colonize the gut and release toxins, leading to bowel inflammation and severe diarrhea. Severe cases can occur and involve the development of fulminant colitis (severe inflammation of the colon); such occurrences can be life threatening, especially in elderly or immunocompromised populations.

Over 400,000 patients are treated in U.S. hospitals each year for CDAD. CDAD is associated with an average increased length of stay in the hospital of 3.6 days and an average increase in hospital costs of over $3,600 per patient. It is estimated that the annual increase in hospital costs attributable to CDAD exceeds $1 billion.

Two studies recently published in The New England Journal of Medicine (December 2005) describe a new strain of C. difficile, one that produces 16 – 23 times more toxins in vitro than do other strains thus potentially contributing to its virulence. Particularly concerning about this new strain are the very high incidence and mortality rates. Data support the concept that this highly virulent strain is causing epidemic disease at certain locations and is associated with more frequent and more severe disease.

Current therapies for the treatment of CDAD include oral metronidazole and oral vancomycin. Both of these agents are associated with a 15-20% relapse rate. The use of oral vancomycin has been associated with the emergence of vancomycin-resistant organisms, including vancomycin-resistant enterococci (VRE). Resistance has also been reported for metronidazole.

Ramoplanin

In October 2001, we in-licensed U.S. and Canadian rights to Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron), a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full control of Ramoplanin manufacturing, development and commercialization. Ramoplanin is a novel glycolipodepsipeptide antibiotic produced by fermentation of the bacteria Actinoplanes, with activity against Gram-positive aerobic and anaerobic microorganisms. In preclinical studies, Ramoplanin has been shown to be bactericidal against most Gram-positive species, including methicillin-resistant staphylococci, VRE and C. difficile, including the recent epidemic strains. Ramoplanin inhibits the bacterial cell wall peptidoglycan biosynthesis with a mechanism different from that of vancomycin, teicoplanin or other cell wall-synthesis inhibitors. No evidence of cross-resistance between Ramoplanin and other glycopeptide antibiotics has been observed in vitro to date. Ramoplanin has a unique profile that may make it particularly well-suited for killing bacteria in the GI tract. As a result, we are studying the product candidate for the treatment of infections caused by C. difficile that occur in the GI tract.

Clinical Trials: In July of 2004, we completed our Phase II trial to assess the safety and efficacy of Ramoplanin in the treatment of CDAD. The open-label study enrolled 87 patients in 24 U.S. sites. The trial compared two doses of Ramoplanin (200 mg and 400 mg twice daily) to vancomycin (125 mg four times daily). Both agents were administered for ten days, during which data on Ramoplanin was collected to measure safety and efficacy. The primary endpoint of the study was response rate at the test-of-cure visit, 7-14 days post-therapy. For this trial, the response rates were 60% for Ramoplanin 200 mg, 71% for Ramoplanin 400 mg, and 78% for vancomycin 125 mg in the clinically evaluable population. While the study did not meet its primary endpoint, non-inferiority at the test-of-cure visit, the response rates for all three arms were comparable. A potentially more clinically relevant endpoint, response at the end of therapy, was also assessed. At the end of therapy, the response rates were 83% for Ramoplanin 200 mg, 85% for Ramoplanin 400 mg and 86% for vancomycin 125 mg.

We recently agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of the Phase III program that, if completed successfully, would support regulatory approval for the indication. According to the agreement reached with the FDA, the required clinical development program will be comprised of two pivotal Phase III trials. The two non-inferiority studies will enroll, in each trial, approximately 490 patients diagnosed with CDAD, from centers in the United States, Canada and other parts of the world. Each patient will be randomly assigned to one of two treatment arms, in a double-blind fashion: Ramoplanin 200 mg twice daily or vancomycin 125 mg four times daily for ten days. The primary endpoint will be the response rate at end of therapy. We are working to establish a long-term source of commercial supply of Ramoplanin prior to the commencement of the Phase III program.

Potential Competitive Advantages: We believe the potential competitive advantages of Ramoplanin are:

•	Ramoplanin belongs to a novel class of antibiotics and there have been no observed cases of bacterial resistance or cross-resistance with other antibiotics to date.

•	Ramoplanin is orally administered, but not absorbed into the bloodstream, so it concentrates and exerts its killing effects in the GI tract.

•	Its bactericidal effect may result in lower potential for bacteria to develop resistance.

•	Ramoplanin has a Gram-positive spectrum of activity and low potency against Gram-negative anaerobes that normally colonize the GI tract making it less likely that its use will result in the overgrowth of other opportunistic organisms or in the elimination of normal, healthy bacteria.

•	Along with its activity against C. difficile, Ramoplanin has demonstrated in vitro activity against methicillin-resistant Staphylococcus aureus (MRSA) and VRE. Both organisms are associated with causing serious infections.

Acquisition of Expanded Rights: We previously licensed our rights to Ramoplanin from Vicuron pursuant to a License Agreement which provided us with exclusive rights to develop and market oral Ramoplanin in the U.S. and Canada. On February 3, 2006, we entered into an agreement with Vicuron, a wholly owned subsidiary of Pfizer Inc., whereby we acquired worldwide rights and assumed full control of Ramoplanin manufacturing, development and commercialization. In exchange for the assignment of the rights under this acquisition agreement, we made a one-time, up-front payment to Pfizer and will make additional milestone payments for regulatory filings and approvals in various countries. We will also pay mid-single-digit to low double-digit royalties to Pfizer on net sales of Ramoplanin dependent upon the territory. Pursuant to the acquisition agreement, we assumed all responsibility for manufacture of Ramoplanin and are currently in discussions with potential third-party manufacturers for Ramoplanin in order to secure long term product supply.

Intravenous FACTIVE

An intravenous formulation of gemifloxacin has also been studied. We expect to complete additional formulation development prior to initiating a Phase I bioequivalence study. Pending successful outcomes, we believe a single Phase III study would be required before seeking marketing approval from the FDA.

PHARMACEUTICAL PRODUCTS AND PROGRAMS: Pre-clinical programs

In August 2002, we entered into a research and license agreement with Vernalis to co-develop inhibitors of peptide deformylase, or PDF, a novel iron-binding enzyme essential for bacterial growth but not involved in human cytoplasmic protein synthesis. We believe that PDF inhibitors represent an excellent opportunity for the development of novel mode of action antibiotics. Preclinical studies of our first-generation PDF inhibitor indicated that the compound may have potential for the treatment of hospitalized patients suffering from CAP. An intravenous formulation of this compound entered Phase I clinical trials in October 2002. The drug candidate was well tolerated and demonstrated good pharmacokinetic properties, but did not have an ideal spectrum of activity against common respiratory pathogens. The next step is to focus on the optimization of second- generation, orally-available PDF inhibitors with the potential to target the broader community-based antibiotic market. Several compounds have been identified with improved properties, including good activity against H. influenzae. Continued advancement of this program is contingent on securing a development partnership with another organization.

In the past, it was our business strategy to form strategic alliances with major pharmaceutical companies to discover, develop and commercialize products based on our gene discoveries. While we have shifted our focus away from forming alliances of this type and have discontinued our gene discovery activities, our existing pharmaceutical alliances still have the potential to deliver value in the future, including the rights to potential future milestone and royalty payments.

PATENTS AND PROPRIETARY TECHNOLOGY

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. To that end, our policy is to protect our proprietary technology primarily through patents. We currently own or license approximately 69 issued U.S. patents, approximately 81 pending U.S. patent applications, 156 issued foreign patents and approximately 193 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses and their targets, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

•	U.S. Patent No. 5,633,262 granted May 27, 1997, relating to quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,776,944 granted July 7, 1998, relating to 7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,869,670 granted February 9, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,962,468 granted October 5, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3 carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 6,340,689 granted January 22, 2002, relating to methods of using quinolone compounds against atypical upper respiratory pathogenic bacteria; licensed from LG Life Sciences; expiring September 14, 2019;

•	U.S. Patent No. 6,262,071 granted July 17, 2001, relating to methods of using antimicrobial compounds against pathogenic Mycoplasma bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphythyridine carboxylic acid derivative; licensed from LG Life Science; expiring March 20, 2018.

•	U.S. Patent No. 6,803,376 granted October 12, 2004, relating to methods of use of quinolone compounds against pneumococcal pathogenic bacteria; licensed from LG Life Science; expiring September 21, 2019.

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

The patents to Ramoplanin that we recently acquired from Vicuron include claims relating to methods of manufacturing Ramoplanin as well as methods increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Commission.

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

COMPETITION

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company, and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc., as well as generic equivalents of Zithromax;

•	Ketek® (telithromycin), a ketolide from Sanofi-Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline, as well as generic equivalents of this product.

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have gone or will be going off patent at dates ranging from 2003 to 2015. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, makers of generic drugs will likely begin to produce generic equivalents of some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and could reduce our profit margins.

The primary competition for TESTIM gel for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM gel and, according to NDC, has a much larger share of the testosterone gel market than TESTIM gel and also accounted for approximately 55% of total testosterone prescriptions for the twelve months ended December 31, 2005. TESTIM gel also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, testosterone gels are more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 10% of total testosterone prescriptions for the twelve months ended December 31, 2005. Other new treatments are being sought for TRT which may compete with TESTIM gel.

We are also aware that Watson Pharmaceuticals filed an abbreviated New Drug Application (ANDA) for generic ANDROGEL which was approved by the FDA on January 27, 2006. Par Pharmaceutical has also filed an ANDA with the FDA for generic ANDROGEL for which its partner, Paddock Laboratories, received tentative approval on November 1, 2004. Solvay Pharmaceuticals has filed patent infringement lawsuits against these two companies. The launch of Watson’s generic version of ANDROGEL, the final approval of the Par ANDA or the resolution of the ongoing patent infringement lawsuit in favor of Watson and/or Par would result in increased competition for TESTIM gel at lower prices.

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma, and metronidazole, a generic product—for treatment of this indication. We are also aware of at least eight companies with products in development for the treatment of CDAD. It is also possible that other companies are developing competitive products for this indication.

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

Competition with respect to our product and product candidates is and will be based on, among other things:

•	our sales and marketing expertise,

•	our clinical trial results and post marketing experience,

•	our ability to obtain regulatory approvals for our product candidates in a cost-efficient and timely manner and subsequently remain in regulatory compliance,

•	our ability to attract and retain qualified personnel,

•	our ability to obtain patent protection and defend our patent challenges,

•	our ability to in-license product candidates for clinical development,

•	our ability to gain access to new products via co-promotion agreements or product acquisitions,

•	our ability to secure sufficient capital resources to fund our research, clinical development and sales and marketing operations, and

•	our ability and our partners’ ability to develop and commercialize therapeutic, vaccine and diagnostic products based upon our legacy genomics discoveries.

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

GOVERNMENT REGULATION

Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product candidates that we develop or commercialize. The extent to which such regulation may apply to us and our licensees will vary depending on the nature of the product. Virtually all of our pharmaceutical products, including expanded uses of our pharmaceutical products, will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA in the United States and similar health authorities in foreign countries subject human therapeutic and vaccine products to rigorous preclinical and clinical testing and other approval procedures. Various U.S. federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of human therapeutic and vaccine products. Obtaining these approvals and complying with appropriate federal and foreign statutes and regulations requires a substantial amount of time and financial resources.

The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. Our lead product, FACTIVE tablets, has FDA marketing approval for the treatment of community-acquired pneumonia of mild-to-moderate severity and acute bacterial exacerbations of chronic bronchitis. Our most advanced product candidate, Ramoplanin, currently being studied for the treatment of Clostridium difficile-associated disease, will be regulated by the Center for Drug Evaluation and Research (CDER).

TESTIM gel contains testosterone which is listed by the U.S. Drug Enforcement Agency, or DEA, as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. Auxilium must register annually with the DEA to manufacture, distribute, dispense, import, export, and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration.

Products on the market are subject to continual review by the FDA. Therefore, subsequent discovery of previously unknown problems, or failure to comply with the applicable regulatory requirements may result in restricted marketing or withdrawal of the product from the market and possible civil or criminal sanctions.

As a post-marketing study commitment, the FDA required a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study includes patients of different ethnicities, to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and laboratory measures of safety. This Phase IV trial, with the approval from the FDA, was initiated in the second half of 2004. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish interim reports to the FDA annually on the number of prescriptions issued, including refills, and the diagnoses for which the prescriptions are dispensed. The results of the Phase IV trial and the utilization study that we are required to provide to the FDA, as well as other safety information arising out of post-marketing safety surveillance, could restrict our ability to commercialize FACTIVE tablets.

Manufacturing facilities that produce drugs, biologics or medical devices are also subject to extensive regulation both by the FDA and foreign regulatory authorities. These regulations require, among other things, that our facilities and the facilities of third parties, such as LG Life Sciences and Patheon Pharmaceuticals Inc. (our third party finished-product manufacturer for FACTIVE tablets), that produce products for us, be registered with the FDA, comply with current Good Manufacturing Practices and pass periodic inspections by the FDA. Facilities in foreign countries may be subject to inspection by the FDA, local regulators or both. Current Good Manufacturing Practices, or cGMP, require extensive recordkeeping, quality control, documentation and auditing to ensure that products meet applicable specifications. Failure to comply with these requirements can result in warning letters, requirements of remedial action, and, in the case of more serious failures, suspension of manufacturing, seizure or recall of product and fines and penalties. Compliance with these requirements can be time consuming, costly and can result in delays in product approval or product sales.

SALES AND MARKETING

We have rights to market FACTIVE tablets in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City, and co-promote Auxilium’s testosterone product, TESTIM gel, to primary care physicians in the U.S.

We are selling FACTIVE and promoting TESTIM gel through our own sales and marketing organization in the U.S. Our sales representatives focus on high-prescribing primary care physicians and opinion leaders who represent approximately 40% of the total respiratory tract infection prescription universe. We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives and, as of December 31, 2005, had an approximately 250 person sales force. Additionally, we currently supplement the Oscient sales force with approximately 50 contract sales representatives, hired by Innovex Inc., the contract sales arm of Quintiles Transnational Corp. These additional sales representatives provide double coverage in 50 high potential territories to grow the FACTIVE physician prescribing base. We have also built a team of professionals with experience in medical education, insurance and government reimbursement, medical affairs, marketing, advertising and scientific communications.

On February 6, 2006, we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer, S.A. de C.V. (Pfizer Mexico), and Pfizer Mexico is responsible for obtaining regulatory approval for FACTIVE in Mexico. Pfizer Mexico is the largest pharmaceutical company in Mexico, employing 2,270 employees, including 1,000 sales representatives specializing in six therapeutic areas.

We believe that the commercial success of FACTIVE tablets in territories outside of the U.S. will require the additional resources that a pharmaceutical marketing partner would provide. We anticipate that we will rely upon future partners in our licensed territories in Europe and Canada to facilitate the filing of required regulatory submissions, to assist with necessary reimbursement discussions and to help us market and sell the product in those territories.

MANUFACTURING

Under the terms of our agreement with LG Life Sciences, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for FACTIVE bulk drug. LG Life Sciences is expected to supply the FACTIVE bulk drug substance from its manufacturing facility in South Korea. Patheon Pharmaceuticals Inc. currently provides the manufacture of finished products of FACTIVE sold in the U.S. With respect to our sublicense of commercialization rights in Mexico to Pfizer, S.A. de C.V. (Pfizer Mexico), Pfizer Mexico must purchase all of its anticipated commercial requirements for FACTIVE bulk drug from us, but has the option to receive finished FACTIVE product from us or to fill and finish the final tableted FACTIVE product at its manufacturing facilities in Mexico.

The co-promotion agreement for TESTIM gel provides that Auxilium is responsible for the manufacture and distribution of TESTIM gel. TESTIM gel is currently manufactured for Auxilium by DPT Laboratories. Auxilium’s contract with DPT Laboratories to manufacture TESTIM gel expires on December 31, 2010. Although Auxilium is currently in the process of qualifying a back-up supplier to manufacture TESTIM gel, there is currently no alternative manufacturer of TESTIM gel. Auxilium also relies on third party suppliers for their supply of testosterone and pentadecalactone, or CPD, two key ingredients of TESTIM gel. Testosterone is available to Auxilium from only two sources. Auxilium relies exclusively on one outside source for their supply of CPD. Auxilium does not have any agreements with these suppliers regarding these key ingredients.

Pursuant to our recent acquisition of worldwide rights to Ramoplanin, we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of the product. We are currently in discussions with a long term supplier for the Ramoplanin active pharmaceutical ingredient for our clinical trial program and future commercialization. We also plan to use a contract manufacturer to produce the final dosage to support such activities

HUMAN RESOURCES

As of December 31, 2005, we had 329 full-time equivalent employees. Forty eight of our employees held advanced degrees including: M.D.s, Ph.D.s, MBAs, Juris Doctors, PharmD.s or other Masters degrees. In addition, we had 50 sales representatives in a contract sales force, employed by Innovex, the contract sales arm of Quintiles Transnational Corp. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

OUR EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Position

Steven M. Rauscher	52	Chief Executive Officer, President and Director

Stephen Cohen	59	Senior Vice President & Chief Financial Officer

Dominick Colangelo	42	Executive Vice President, Corporate Development & Operations

David K. Stone	49	Chairman of the Board and Director

Luke B. Evnin	42	Director

Robert J. Hennessey	64	Director

Pamela J. Kirby	52	Director

Gary Patou	47	Director

William S. Reardon	59	Director

Norbert G. Riedel	48	Director

David B. Singer	43	Director

John E. Voris	58	Director

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

Item 1A. Risk Factors

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:

RISKS RELATED TO OUR BUSINESS

We have a history of significant operating losses and expect these losses to continue in the future.

We have experienced significant operating losses each year since our inception and expect these losses to continue for the foreseeable future. We had a net loss of approximately $88,593,000 for the fiscal year ended December 31, 2005 and had an accumulated deficit of approximately $337,428,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials, from sales and marketing, and from general and administrative costs associated with our operations and product sales of FACTIVE tablets. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE, co-promotion revenues based on the sale of TESTIM gel, collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue and potentially increase as we continue significant levels of expenditures, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and continue the co-promotion of TESTIM gel and in research and development in connection with clinical trials and formulation activities to support the existing labeling of FACTIVE tablets, the expansion of FACTIVE labeling claims and the development of Ramoplanin. In addition, our partners’ product development efforts which utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

Our business will be very dependent on the commercial success of FACTIVE and TESTIM.

FACTIVE tablets and TESTIM gel are currently our only commercial products and we expect that they will likely account for substantially all of our product revenues for at least the next several years.

FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. TESTIM gel has been approved by the FDA for the treatment of male hypogonadism. The commercial success of FACTIVE and TESTIM will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other products used, or currently being developed, to treat CAP and AECB, in the case of FACTIVE tablets, or male hypogonadism, in the case of TESTIM gel. The commercial success of TESTIM gel is also dependent, in part, on the marketing and detailing efforts of Auxilium, which efforts are beyond our control. If FACTIVE and TESTIM are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

We will likely need to raise additional funds in the future.

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans through the end of 2006. We will likely raise additional capital in the future to fund our operations, in particular, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreement with customers or vendors. In order to facilitate the raising of additional funds, we have filed a shelf registration statement that allows us to sell up to $100,000,000 of our common stock. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets are our first FDA approved product. To date, we still have limited marketing and sales experience. The launch of FACTIVE occurred in September of 2004 and the co-promotion of TESTIM gel began in May 2005. The continued development of these marketing and sales capabilities, including the expansion of our sales force, will require significant expenditures, management resources and time. Further, as part of this development, we may seek to establish a co-promotion partnership in the future to expand FACTIVE commercialization in the U.S. or in our other licensed territories and/or acquire additional products for our expanded sales force. However, there is no assurance that we will be able to enter into a co-promotion agreement or acquire new products on favorable terms or at all. Failure to successfully establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner or to find suitable sales and marketing partners may adversely affect our business and results of operations.

Our product and product candidates will face significant competition in the marketplace.

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company, and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc., as well as generic equivalents of Zithromax;

•	Ketek® (telithromycin), a ketolide from Sanofi-Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline, as well as generic equivalents of this product.

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have gone or will be going off patent at dates ranging from 2003 to 2015. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

The primary competition for TESTIM gel for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM and, according to NDC, has a much larger share of the testosterone gel market than TESTIM gel and also accounted for approximately 55% of total testosterone prescriptions for the year ended December 31, 2005. TESTIM gel also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, testosterone gels are more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 10% of total testosterone prescriptions for the year ended December 31, 2005. Other new treatments are being sought for TRT which may compete with TESTIM gel.

We are also aware that Watson Pharmaceuticals filed an abbreviated New Drug Application (ANDA) for generic ANDROGEL which was approved by the FDA on January 27, 2006. Par Pharmaceutical has also filed an ANDA with the FDA for generic ANDROGEL for which its partner, Paddock Laboratories, received tentative approval on November 1, 2004. Solvay Pharmaceuticals has filed patent infringement lawsuits against these two companies. The launch of Watson’s generic version of ANDROGEL, the final approval of the Par ANDA or the resolution of the ongoing patent infringement lawsuit in favor of Watson and/or Par would result in increased competition for TESTIM gel at lower prices.

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma, and metronidazole, a generic product—for treatment of this indication. We are also aware of at least eight companies with products in development for the treatment of CDAD. It is also possible that other companies are developing competitive products for this indication.

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

Many of our competitors will have substantially greater capital resources, facilities and human resources than us. Furthermore, many of those competitors are more experienced than us in drug discovery, clinical development and commercialization, and in obtaining regulatory approvals. As a result, those competitors may discover, develop and commercialize pharmaceutical products or services before us. In addition, our competitors may discover, develop and commercialize products or services that are more effective than, or otherwise render non-competitive or obsolete, the products or services that we or our collaborators are seeking to develop and commercialize. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit our rights or the ability of our collaborators to develop or commercialize pharmaceutical products or services.

We cannot expand the indications for which we will market FACTIVE unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for FACTIVE.

In April 2003, FACTIVE tablets were approved by the FDA for the seven-day treatment of community-acquired pneumonia of mild to moderate severity (CAP) and the five-day treatment of acute bacterial exacerbations of chronic bronchitis (AECB). The original owner of rights to FACTIVE in the U.S. submitted a New Drug Application for FACTIVE for the treatment of several indications, including ABS, and received a non-approvable letter in December 2000. In November of 2005, we submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval for the use of FACTIVE for the five-day treatment of ABS and the five-day treatment of CAP. On January 19, 2006, the FDA accepted for filing our sNDA for five-day CAP but refused to accept the sNDA filing for ABS. In its refusal to accept the sNDA filing for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. Although we continue our discussions with the FDA regarding the ABS indication, we cannot guarantee the timing to address the FDA’s concerns or whether the ABS indication will ever be approved. The FDA has granted a standard ten-month review period for the five-day CAP sNDA. We cannot be certain whether additional data will be required, if we will be required to conduct additional clinical trials or if the five-day CAP sNDA will ultimately be approved. In order to market FACTIVE for other indications, we may need to conduct additional clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. If we are unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

Seasonal fluctuations in demand for FACTIVE may cause our operating results to vary significantly from quarter to quarter.

We expect demand for FACTIVE to be higher between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. As a result, we expect our sales of FACTIVE to be higher during this season. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

We as well as our partners are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development and manufacturing and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe, Mexico and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of FACTIVE, TESTIM, Ramoplanin and our other product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The U.S. government agencies include, but are not limited to, the FDA, the Office of Inspector General and the Department of Justice. Our corporate compliance program cannot ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or a failure to prevail in litigation related to noncompliance could harm our business.

The FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

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

TESTIM gel contains testosterone which is listed by the U.S. Drug Enforcement Agency, or DEA, as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. Auxilium must register annually with the DEA to manufacture, distribute, dispense, import, export, and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration.

In addition, products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the marketing of TESTIM gel. Such delays, restrictions or expenses could harm our business.

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

TESTIM gel is a testosterone replacement therapy, or TRT, approved for the treatment of hypogonadism, a disorder that affects approximately 20% of the U.S. male population over age 50. However, only about 5% of hypogonadal men currently receive TRT to treat their condition. Significant effort may be necessary to educate physicians, particularly primary care physicians, regarding the benefits of TRT for hypogonadal men. If TRT does not gain wider acceptance among physicians for the treatment of hypogonadism, the growth of TESTIM sales could be adversely affected.

We will depend on third parties to manufacture and distribute our products and product candidates, including FACTIVE tablets, TESTIM and Ramoplanin.

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures bulk quantities of the active pharmaceutical ingredient of FACTIVE, and we use Patheon to produce the finished FACTIVE tablets. The co-promotion agreement for TESTIM gel provides that Auxilium is responsible for the manufacture and distribution of TESTIM gel. TESTIM gel is currently manufactured for Auxilium by DPT Laboratories. Although the LG Life Sciences and DPT Laboratories facilities have previously been inspected by the FDA, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of our products.

Auxilium’s contract with DPT Laboratories to manufacture TESTIM gel expires on December 31, 2010. Although Auxilium is currently in the process of qualifying a back-up supplier to manufacture TESTIM gel, there is currently no alternative manufacturer of TESTIM gel. If there is significant delay in qualifying this back-up supplier, there could be future supply shortages of TESTIM gel. Auxilium also relies on third party suppliers for their supply of testosterone and pentadecalactone, or CPD, two key ingredients of TESTIM gel. Testosterone is available to Auxilium from only two sources. Auxilium relies exclusively on one outside source for their supply of CPD. Auxilium does not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if Auxilium is unable to procure testosterone on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. In addition, if Auxilium’s third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to Auxilium on commercially favorable terms, Auxilium may be unable to continue to produce TESTIM on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce the gross margins on sales of TESTIM gel.

Pursuant to our recent acquisition from Vicuron of worldwide rights to Ramoplanin, we assumed all responsibility for manufacture of Ramoplanin and are currently in discussions with potential third-party manufacturers for Ramoplanin in order to secure long term product supply. If there is a significant delay in securing a qualified supplier on commercially favorable terms or a delay in the technology transfer from Vicuron, we could experience a supply shortage of Ramoplanin bulk drug, affecting our ability to complete the anticipated Phase III clinical program and/or begin commercialization of Ramoplanin.

We cannot be certain that LG Life Sciences, DPT Laboratories, Patheon or future manufacturers will be able to deliver commercial quantities of product or that such deliveries will be made on a timely basis. The only source of supply for FACTIVE bulk drug substance is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets. DPT Laboratories is currently the only qualified manufacturer of TESTIM gel. If these facilities are damaged or otherwise unavailable, we could incur substantial costs and delay in the commercialization of our products. Depending upon our discussions regarding a long term source supplier for Ramoplanin or other product candidates, we could also incur substantial costs and delays in the further commercialization of such products. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets. We have an exclusive arrangement with Integrated Commercial Solutions, Inc. (ICS) to perform such supply chain manufacturing services for a three-year period. Under our agreement with Auxilium, Auxilium provides all supply chain services for TESTIM gel.

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

Wholesalers, pharmacies and hospitals may not maintain adequate distribution for our products.

We sell FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE to these wholesalers, and they do not determine FACTIVE prescription demand. However, approximately 81% of our product shipments during 2005 were to only two wholesalers. Our ability to commercialize FACTIVE tablets will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE tablets, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets, the commercialization of FACTIVE and our anticipated revenues and results of operations could be adversely affected.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties who we rely on to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We will not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, we recently entered into a sublicense arrangement with Pfizer, S.A. de C.V. (Pfizer Mexico), whereby Pfizer Mexico will commercialize FACTIVE tablets in Mexico in exchange for which Pfizer Mexico will make to Oscient an up-front payment, and pay milestones upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004. The Phase III program will be ready for initiation subject to planning and implementing a clinical trial development plan with our third-party contractor and securing additional batches of the Ramoplanin drug substance from a long term bulk drug supplier. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. We may not be able to complete future trials or make the filings within the timeframes we currently expect. If we are delayed in completing the trials or making the filings, our business may be adversely affected.

We are currently conducting a Phase IV post-approval clinical trial relating to FACTIVE tablets in compliance with FDA requirements pursuant to the product’s approval. Further, depending upon our discussions with the FDA regarding the ABS indication, we may need to conduct additional trials. Such trials would entail significant time and expense and the FDA has indicated doubt as to the likelihood of their success. Additionally, clinical trials may be necessary to gain approval to market the product for the treatment of other indications.

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

New product candidates acquired or in-licensed by us may require additional research and development efforts prior to commercial sale, including extensive preclinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, effective or approved by regulatory authorities. In addition, it is uncertain whether any approved products that we develop or acquire will be:

•	manufactured or produced economically;

•	successfully commercialized; or

•	widely accepted in the marketplace.

Results related to post-marketing studies could restrict our ability to commercialize FACTIVE tablets.

In December 2000, the FDA issued a non-approvable letter to the prior owner of rights to FACTIVE due, in part, to safety concerns arising out of an increased rate of rash relative to comparator drugs, especially in young women. While the FDA did approve FACTIVE tablets for marketing in April 2003, it required, as a post-marketing study commitment, that we conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with CAP or AECB. This study includes patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program, specifically as it relates to rash. Patients will be evaluated for clinical and laboratory measures of safety. This Phase IV trial, with the approval from the FDA, was initiated in the second half of 2004. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish interim reports to the FDA annually on the number of prescriptions issued, including refills, and the diagnoses for which the prescriptions are dispensed. The results of the Phase IV trial and the utilization study that we are required to provide to the FDA, as well as other safety information arising out of post-marketing safety surveillance, could restrict our ability to commercialize FACTIVE tablets.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 69 issued U.S. patents, approximately 81 pending U.S. patent applications, 156 issued foreign patents and approximately 193 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses, their targets, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

•	U.S. Patent No. 5,633,262 granted May 27, 1997, relating to quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,776,944 granted July 7, 1998, relating to 7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,869,670 granted February 9, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,962,468 granted October 5, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3 carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 6,340,689 granted January 22, 2002, relating to methods of using quinolone compounds against atypical upper respiratory pathogenic bacteria; licensed from LG Life Sciences; expiring September 14, 2019;

•	U.S. Patent No. 6,262,071 granted July 17, 2001, relating to methods of using antimicrobial compounds against pathogenic Mycoplasma bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphythyridine carboxylic acid derivative; licensed from LG Life Science; expiring March 20, 2018.

•	U.S. Patent No. 6,803,376 granted October 12, 2004, relating to methods of use of quinolone compounds against pneumococcal pathogenic bacteria; licensed from LG Life Science; expiring September 21, 2019.

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

The patents to Ramoplanin, which we recently acquired from Pfizer Inc., include claims relating to methods of manufacturing Ramoplanin as well as methods increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity under the Hatch-Waxman Act in the U.S. and the ten years of market exclusively in Europe available through the European Commission.

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

Currently, TESTIM gel is not covered by composition of matter patents. Testosterone, the active ingredient in TESTIM gel, is off-patent and is included in competing testosterone replacement therapy products. The U.S. patent that Auxilium licenses from Bentley Pharmaceuticals relates to a key component of the formulation of TESTIM gel and expires in June 2008. Bentley has filed a new patent application relating to the formulation in the U.S. which, if issued, could provide additional patent protection for TESTIM gel. Moreover, patent prosecution, maintenance and enforcement of the Bentley patent portfolio as it relates to TESTIM gel is controlled by Auxilium. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our internally developed intellectual property or intellectual property which we directly license. Without additional patent protection, generic competition of TESTIM gel could adversely affect our sales. Furthermore, Auxilium’s failure to perform under its license arrangement with Bentley could result in the termination of the license and our ability to market TESTIM gel.

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

We will bear substantial responsibilities under our license agreement for FACTIVE, our co-promotion agreement for TESTIM and our sublicense agreement to Pfizer, S.A. de C.V., and there can be no assurance that we will successfully fulfill our responsibilities.

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

Further, we recently entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under the sublicense agreement but can make no assurances to that we will be able to remain in compliance with such responsibilities.

Auxilium

On April 11, 2005, we entered into an agreement with Auxilium granting us the exclusive right to co-promote TESTIM gel to primary care physicians in the U.S. Under this agreement we are obligated to share TESTIM promotional expenses to this audience equally with Auxilium. The agreement also requires minimum levels of annual physician detailing which, if not met, would allow Auxilium to terminate the agreement. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that certain milestones related to physician detailing, market share and gross sales have been met by us for each extension period. We believe that we are currently in compliance with our obligations under the Auxilium agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement.

We will depend on key personnel in a highly competitive market for skilled personnel.

We will be highly dependent on the principal members of our senior management and key scientific and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following senior officers: Steven M. Rauscher, President and Chief Executive Officer; Stephen Cohen, Senior Vice President and Chief Financial Officer; and Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations. The term of each employment agreement continues until it is terminated by the officer or us.

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

We rely heavily on stock options to compensate existing employees and attract new employees. As a result of new accounting rules implemented by the Financial Accounting Standards Board, as of January 1, 2006, we were required to record expense for the fair value of stock options and purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

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

We recently entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. We intend to further market FACTIVE through distribution partners in most, if not all, of the other international markets for which we have a license to market the product. This will include the European Union and Canada. We may not be able to secure distribution partners at all, or those that we do secure, including our relationship with Pfizer Mexico, may not be successful in obtaining regulatory approval for, marketing and distributing FACTIVE. If we are not able to secure distribution partners or those partners are unsuccessful in their efforts, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

Further, in order to market FACTIVE in the European Union, Mexico and other foreign jurisdictions for which we have rights to market the product, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. For instance, our predecessor’s original regulatory filing in the UK was rejected. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

We have a substantial level of debt. As of December 31, 2005, we had approximately $178,403,000 indebtedness outstanding (including accrued interest and excluding trade payables and accrued liabilities). The level of our indebtedness, among other things, could:

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

We will rely upon alliance partners from our previous genomics-based research and alliance business as a means of developing and commercializing related products.

Our strategy for developing and commercializing therapeutic, vaccine and diagnostic products from our previous genomics-based research and alliance business depends, in part, on strategic alliances and licensing arrangements with pharmaceutical and biotechnology partners. We currently have alliances with bioMerieux, Schering-Plough and Wyeth. Prior to 2004, we received a majority of our revenue from these alliances. However, our research obligations under our strategic alliances have been fulfilled. As a result, any substantial additional revenues under these alliances will consist of milestone payments based on the achievement by the alliance partner of development milestones or royalties based on the sale of products arising from the alliance. The achievement of any of the development milestones and successful development of any products under these alliances are dependent on the alliance partners’ activities and are beyond our control. We cannot assure you that any milestones will be attained, that any products will be successfully developed by the alliance partners or that we will receive any substantial additional revenues under these alliances.

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

Our ability to commercialize FACTIVE tablets, TESTIM gel, Ramoplanin and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payers, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payers. We cannot assure you that third-party payers will pay for such products or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. If adequate coverage and reimbursement levels are not provided by government and private payers for use of our products, our products may fail to achieve market acceptance and our results of operations may be materially adversely affected. In addition, in December 2003 President Bush signed into law new Medicare prescription drug coverage legislation. While we cannot yet predict the impact the new legislation could have on our ability to commercialize FACTIVE tablets, TESTIM gel, Ramoplanin and any future products, the new legislation could adversely affect our anticipated revenues and results of operations, possibly materially.

Many health maintenance organizations and other third-party payers use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payer that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot assure you that FACTIVE tablets, TESTIM gel, Ramoplanin or any of our future products will be added to payers’ formularies, whether our products will have preferred status to alternative therapies, nor whether the formulary decisions will be conducted in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payers, which could result in our receiving lower or discounted prices for our products.

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

Over the two-year period ending December 31, 2005 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $7.01 to a low of $1.60. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1000 Winter Street, Suite 2200, Waltham, Massachusetts. We lease approximately 36,000 square feet of space at our Winter Street facility and our lease expires on March 31, 2012. We lease approximately 81,000 square feet of space at our former executive offices located at 100 Beaver Street, Waltham, Massachusetts, and our lease expires on November 15, 2006. During 2005, we incurred aggregate rental costs, excluding maintenance and utilities, for our Waltham facilities of approximately $1,774,000. We have subleased approximately 47,000 square feet at our former Beaver Street facility as of December 31, 2005. In 2005, we received approximately $1,759,000 in sublease income.

We also maintain a west coast lease obligation at 7300 Shoreline Court, South San Francisco, California, for approximately 68,000 square feet of laboratory and administrative space. The remaining average yearly base rent for the west coast facility is approximately $4,076,000. The lease for this facility expires on February 28, 2011 and we have sub-leased to third parties approximately 61,300 square feet of the facility through April 30, 2007. In 2005, we received approximately $1,813,000 in sublease income from the west coast subleases.

Item 3. Legal Proceedings

From time to time we are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

We believe that we have obtained adequate insurance or, where appropriate, have established adequate reserves in connection with these legal proceedings.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq National Market System (ticker symbol “OSCI”). The table below sets forth the range of high and low sale prices for each fiscal quarter during 2004 and 2005 as reported by the National Association of Securities Dealers Quotation System.

	2005		2004
	High	Low	High	Low
First Quarter	$3.82	$2.05	$7.18	$3.05
Second Quarter	2.90	1.61	6.85	4.36
Third Quarter	3.04	1.96	5.29	3.25
Fourth Quarter	2.45	1.53	3.92	2.71

As of February 28, 2006, there were approximately 1,148 shareholders of record of our common stock.

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, our capital requirements and general business conditions.

In the third quarter of 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell up to $100,000,000 of our common stock in one or more separate offerings in amounts, at prices and on terms to be determined at the time of such offer or offerings.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,861,971	$4.06	1,950,257

Recent Sales of Unregistered Securities

None.

Company Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2005.

Item 6. Selected Consolidated Financial Data

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share (in thousands, except per share data).

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Product sales	$20,458	$4,067	$—	$—	$—
Co-promotion	2,954	—	—	—	—
Biopharmaceutical	197	2,546	7,009	7,716	18,438

Total revenues (1)	23,609	6,613	7,009	7,716	18,438
Costs of product sales and operating expenses	112,281	97,229	39,943	41,460	32,825

Loss from operations	(88,672)	(90,616)	(32,934)	(33,744)	(14,387)
Income (loss) from discontinued operations	35	208	(401)	(157)	1,150
Net loss	$(88,593)	$(93,271)	$(29,789)	$(34,017)	$(10,090)

Net loss per common share basic and diluted	(1.16)	(1.33)	(1.13)	(1.48)	(0.45)

Weighted average basic and diluted common shares outstanding	76,549	70,350	26,290	22,921	22,572

(1)	Does not include revenue from discontinued operations related to our genomics business.

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents, restricted cash, and long and short-term marketable securities	$80,044	$176,628	$28,665	$50,866	$67,341
Working capital	77,750	156,021	18,897	36,511	44,156
Total assets	241,095	340,560	40,516	65,845	82,740
Long-term liabilities	191,289	193,397	292	15,654	2,061
Shareholders’ equity	28,101	114,400	29,940	35,417	66,732

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE® and TESTIM®, our discount and rebate programs for FACTIVE, gross margin in future periods, our ability to obtain approval from the FDA for a five-day course of therapy for CAP, our discussions with the FDA regarding its rejection of our ABS filing, our ability to secure a long term source of bulk drug supply for Ramoplanin as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are included under the heading “Risk Factors” in this Form 10-K. We encourage you to read these risks carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

OVERVIEW

We are a commercial-stage biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We currently promote two products in the U.S. pharmaceutical market. Our lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The commercial sale of FACTIVE began in September 2004 and FACTIVE is currently promoted nationally by a sales team comprised of approximately 300 representatives. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Additionally, we are developing a novel antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease.

On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc., a privately-held pharmaceutical company based in South San Francisco, California. The merger was accounted for as a purchase by us under accounting principles generally accepted in the United States.

We have incurred significant operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $337,428,000. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts, preclinical testing and clinical trials.

FACTIVE

Our lead product is FACTIVE tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The product was approved for sale in the United States in April 2003 for such indications.

In October 2002, Genesoft, now a subsidiary of ours, entered into a license and option agreement with LG Life Sciences to develop and commercialize gemifloxacin, a novel flouroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. This agreement was subsequently assigned to us. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018.

We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives and, as of December 2005, had an approximately 250 person sales force. Additionally, in October 2005, we supplemented the Oscient sales force with approximately 50 contract sales representatives, hired by Innovex, the contract sales arm of Quintiles Transnational Corp. These additional sales representatives provide double coverage in 50 high potential territories to grow the FACTIVE physician prescribing base.

We are also seeking to expand the commercial opportunities for FACTIVE through additional development and clinical study plans for the product. We have completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. The FDA has recently accepted for filing our supplemental sNDA seeking marketing approval for the use of FACTIVE for the five-day treatment of CAP. The FDA granted a standard ten-month review period for the five-day CAP sNDA and is expected to act on the filing by the end of September 2006. The acceptance of the CAP sNDA filing does not assure approval.

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed; however, the FDA has refused to accept the sNDA filing for the five-day treatment of ABS. In its refusal to accept the sNDA filing for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. Although we intend to continue our discussions with the FDA regarding the ABS indication, we cannot guarantee that the ABS indication will ever be approved by the FDA.

In addition, we plan to develop an intravenous formulation of gemifloxacin. Due to the risks and uncertainties inherent in clinical trials, we cannot predict if final results related to these efforts will be successful or when material cash flows from these programs will commence.

Co-Promotion of TESTIM

On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the United States Auxilium’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the agreement, we have the exclusive right to promote TESTIM gel jointly with Auxilium to primary care physicians. The initial term of the agreement ends on April 30, 2007. We may extend the agreement for two consecutive two-year periods provided that we have met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and we do not elect to terminate the co-promotion agreement, the first extension period will end on December 31, 2008 and the second extension period will end on April 30, 2011.

Both organizations have established and continue to develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM gel in the U.S. primary care physician market. We are obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM gel under the co-promotion agreement. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including approval and sale of a generic form of TESTIM gel in the United States, in which case Auxilium is obligated to pay to us a specified percentage of the profits for product sales for the following two years. Also, we have been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient. The terms and conditions of such future agreement would be negotiated in good faith by the parties at the time the option is exercised.

Ramoplanin

We are developing a novel investigational antibiotic candidate, Ramoplanin, which is currently in development for the treatment of Clostridium difficile-associated disease, or CDAD. In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron), now a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full control of Ramoplanin manufacturing, development and commercialization.

We recently agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of the Phase III program that, if completed successfully, would support regulatory approval for the indication. According to the agreement reached with the FDA, the required clinical development program will be comprised of two pivotal Phase III trials. The two non-inferiority studies will enroll, in each trial, approximately 490 patients diagnosed with CDAD, from centers in the United States, Canada and other parts of the world. Each patient will be randomly assigned to one of two treatment arms, in a double-blind fashion: Ramoplanin 200 mg twice daily or vancomycin 125 mg four times daily for ten days. The primary endpoint will be the response rate at end of therapy. Once we finalize planning and implementing a clinical trial development plan with our third-party contractor and secure a long-term source supplier, we would be ready to initiate the Phase III program.

Other Alliances and Research Programs

Genomic Alliances and Services

Previously, we received payments from our product discovery alliances based on license fees, contract research and milestone payments during the term of our alliances. Our alliances could result in the discovery and commercialization of novel pharmaceutical, vaccine and diagnostic products. In order for a product to be commercialized based on our research, it will be necessary for our alliance partners to conduct preclinical tests and clinical trials, obtain regulatory clearances, manufacture, sell and distribute the product. Accordingly, we do not expect to receive significant milestone payments and royalties based upon product revenues for many years, if at all. We expect the majority of our revenue in the future to be derived from the sale of current and future products.

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

As a result of the acquisition of Agencourt by Beckman Coulter, we received (i) a payment of approximately $2,245,000 during the quarter ended June 30, 2005, in exchange for the shares of Agencourt we held, (ii) a payment of approximately $143,000 during the quarter ended September 30, 2005 due to a post-closing merger adjustment, and (iii) the right to receive additional consideration if certain milestones are achieved by Agencourt over the next three years.

Internally Funded Early-Stage Target Research Program

As part of our strategic decision to concentrate on development and commercialization of our pharmaceutical products, we adopted a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this plan, we eliminated 44 full-time positions and paid out $609,000 related to severance costs against the restructuring liability in 2004. This charge includes associated severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations.

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

As a combined category, these research efforts represented 0% and 9% of total research and development expenses for the fiscal years ended December 31, 2005 and 2004, respectively.

MAJOR RESEARCH AND DEVELOPMENT PROJECTS

Research and development expenditures totaled approximately $14,432,000, $29,557,000 and $22,314,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

FACTIVE (gemifloxacin mesylate) Tablets

Expenses for ongoing clinical trials and other development activities for the FACTIVE product totaled approximately $13,042,000 in 2005.

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that we conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study will include patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. Patient enrollment for this Phase IV trial, with approval from the FDA, commenced patient enrollment during the fall of 2004 and is scheduled to be completed within three to four years. Although we cannot predict with certainty the costs necessary to complete this study, we currently estimate it will cost between $7-8 million of additional spending to complete the study.

Additionally, in April of 2005, we completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate community-acquired pneumonia. Based on the results of this study, in October 2005 we submitted a supplemental New Drug Application with the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. In January 2006, the FDA accepted our submission for filing. We expect the FDA to act on our application by the end of September 2006. There is no assurance that the FDA will approve our application.

Ramoplanin

Clinical trials and other development activities for Ramoplanin constituted our most significant research and development projects in 2003 and 2004, but were only a small part of expenditures in 2005. During 2005, we focused on reaching agreement with the FDA for a Phase III program pursuant to a Special Protocol Assessment

(SPA). We are in the process of finalizing plans for the required clinical trials. Once our initial planning is complete, the development of Ramoplanin, including cost and timing, will remain subject to numerous factors beyond our control, such as identifying centers and physicians to conduct the clinical trials, the pace of enrollment in clinical trials, possible regulatory delays of clinical trials and the strength of the data produced by a given trial. As a results of these factors, we are unable to determine the estimated completion date or the estimated cost to complete the Ramoplanin trial.

Internally Funded Research Program

As part of our strategic decision to concentrate on development and commercialization of our own products, we initiated a plan in 2003 to substantially reduce our research effort in internally funded early-stage target discovery programs. Under this 2003 plan, we eliminated 44 full-time positions and paid out $609,000 related to severance costs against the restructuring liability in 2004. This charge includes associated severance costs, outplacement services and a non-cash charge for the acceleration of vesting of previously granted stock options, as well as impairment charges related to the value of laboratory and computer equipment no longer used in operations. The costs for internally funded research in 2005 were minimal in comparison to our total expenditures.

With respect to our earlier stage programs, we do not track total actual costs or estimated costs to completion for each of our preclinical projects. We have not disclosed the nature, timing and cost of the efforts necessary to complete our other projects or the anticipated completion dates, because these items are not known or estimable by us. For instance, before we could even begin clinical trials for any of these programs, we would have to identify lead compounds, complete preclinical safety testing of these compounds and file an investigational new drug (IND) with the FDA. Given the risk of scientific failure inherent in early stage discovery programs, we cannot predict the estimated completion date or estimated cost to complete any of our research and development projects and given the uncertainties related to development, we are currently unable to reliably estimate, when, if ever, our product candidates will generate revenue and cash flows.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Our preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

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

We expect demand for FACTIVE to be higher between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. As a result, we expect our sales of FACTIVE to be higher during this season. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

We follow the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time as risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed. As of December 31, 2005 and 2004, the balance of deferred revenue was $0 and $1,302,000, respectively.

Co-Promotion Revenue

Amounts earned under our co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, is classified as co-promotion revenue in our statements of operations included in this report. Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM gel under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are included in selling and marketing expenses.

Biopharmaceutical Revenue

Prior to the merger with Genesoft, we pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. We also maintained a genomics services business. We have now shifted our focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing, and analysis services.

Sales Rebates, Discounts and Incentives

Our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When we deliver our product, we reduce the amount of gross revenue recognized from such product sales based primarily on estimates of three categories of discounts and allowances—product returns, sales discounts and allowances and special promotional programs that suggest that all or part of the revenue should not be recognized at the time of the delivery.

Product Returns

Factors that are considered in our estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and six months subsequent to the expiration date of our product. Our product has a 36-month expiration period from the date of manufacturing into a tablet. Based on the contractual terms of the product return rights, the product in the channel is eligible for return after March 31, 2006. At December 31, 2005 and 2004, our product return reserve was approximately $720,000 and $242,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables. As of December 31, 2005 and 2004, the balance for cash discounts was approximately $50,000 and $79,000, respectively.

Rebates

The liability for managed care rebates is based upon historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2005 and 2004 the balance for managed care rebates was approximately $381,000 and $379,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, we believe our estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of December 31, 2005, there have been no material changes to our estimates in the periods presented.

Special Promotional Programs

We have offered certain promotional incentives to date to our customers and may continue this practice in the future such as sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Voucher Rebate Programs

During the first quarter of 2005, we initiated a voucher rebate program which offered a mail-in rebate to patients who received a FACTIVE prescription. We have accounted for this program in accordance with Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF No. 01-09). We developed a reasonable estimate of the liability for this program based upon historical redemption rates for completed programs by utilizing a third party processing company. The program was completed by December 31, 2005.

During the fourth quarter of 2005, we initiated another voucher rebate program whereby we offered mail-in rebates to retail consumers. We have accounted for this program in accordance with EITF No. 01-09. The liability we recorded for this voucher rebate program is based upon the historical rebate redemption rates for the similar completed program that we commenced in the first quarter of 2005. As of December 31, 2005, the balance of the liability for this voucher program was approximately $93,000. The program will expire on April 30, 2006 and the balance will be adjusted for the actual redemption rate.

Sample Card Rebate Program

During the fourth quarter of 2004, we initiated a sample card program whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for this program in accordance with EITF No. 01-09. We did not have sufficient history with this type of incentive program in order to develop a reasonable and reliable estimate of the amount of expected reimbursement claims. As a result, in accordance with Issue 4 of EITF No. 01-09, we recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed, which resulted in a reduction of revenues of approximately $920,000 at December 31, 2004. During the quarter ended September 30, 2005, we adjusted the reserve based upon the completion of the program which resulted in the recognition of product revenue of approximately $1,630,000. We may be able to consider the actual redemption rate from this program in estimating the liability for similar programs in the future.

Stocking Incentives

During the third quarter of 2004, in connection with the commercial launch of FACTIVE, we offered certain product stocking incentives to a number of pharmacy customers. These incentives included products with limited guaranteed sales provisions of up to nine months from date of purchase. As a result of these provisions, title and risk of loss of these products had not passed to the customer. Accordingly, we deferred all revenue related to these products until such time as the unit was provided to a patient with a prescription. As of December 31, 2004, we had recorded deferred revenue of $1,302,000 related to these units. The guaranteed sales provisions expired on September 30, 2005 and the remaining deferred revenue related to these units of approximately $885,000 was recognized as revenue.

Clinical Trial Expense Accrual

Our clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, we estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the fiscal year ended December 31, 2005, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties. However, the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Inventories

Inventory is stated at the lower of cost or market with cost determined under the average cost method. Inventory consists of FACTIVE raw material in powder form and work-in-process of approximately $9,770,000 and $4,373,000, and FACTIVE finished tablets of approximately $4,417,000 and $3,752,000, as of December 31, 2005 and 2004, respectively. On a quarterly basis, we analyze our inventory levels, and write down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements to cost of product revenues and marketing expense, respectively. Expired inventory will be disposed of and related costs will be written off. During 2005 and 2004, we recorded an inventory reserve provision of approximately $1,078,000 and $11,000, respectively to cost of sales related to slow moving and obsolete inventory. At December 31, 2005 and 2004, there was approximately $2,072,000 and $3,791,000 respectively, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the accompanying consolidated balance sheet.

Restructuring Charges

During the years ended December 31, 2004 and 2003, we recorded restructuring charges of $4,780,000 and $5,257,000, respectively. We also recorded a facility lease liability of $21,617,000 and severance related costs of $1,419,000 during the year ended December 31, 2004 in connection with the acquisition of Genesoft. We established exit plans for activities which took place in 2003 and 2004 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”. In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to record a restructuring charge which was based on estimates of rental commitments for office and laboratory space being vacated and related costs, offset by estimated sublease income. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental market changes, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2004, we determined that the probability of subleasing our vacant space had decreased. This caused us to lower our sublease income estimate and increase our estimated liability for the fair value of the remaining lease rentals by approximately $4,730,000. If we are able to identify a sublease tenant, enter into a favorable lease buy-out or otherwise reassess our use of the vacant space in South San Francisco, California, we may be required to further revise the restructuring accrual and accrued facilities impairment charge that we have recorded as of December 31, 2005. For further discussion on our restructuring activities, see Note 4 in the Notes to Consolidated Financial Statements.

Long-Lived Assets

We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS 144, long-lived assets and identifiable intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating the undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, then the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of the asset exceeds its fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the asset.

We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. We perform an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment, which is our sole reporting unit, we perform this test by comparing the fair value of the entity with our book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded.

As of December 31, 2005, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

RESULTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

Revenues

Total revenues increased significantly to $23,609,000 for the year ended December 31, 2005 from $6,613,000 for the year ended December 31, 2004.

Product sales increased to $20,458,000 for the year ended December 31, 2005 from $4,067,000 for the year ended December 31, 2004. The commercial sale of FACTIVE tablets was launched in September 2004, and thus, the 2004 year represents four months of FACTIVE revenue as opposed to a full year of revenue for 2005.

Co-promotion revenue increased to $2,954,000 for the year ended December 31, 2005 from $0 for the year ended December 31, 2004 due to the introduction of co-promoting TESTIM during the second quarter of 2005.

Biopharmaceutical revenues decreased 92% to $197,000 for the year ended December 31, 2005 from $2,546,000 for the year ended December 31, 2004, reflecting our strategic shift to commercialization of pharmaceutical products.

Our revenue mix shifted during 2004. We expect that our revenues derived from both our biopharmaceutical alliance and genomics services will be minimal in comparison to prior years. We expect an increase in product revenues based on the sale of FACTIVE tablets and we also expect an increase in co-promotion revenues based on the sale of TESTIM due to our co-promotion agreement signed in the second quarter of 2005.

Costs and Expenses

Total costs and expenses increased 15% to $112,281,000 for the year ended December 31, 2005 from $97,229,000 in 2004, primarily reflecting a full year of selling and marketing expense in 2005 due to the launch of FACTIVE in September 2004.

Cost of product sales increased 191% to $9,830,000 in 2005 from $3,381,000 in 2004. The commercial sale of FACTIVE tablets was launched in September 2004, and, thus, the current period represents a full year of sales compared to the initial product launch in the prior period. Included in the cost of product sales is $4,766,000 and $1,981,000 for 2005 and 2004, respectively, of amortization of intangible assets associated with FACTIVE. Our gross margin on FACTIVE for the year ended December 31, 2005 and 2004, after standard product cost and royalties, but excluding amortization of intangible assets, was 75% and 66%, respectively. Our gross product margin at December 31, 2005 and 2004 including amortization of intangible assets was 52% and 17%, respectively. The primary reason for the improved margin was due to higher sales in 2005 and also due to approximately $800,000 of other manufacturing costs mainly related to the technology transfer to our new manufacturing site of FACTIVE tablets that was incurred in 2004.

Research and development expenses decreased 51% to $14,432,000 in 2005 from $29,557,000 in 2004. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing, and early-stage research and development funded internally as well as by government grants and strategic alliances. These research and development expenses primarily consist of salaries and related expenses for personnel, amortization of intangible assets and the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. The decrease in research and development is primarily due to a decrease of approximately $7,849,000 relating to the termination of the Ramoplanin VRE trial in July 2004, a decrease of approximately $3,833,000 related to internal research effort and alliances as well as a decrease of approximately $2,879,000 in connection with the feasibility testing of FACTIVE manufacturing in a new contracted manufacturing site and a decrease in stock based compensation in the amount of $2,902,000 due to lower amortization of deferred compensation resulting from stock options that were issued as part of the merger with GeneSoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger. These decreases are offset by an increase of approximately $2,338,000 in connection with the clinical trials for FACTIVE related to the five-day CAP study and the FACTIVE post-marketing study.

Selling and marketing expenses significantly increased 115% to $74,931,000 in 2005 from $34,826,000 in 2004. This increase was primarily due to additional sales and marketing personnel and associated hiring costs of $24,625,000 and consulting costs of $9,188,000, increased other marketing, advertising and promotional costs of approximately $4,465,000 to support the launch of FACTIVE, increased costs of $3,539,000 associated with the promotion of TESTIM which began in the second quarter of 2005, offset by decreases of approximately $1,712,000 associated with marketing studies and other costs.

General and administrative expenses increased 1% to $13,088,000 in 2005 from $12,981,000 in 2004 primarily due to an increase in general and administrative payroll and related costs of approximately $810,000 and an increase of approximately $460,000 in other general and administrative expenses offset by a decrease in stock based compensation in the amount of $1,163,000 due to lower amortization of deferred compensation resulting from stock options that were issued as part of the merger with GeneSoft Pharmaceuticals in 2004 and decreased expenses related to terminations of personnel following the merger.

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

Restructuring charges were $4,780,000 in 2004, consisting of $4,681,000 for the Beaver Street Waltham Massachusetts facility and $99,000 for severance costs.

Other Income and Expense

Interest income increased 40% to approximately $3,400,000 in 2005 from approximately $2,424,000 in 2004 reflecting higher yields on cash balances offset by lower overall cash balances in 2005.

Interest expense significantly increased to approximately $8,126,000 in 2005 from approximately $5,625,000 in 2004. In 2005, interest expense primarily consisted of approximately $5,346,000 related to the issuance of $153 million of senior convertible notes in the second quarter of 2004, approximately $1,180,000 related to the issuance of $22 million of convertible notes in connection with the Genesoft merger, $815,000 related to amortization of deferred financing costs along with approximately $742,000 related to non-cash interest expense related to the facility lease liability.

We recorded a gain on the sale of fixed assets of approximately $65,000 and $338,000 in 2005 and 2004, respectively, primarily related to the sale of laboratory and computer equipment, which were no longer used in operations as a result of restructuring.

For the year ended December 31, 2005, we recorded income from the sale of intellectual property of $2,500,000, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth. We also recorded a gain on the disposition of marketable securities of approximately $2,162,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was recently acquired by Beckman Coulter in a cash transaction.

For the year ended December 31, 2005, we recorded other income of approximately $43,000, primarily due to miscellaneous license fees related to genomic-based software sold in previous periods.

Discontinued Operations

For the years ended December 31, 2005 and 2004, we recorded income from discontinued operations of approximately $35,000 and $208,000, respectively for royalty payments from Agencourt who purchased our genomics services business in March 2003.

Years Ended December 31, 2004 and 2003

Revenues

Total revenues decreased 6% to $6,613,000 for the year ended December 31, 2004 from $7,009,000 for the year ended December 31, 2003.

Product sales increased to $4,067,000 for the year ended December 31, 2004 from $0 for the year ended December 31, 2003 due to the commercial launch of FACTIVE tablets in September 2004. Product sales of FACTIVE tablets accounted for more than 10% of total revenues in 2004.

Biopharmaceutical revenues decreased to $2,546,000 for the year ended December 31, 2004 from $7,009,000 for the year ended December 31, 2003, primarily due to the reduction of revenues from alliances as a result of the conclusion of research agreements.

Costs and Expenses

Total costs and expenses increased 143% to $97,229,000 for the year ended December 31, 2004 from $39,943,000 in 2003. Cost of product sales increased to $3,381,000 in 2004 from $0 in 2003 due to the launch of FACTIVE tablets in September 2004. Included in the cost of product sales is $1,981,000 of amortization of intangible assets associated with FACTIVE.

Research and development expenses increased 32% to $29,557,000 in 2004 from $22,314,000 in 2003. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing, and early-stage research and development funded internally as well as by government grants and strategic alliances. These research and development expenses primarily consist of salaries and related expenses for personnel, amortization of intangible assets and the cost of materials used in sequencing activities and research and development. Other research and development expenses include fees paid to consultants and outside service providers. The increase in research and development is primarily due to an increase of approximately $9,985,000 in connection with the start of clinical trials for FACTIVE related to the five-day CAP study and the FACTIVE intravenous formulation study as well as an increase of $3,582,000 in connection with the feasibility testing of FACTIVE manufacturing in a new contracted manufacturing site and an increase of $3,738,000 in stock based compensation due to higher amortization of deferred compensation resulting from stock options being issued primarily at the merger, and then the expense being accelerated due to terminations of various personnel in the periods subsequent to the merger completed with Genesoft in February 2004. Partially offsetting these increases are a decrease of approximately $2,660,000 in connection with the termination of the Ramoplanin VRE trial in July 2004, as well as decreases of $2,706,000 and $4,696,000 in cost of biopharmaceuticals revenues and internal research effort, respectively.

As part of our merger with Genesoft, we recorded a one-time non-cash charge of $11,704,000 related to in-process research and development expenses associated with internally funded early-stage target discovery programs. The valuation of the in-process research and development represents a peptide deformylase inhibitor research program (PDF) for the development of GSQ-83698 and oral PDF inhibitors, licensed from Vernalis for the treatment of community-acquired infections. In-process research and development also includes three novel metalloenzyme bacterial targets from Vernalis. Continued efforts on and success of these programs are contingent on securing a partnership with another organization. This non-cash charge was determined in the allocation for the purchase price of Genesoft.

Selling and marketing expenses significantly increased to $34,826,000 in 2004 from $0 in 2003. This increase was due to the commercial launch of FACTIVE in 2004, which included building a sales and marketing force to promote the sale of FACTIVE tablets. Selling and marketing expenses are expected to increase as we continue to expand our commercialization efforts related to FACTIVE to support a national sales campaign.

General and administrative expenses increased significantly to $12,981,000 in 2004 from $6,832,000 in 2003 primarily due to an increase in general and administrative payroll and related costs of approximately $4,606,000, an increase of approximately $744,000 in other general and administrative expenses due to the launch of FACTIVE in September 2004 and an increase of $799,000 in stock based compensation due to higher amortization of deferred compensation resulting from stock options being issued primarily at the merger, and then the expense being accelerated due to terminations of various personnel in the periods subsequent to the merger completed with Genesoft in February 2004.

Restructuring charges decreased to $4,780,000 for the year in 2004 from $5,257,000 in 2003. In 2004, we recorded restructuring charges of $4,681,000, for the impairment of the Beaver Street, Waltham, Massachusetts facility and associated leasehold improvements and $99,000 for severance costs. In 2003, as part of our continued effort to restructure our internally funded research programs associated with early-stage drug development, our restructuring charges included impairment charges related to the value of laboratory and computer equipment of $3,750,000 and work force reductions of another $1,507,000.

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

Interest expense significantly increased to approximately $5,625,000 in 2004 from approximately $991,000 in 2003. In 2004, interest expense primarily consisted of approximately $3,416,000 related to the issuance of $153 million of senior convertible notes in the second quarter of 2004, approximately $1,018,000 related to the issuance of $22 million of convertible notes in connection with the Genesoft merger, $521,000 related to amortization of deferred financing costs along with approximately $624,000 related to non-cash interest expense related to the facility lease liability which was recorded during the quarter ended March 27, 2004.

We recorded a gain on the sale of fixed assets of approximately $338,000 and $310,000 in 2004 and 2003, respectively, primarily related to the sale of laboratory and computer equipment, which were no longer used in operations as a result of restructuring. In 2003, other income includes a non-recurring payment from Sanofi Pasteur for the transfer to Sanofi Pasteur of our patent portfolio relating to Streptococcus pneumoniae (S. pneumoniae), as well as a realized gain related to the sale of Vicuron common stock.

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

As of December 31, 2005, we had total cash, cash equivalents and short-term marketable securities of approximately $80,044,000, which includes approximately $11,730,000 in restricted cash. We may need to raise additional capital in the future to fund our operations. In order to facilitate the raising of additional funds, we have filed a shelf-registration statement with the SEC that allows us to sell up to $100 million of common stock. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations through the end of 2006. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

We have experienced a significant increase in hiring costs in an effort to build an effective sales and marketing organization to commercialize FACTIVE tablets and co-promote TESTIM, expand the medical/development organization to support additional FACTIVE development and commercialization, support the development of Ramoplanin and to build the infrastructure necessary to support these expansions. We expect expenses in the sales and marketing areas to remain at the same level as we continue to promote the sale of TESTIM and commercialize FACTIVE.

Cash Flows

Our operating activities used cash of approximately $96,980,000, $70,589,000 and $16,202,000 in 2005, 2004 and 2003, respectively. Cash used in our operating activities for 2005 was primarily a result of our loss from continuing operations of approximately $88,628,000, adjusted for the gains of approximately $2,227,000 on the sales of investment and fixed assets, an increase in inventories of approximately $7,129,000 due to increased demand of FACTIVE tablets, and an increase in accounts receivable of approximately $1,983,000, as well as decreases in accounts payable of approximately $2,633,000, accrued expenses and other liabilities of approximately $4,678,000, clinical trial expense accrual of approximately $941,000, deferred revenue of approximately $1,302,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $2,947,000 related to our west coast facility and accrued restructuring charge of approximately $1,143,000 related to our previous facility in Waltham, Massachusetts. These uses of cash were partially offset by decreases in prepaid expenses and other current assets of approximately $5,350,000 and $1,247,000 in interest receivable and an increase in accrued other long-term liabilities of approximately $993,000 as well as non-cash depreciation and amortization expenses of approximately $7,974,000 including amortization of intangible assets, stock based compensation, non-cash interest expense and provision for excess and obsolete inventories of approximately $1,067,000. Cash used in our operating activities for 2004 was due primarily to our loss from continuing operations of approximately $93,479,000, an increase in inventories of approximately $6,959,000 to support the launch of FACTIVE, and other increases in an interest receivable, accounts receivable, prepaid expenses and other current assets as well as decreases in accrued facility impairment charge, and clinical trial expense accrual. These uses of cash were partially offset by increases in accounts payable, accrued expenses and other liabilities, deferred revenue, accrued restructuring charge, accrued other long-term liabilities, and non-cash expenses, such as amortization of deferred compensation, depreciation and amortization expense, restructuring charge, interest expense, and write-off of in-process technology. Cash used in our operating activities in 2003 was primarily due to our loss from continuing operations and decreases in accounts payable, clinical trial expense accrual and deferred revenue; partially offset by decreases in accounts receivable, prepaid expenses and other current assets, as well as non-cash charges, such as amortization of deferred compensation, depreciation and amortization, restructuring charge, convertible debt retirement expense, and interest expense.

Our investing activities provided cash of approximately $96,823,000 in 2005, used cash of approximately $120,236,000 in 2004, and provided cash of approximately $25,302,000 in 2003. Cash provided by our investing activities in 2005 were primarily related to proceeds from maturities of marketable securities of approximately $94,694,000, proceeds related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter of approximately $2,387,000, a decrease of restricted cash of approximately $5,246,000 related to the payment of convertible note interest, a decrease in other assets of approximately $471,000, proceeds from sales of fixed assets of approximately $359,000 and proceeds from notes receivable of approximately $440,000. Cash provided from investing activities was partially offset by the issuance of notes receivable of approximately $2,740,000 related to a deposit required in order to lease vehicles for the sales representatives, purchases of marketable securities of approximately $2,706,000 and purchases of property and equipment of approximately $1,328,000. Cash used by our investing activities in 2004 were primarily related to cash used at merger of approximately $14,875,000, purchases of marketable securities of approximately $143,037,000, increases in restricted cash of approximately $13,279,000 and other assets of approximately $4,238,000 as well as purchases of property and equipment of approximately $1,532,000. These uses of cash were partially offset by proceeds from maturities of marketable securities of approximately $55,824,000 and sale of property and equipment of approximately $901,000. Cash provided by our investing activities in 2003 was primarily due to proceeds from maturities of marketable securities and proceeds from sale of property and equipment. These sources of cash were partially offset by purchases of marketable securities, purchases of property and equipment as well as increases in other assets. Additionally, in 2003 the Company issued a bridge loan of approximately $6,238,000 to Genesoft in connection with the merger of the two companies in February 2004.

Capital expenditures totaled approximately $1,328,000 and $1,532,000 in 2005 and 2004, respectively which primarily consisted of purchases of computer and related equipment to support the expanding sales force and, to a lesser degree, office furniture and leasehold improvements for the new office facilities. Capital expenditures in 2003 were approximately $121,000 primarily consisting of purchases of computer-related equipment.

Our financing activities provided cash of approximately $997,000 in 2005, primarily due to proceeds from exercise of stock options of approximately $871,000 and proceeds from the issuance of shares under the employee stock purchase plan of approximately $417,000, offset by payments of long-term obligations of approximately $291,000. Our financing activities provided cash of approximately $234,391,000 in 2004, primarily due to gross proceeds from the issuance of convertible notes of $152,750,000, net proceeds from issuance of stock through private placement in conjunction with the merger of approximately $80,864,000, proceeds from exercise of 2,129,865 stock options of approximately $1,865,000, and proceeds from exercise of warrants of approximately $195,000 and proceeds from the issuance of 125,542 shares of stock under the employee stock purchase plan of approximately $303,000. These proceeds were partially offset by payments of long-term obligations of approximately $1,586,000. Our financing activities provided cash of approximately $1,142,000 in 2003 primarily from the net proceeds from the private placement of common stock of approximately $12,650,000, proceeds from issuance of stock under employee purchase plan and from exercise of stock options of approximately $952,000 as well as the proceeds received from a legal claim with an investor of approximately $585,000. These sources of cash in 2003 were partially offset by cash payment of $10,000,000 in connection with the redemption of the $15 million convertible notes, as well as payments on long-term obligations of approximately $3,045,000.

At December 31, 2005, we had net operating loss carryforwards of approximately $377,305,000 and $278,981,000 available to reduce federal and state taxable income respectively, if any. In addition, we also had tax research credit carryforwards of approximately $20,045,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our convertible promissory notes, our facility leases and our promotional expense obligations related to our co-promotion agreement with Auxilium Pharmaceuticals. The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$5,780	$5,098	$5,424	$5,613	$5,799	$2,030	$29,744
Sublease contracted income	(3,901)	(1,135)	—	—	—	—	(5,036)
Current sublease forecasts (a)	—	—	(1,685)	(1,732)	(1,778)	(297)	(5,492)

	1,879	3,963	3,739	3,881	4,021	1,733	19,216

Convertible promissory notes, including interest (b,c)	5,346	5,346	5,346	33,904	5,346	158,096	213,384
Co-Promotion Agreement (d)	6,400	2,100	—	—	—	—	8,500

Total forecasted contractual obligations	$13,625	$11,409	$9,085	$37,785	$9,367	$159,829	$241,100

(a)	The current market reflects lower demand and cost for space, as well as shorter term leases.
(b)	Upon the closing of the Genesoft merger, we exchanged approximately $22 million of our convertible promissory notes for a like principal amount of Genesoft promissory notes. The convertible promissory notes bear an interest rate of 5% compounded semi-annually and have a maturity date of five years from the closing date or February 6, 2009. The convertible promissory notes are convertible into shares of our common stock at the holder’s election at any time at a price per share equal to $6.6418, subject to subsequent adjustment. In addition, following the one year anniversary of the closing of the merger, we will have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. The convertible promissory notes payable of approximately $28.6 million at maturity date includes approximately $6.2 million of accrued interest payable.
(c)

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $6.64 per share. We may not redeem the notes at its election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, we recorded deferred financing costs of $5,708,000 which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the December 31, 2005 and December 31, 2004 consolidated balance sheets. As part of the issuance, we filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

(d)	On April 11, 2005, we entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. under which we and Auxilium will co-promote in the U.S. Auxilium’s product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. We are obligated to share equally with Auxilium all TESTIM promotional expenses directed at the U.S. primary care physician market audience. Our share of these expenses is expected to be approximately $6,500,000 in 2006 and approximately $2,167,000 in the first half of 2007. The agreement provides for two extension terms at our option (provided that we meet certain performance targets), which if exercised, will result in similar contractual obligations for the next four years through April 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As specified in our investment policy guidelines, investments are made primarily in high-grade corporate bonds with effective maturities of two years or less, and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. Our investment policy limits the amount of our credit exposure to any one issue, issuer, and type of instrument. Due to the nature of our investments and the investment policies and procedures, we have determined that the risks associated with the interest rate fluctuations related to these financial instruments are not material to our business.

As of December 31, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

In connection with the closing of the merger of Genesoft, we assumed approximately $22,310,000 in Genesoft debt, restructured at a 5% annual interest rate, by issuing promissory notes of the Company that are convertible, at the option of the holder, into shares of our common stock at a price of $6.6418 per share. The interest rates on our convertible notes payable are fixed and therefore not subject to interest rate risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2005 in connection with the preparation of this annual report. They concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oscient Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oscient Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005 of Oscient Pharmaceuticals Corporation and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2006

Item 9B. OTHER INFORMATION

Luke Evnin informed the Company on March 10, 2006 that he will not stand for re-election to the Board of Directors at our Annual Meeting of Shareholders to be held on June 6, 2006.

David Singer informed the Company on March 6, 2006 that he will not stand for re-election to the Board of Directors at our Annual Meeting of Shareholders to be held on June 6, 2006.

PART III

Pursuant to General Instruction G(3) to Form 10-K, the information required for Part III, Items 10 (other than Code of Ethics, which is set forth below), 11, 12, 13 and 14, is incorporated herein by reference from our proxy statement for the Annual Meeting of Shareholders to be held on June 6, 2006.

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding our directors and executive officers may be found under the captions “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Board of Directors Meetings and Committee Meetings” and “Report of the Audit Committee” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of our code of ethics and conduct which is available free of charge on our website (www.oscient.com), by sending a written request to Investor Relations, Oscient Pharmaceuticals Corporation, 1000 Winter Street, Suite 2200, Waltham, MA 02451, or by emailing investors@oscient.com. We intend to include on our website any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

Information with respect to this item may be found under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Employment Agreements,” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to this item may be found under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Principal Accountant Fees and Services” in the Proxy Statement for our 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) FINANCIAL STATEMENTS See “Index to Consolidated Financial Statements” appearing on page F-1.

(3) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization(36)

3.1	Restated Articles of Organization and By-laws(1)

3.2	Amendment dated January 5, 1982 to Restated Articles of Organization(2)

3.3	Amendment dated January 24, 1983 to Restated Articles of Organization(3)

3.4	Amendment dated January 17, 1984 to Restated Articles of Organization(4)

3.5	Amendment dated October 20, 1987 to the By-laws(7)

3.6	Amendment dated December 9, 1987 to Restated Articles of Organization(8)

3.7	Amendment dated October 16, 1989 to the By-law(9)

3.8	Amendment dated January 24, 1994 to Articles Restated Articles of Organization(12)

3.9	Amendment dated August 31, 1994 to Restated Articles of Organization(12)

3.10	Amendment dated March 15, 2001 to Restated Articles of Organization(25)

3.11	By-Laws of Genome Therapeutics Corp (as amended through July 24, 2001)(26)

3.12	Amendment dated April 13, 2004 to Restated Articles of Organization(43)

4.1	Form of Note dated March 5, 2002 received by Smithfield Fiduciary LLC and the Tail Wind Fund, Ltd.(27)

4.2	Amendment, Redemption and Exchange Agreement between the Company and Smithfield Fiduciary LLC, dated June 4, 2003(32)

4.3	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(32)

4.4	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(32)

4.5	Employee Stock Purchase Plan(33)

4.6	Form of Warrant issued in private placement(34)

4.7	Indenture dated as of May 10, 2004(44)

4.8	Pledge Agreement dated as of May 10, 2004(44)

4.9	Registration Rights Agreement dated May 10, 2004(44)

4.10	Indenture dated as of May 10, 2004(44)

4.11	Pledge Agreement dated as of May 10, 2004(44)

4.12	Registration Rights Agreement Dated May 10, 2004(44)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(5)

Exhibit No.	Description
10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(6)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(10)

10.5	Lease dated November 17, 1992 relating to certain property in Waltham, Massachusetts(11)

10.6	Lease dated June 3, 1993 relating to certain property in Waltham, Massachusetts(11)

10.7	Lease Amendment dated August 1, 1994 relating to certain property in Waltham, MA(12)

10.8	1993 Stock Option Plan and Form of Stock Option Certificate(12)

10.9	Lease amendment dated November 15, 1996 to certain property in Waltham, MA(16)

10.10	1997 Directors’ Deferred Stock Plan(19)

10.11	1997 Stock Option Plan(19)

10.12	Registration Rights Agreement between the Company and bioMerieux Alliance as dated September 30, 1999(23)

10.13	2001 Incentive Plan(24)

10.14	Stock Option Agreements with Steven M. Rauscher(24)

10.15	Employment Letter with Steven M. Rauscher(26)

10.16	Purchase Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.17	Registration Rights Agreement dated March 5, 2002 among Smithfield Fiduciary LLC, The Tail Wind Fund, Ltd. and the Company(27)

10.18	License and Supply Agreement between the Company and Biosearch Italia, S.P.A., dated October 8, 2001(29)*

10.19	Stock Purchase Agreement between the Company and Amgen Inc., dated December 20, 2002(30)*

10.20	Letter Agreement between the Company and Biosearch Italia, S.P.A., dated October 22, 2002 (30)*

10.21	Employment Letter with Stephen Cohen(31)

10.22	Form of Subscription Agreement for Private Placement(34)

10.23	Registration Rights Agreement for Private Placement(34)

10.24	Note Amendment and Exchange Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.25	Registration Rights Agreement dated as of November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(37)

10.26	Amendment to Employment Agreement dated as February 5, 2004 between Genome Therapeutics Corp. and Steven M. Rauscher(38)

10.27	Amendment to Employment Agreement dated February 5, 2004 between Genome Therapeutics Corp. and Stephen Cohen(38)

10.28	Employment letter with Gary Patou, M.D. dated January 11, 2004(38)

Exhibit No.	Description

10.29	License and Option Agreement dated October 22, 2002 between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(39)*

10.30	Amendment No. 1 to License and Option Agreement dated November 21, 2002 by and between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(38)

10.31	Amendment to No. 2 to License and Option Agreement dated December 6, 2002 by and between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(39)*

10.32	Amendment No. 3 to License and Option Agreement dated October 16, 2003 by and between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(39)*

10.33	Genome Therapeutics Corp. Employee Stock Purchase Plan as amended through April 13, 2004(42)

10.34	Genome Therapeutics Corp. 2001 Incentive Plan as amended through April 13, 2004(42)

10.35	Employment Letter with Dominick Colangelo(40)

10.36	Employment Letter with Antonius Bunt(40)

10.37	Co-Promotion Agreement dated April 11, 2005 between Auxilium Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corp.(41)*

10.38	Amendment No. 4 to License and Option Agreement dated March 31, 2005 by and between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(41)*

10.39	Form of Incentive Stock Option(45)

10.40	Form of Nonstatutory Stock Option(45)

10.41	Form of Restricted Stock Award(45)

12.1	Statement re: Computation of Ratios(46)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(46)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(46)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(46)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(46)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(46)

*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1 (No. 2-75230) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 1982 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 1983 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 25, 1984 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 1987 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 28, 1987 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(11)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1993 and incorporated herein by reference.
(12)	Filed as exhibits of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A3 for the year ended August 31, 1995 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company Registration Statement on Forms S-8 (File No. 33-61191) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s 10-K for fiscal year ended August 31, 1996 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s 10-Q/A for the quarter ended March 1, 1997 and incorporated herein by reference.
(18)	Filed as exhibits to the Company’s 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(19)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s 8-K filed on March 8, 2000 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Forms S-3 (333-32614) and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s 10-Q for the quarter ended February 24, 2001 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s 8-K filed on March 6, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s 10-K/A2 for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(30)	Filed as an exhibit to the Company’s 10-K/A for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Company’s 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s 8-K filed on June 5, 2003 and incorporated herein by reference.
(33)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-106563) and incorporated herein by reference.

(34)	Filed as an exhibit to the Company’s 8-K filed on October 1, 2003 and incorporated herein by reference.
(35)	Filed as an exhibit to the Company’s 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.
(36)	Filed as an exhibit to the Company’s 8-K filed on November 18, 2003 and incorporated herein by reference.
(37)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) and incorporated herein by reference.
(38)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004.
(39)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 27, 2004.
(40)	Filed as an exhibit to the Company’s 10-K for the year-ended December 31, 2004 and incorporated herein by reference.
(41)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(42)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333- 116707) and incorporated herein by reference.
(43)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-1 28735) and incorporated herein by reference.
(44)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-118026) and incorporated herein by reference.
(45)	Filed as an exhibit to the Company’s 8-K filed on December 27, 2005 and incorporated herein by reference.
(46)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCIENT PHARMACEUTICALS CORPORATION

By:	/s/ STEVEN M. RAUSCHER
Steven M. Rauscher President and Chief Executive Officer

Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN M. RAUSCHER Steven Rauscher	Director, President and Chief Executive Officer	March 10, 2006

/s/ STEPHEN COHEN Stephen Cohen	Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)	March 10, 2006

/s/ DAVID K. STONE David K. Stone	Chairman of the Board and Director	March 10, 2006

/s/ LUKE EVNIN Luke Evnin	Director	March 10, 2006

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	March 10, 2006

/s/ PAMELA J. KIRBY Pamela Kirby	Director	March 10, 2006

/s/ WILLIAM S. REARDON William S. Reardon	Director	March 10, 2006

/s/ NORBERT G. RIEDEL Norbert G. Riedel	Director	March 10, 2006

/s/ GARY PATOU Gary Patou, M.D.	Director	March 10, 2006

/s/ DAVID SINGER David Singer	Director	March 10, 2006

/s/ JOHN E. VORIS John E. Voris	Director	March 10, 2006

OSCIENT PHARMACEUTICALS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Oscient Pharmaceuticals Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oscient Pharmaceuticals Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 3, 2006

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$65,618	$64,743
Marketable securities (held-to-maturity)	2,696	94,684
Marketable securities (available-for-sale)	—	225
Restricted cash	5,386	5,386
Interest receivable	461	1,708
Notes receivable	561	—
Accounts receivable, net of allowance for doubtful accounts of $0 and $22 in 2005 and 2004, respectively	6,206	4,223
Inventories	14,187	8,125
Prepaid expenses and other current assets	4,340	9,690

Total current assets	99,455	188,784

Property and Equipment, at cost:
Manufacturing and computer equipment	4,622	11,091
Equipment and furniture	1,160	1,849
Leasehold improvements	135	79

	5,917	13,019
Less—Accumulated depreciation	4,069	11,561

	1,848	1,458
Restricted cash	6,344	11,590
Long-term notes receivable	1,739	—
Other assets	4,573	5,859
Intangible assets, net	65,607	70,374
Goodwill	61,529	62,495

	$241,095	$340,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$—	$291
Accounts payable	6,447	9,080
Accrued expenses and other current liabilities	10,163	14,841
Current portion of accrued facilities impairment charge	2,175	3,214
Current portion of accrued restructuring charge	1,076	1,250
Clinical trial expense accrual	1,844	2,785
Deferred revenue	—	1,302

Total current liabilities	21,705	32,763

Long-term Liabilities:
Long-term obligations, net of current maturities	175,060	175,060
Noncurrent portion of accrued facilities impairment charge	14,029	16,161
Noncurrent portion of accrued restructuring charge	—	969
Other long-term liabilities	2,200	1,207

Commitments (Note 10)

Shareholders’ Equity:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—77,350 and 75,803 shares in 2005 and 2004, respectively	7,735	7,580
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and Outstanding—none in 2005 and 2004	—	—
Additional paid-in-capital	357,968	356,835
Accumulated deficit	(337,428)	(248,835)
Deferred compensation	(11)	(1,017)
Note receivable from officer	(163)	(163)

Total shareholders’ equity	28,101	114,400

	$241,095	$340,560

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$20,458	$4,067	$—
Co-promotion	2,954	—	—
Biopharmaceutical	197	2,546	7,009

Total revenues	23,609	6,613	7,009
Costs and expenses:
Cost of product sales	9,830	3,381	—
Research and development (1)	14,432	29,557	22,314
Selling and marketing	74,931	34,826	—
General and administrative (1)	13,088	12,981	6,832
Write-off of in-process technology	—	11,704	—
Convertible debt retirement expense	—	—	5,540
Restructuring charge	—	4,780	5,257

Total costs and expenses	112,281	97,229	39,943

Loss from operations	(88,672)	(90,616)	(32,934)
Other income (expense):
Interest income	3,400	2,424	581
Interest expense	(8,126)	(5,625)	(991)
Gain on sale of fixed assets	65	338	310
Income from sale of intellectual property	2,500	—	—
Gain on disposition of investment	2,162	—	—
Other income	43	—	3,646

Net other income (expense)	44	(2,863)	3,546

Loss from continuing operations	(88,628)	(93,479)	(29,388)
Income (loss) from discontinued operations	35	208	(401)

Net loss	$(88,593)	$(93,271)	$(29,789)

Loss from continuing operations per common share:
Basic and diluted	$(1.16)	$(1.33)	$(1.12)

Loss from discontinued operations per common share:
Basic and diluted	$0.00	$0.00	$(0.01)

Net loss per common share:
Basic and diluted	$(1.16)	$(1.33)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	76,549	70,350	26,290

(1) Includes non-cash stock-based compensation as follows:

Research and development	$836	$3,738	$—
General and administrative	170	1,333	817

	$1,006	$5,071	$817

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands, except per share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Deferred Compensation	Note Receivable From Officer	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Loss
	Shares	$0.10 Par Value

Balance, December 31, 2002	23,066	$2,307	$158,977	$(125,775)	$(213)	$(163)	$285	$35,418	$(34,236)
Sale of common stock, net of issuance costs of $900	5,366	537	12,113	—	—	—	—	12,650
Exercise of stock options	337	33	465	—	—	—	—	498
Issuance of stock related to the retirement of convertible notes	1,947	195	8,817	—	—	—	—	9,012
Issuance of stock related to interest payable under convertible notes	423	42	539	—	—	—	—	581
Issuance of stock under employee stock purchase plan	340	34	419	—	—	—	—	453
Deferred compensation from grant of stock options	—	—	819	—	(819)	—	—	—
Issuance of stock under directors deferred stock plan	1	—	—	—	—	—	—	—
Amortization of deferred compensation and other stock-based compensation expense	—	—	—	—	817	—	—	817
Reversal of deferred compensation related to cancellation of stock options	—	—	(7)	—	7	—	—	—
Reversal of unrealized gain on long-term investment (available-for-sale)	—	—	—	—	—	—	(285)	(285)	(285)
Proceeds from a legal claim with an investor	—	—	585		—	—	—	585
Net loss	—	—	—	(29,789)	—	—	—	(29,789)	(29,789)

Balance, December 31, 2003	31,480	3,148	182,727	(155,564)	(208)	(163)	—	29,940	(30,074)

Exercise of stock options	2,130	213	1,652	—	—	—	—	1,865
Issuance of stock under employee stock purchase plan	126	12	291	—	—	—	—	303
Sale of common stock, net of issuance costs of $7,336	16,800	1,680	79,184	—	—	—	—	80,864
Deferred compensation related to issuance and modification of stock options	—	—	457	—	(5,880)		—	(5,423)
Issuance of stock options to employees	—	—	444	—	—	—	—	444
Amortization of deferred compensation	—	—	—	—	5,071		—	5,071
Issuance of common stock related to merger with Genesoft	25,211	2,521	72,358	—	—	—	—	74,879
Fair value of options and warrants issued in exchange for Genesoft options and warrants	—	—	19,533	—	—	—	—	19,533
Exercise of stock warrants	56	6	189	—	—	—	—	195
Net loss	—	—	—	(93,271)	—	—	—	(93,271)	(93,271)

Balance at December 31, 2004	75,803	7,580	356,835	(248,835)	(1,017)	(163)	—	114,400	(93,271)

Exercise of stock options	1,387	139	732	—	—	—	—	871
Issuance of stock under employee stock purchase plan	160	16	401	—	—	—	—	417
Amortization of deferred compensation	—	—	—	—	1,006		—	1,006
Net loss	—	—	—	(88,593)	—	—	—	(88,593)	(88,593)

Balance at December 31, 2005	77,350	$7,735	$357,968	$(337,428)	$(11)	$(163)	—	$28,101	$(88,593)

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Loss from continuing operations	$(88,628)	$(93,479)	$(29,388)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,411	5,420	2,545
Provision for excess and obsolete inventory	1,067	11	—
Non-cash restructuring charge	—	1,976	3,750
Non-cash convertible debt retirement expense	—	—	4,012
Non-cash interest expense	1,557	1,145	1,225
Non-cash write-off of in process technology at merger	—	11,704	—
Gain on disposal of fixed assets	(65)	(338)	(183)
Gain on disposition of investment	(2,162)	—	—
Stock-based compensation	1,006	5,071	817
Changes in assets and liabilities, net of acquisition
Interest receivable	1,247	(1,570)	646
Accounts receivable	(1,983)	(3,365)	1,786
Inventories	(7,129)	(6,959)	234
Prepaid expenses and other current assets	5,350	(5,319)	804
Accounts payable	(2,633)	6,726	(650)
Accrued expenses and other liabilities	(4,678)	7,851	(15)
Clinical trial expense accrual	(941)	(867)	(677)
Deferred revenue	(1,302)	843	(1,108)
Accrued facilities impairment charge	(2,947)	(2,865)	—
Accrued restructuring charge	(1,143)	2,219	—
Accrued other long-term liabilities	993	1,207	—

Net cash used in operating activities	$(96,980)	$(70,589)	$(16,202)

Cash Flows from Investing Activities:
Purchases of marketable securities	(2,706)	(143,037)	(8,323)
Proceeds from maturities of marketable securities	94,694	55,824	40,080
Proceeds from disposition of investment	2,387	—	—
Purchases of property and equipment	(1,328)	(1,532)	(121)
Proceeds from sale of property and equipment	359	901	827
Decrease (increase) in restricted cash	5,246	(13,279)	—
Issuance of notes receivable	(2,740)	—	(6,238)
Decrease (increase) in other assets	471	(4,238)	(923)
Proceeds from notes receivable	440	—	—
Cash flow related to merger	—	(14,875)	—

Net cash provided by (used in) investing activities	$96,823	$(120,236)	$25,302

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	871	1,865	499
Proceeds from issuance of stock under the employee stock purchase plan	417	303	453
Gross proceeds from issuance of convertible notes	—	152,750	—
Proceeds from sale of common stock, net of issuance costs	—	80,864	12,650
Proceeds from exercise of warrants	—	195	—
Proceeds from a legal claim with an investor	—	—	585
Payments made upon retirement of convertible notes payable	—	—	(10,000)
Payments on long-term obligations	(291)	(1,586)	(3,045)

Net cash provided by financing activities	997	234,391	1,142

Cash Flows from Discontinued Operations (Revised–Note 2n)
Operating cash flows	35	208	(401)

Total	35	208	(401)

Net Increase in Cash and Cash Equivalents	875	43,774	9,841
Cash and Cash Equivalents, beginning of year	64,743	20,969	11,128

Cash and Cash Equivalents, end of year	$65,618	$64,743	$20,969

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$5,346	$2,348	$563

Income tax paid during period	$—	$18	$30

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Deferred compensation related to unvested stock options at merger	$—	$5,423	$—

Note receivable and accrued interest forgiven at merger	$—	$6,269	$—

Issuance of common stock related to merger	$—	$74,879	$—

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$—	$19,534	$—

Issuance of warrant in connection with convertible notes payable	$—	$—	$150

Unrealized loss on marketable securities	$—	$—	$(285)

Issuance of common stock related to interest payable under convertible notes	$—	$—	$581

Issuance of common stock upon conversion of convertible notes payable	$—	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(1) Operations

The Company is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. On February 6, 2004, the Company completed a merger with GeneSoft Pharmaceuticals, Inc. (Genesoft), a privately-held pharmaceutical company based in South San Francisco, California, whereby Genesoft became the Company’s wholly owned subsidiary. The Company’s lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia (CAP) of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis (AECB). The Company launched FACTIVE tablets in September 2004. In May 2005, the Company began co-promoting in the United States Auxilium Pharmaceuticals Inc.’s (Auxilium) product, TESTIM®, a topical 1% testosterone gel indicated for the treatment of male hypogonadism.

The Company has two product candidates currently in development for the hospital marketplace in the United States, including a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of Clostridium difficile-associated disease (CDAD), a serious hospital-acquired infection. Ramoplanin has completed Phase II clinical development, and the Company recently agreed with the FDA on a Special Protocol Assessment for its continued clinical development and is advancing the clinical program of Ramoplanin toward a Phase III trial. The Company’s other product candidate is a intravenous formulation of FACTIVE that is in formulation development.

The Company’s preclinical development programs include an oral peptide deformylase (PDF) inhibitor series for the potential treatment of respiratory tract infections. The Company also has several pharmaceutical alliances focused on the development of novel therapeutics and diagnostics for chronic human diseases and certain infectious diseases. These alliances were formed in previous years based on the Company’s genomics drug discovery expertise. The Company’s business strategy has shifted away from gene discovery and partnerships of this type to focus on the development and commercialization of pharmaceutical products.

As shown in the consolidated financial statements, at December 31, 2005, the Company has a total cash and cash equivalents balance of $80,044,000, which includes $11,730,000 in restricted cash, and an accumulated deficit of $337,428,000. Based on the Company’s available capital, current operating plan and management’s ability to manage expenses, the Company believes that the working capital on hand as of December 31, 2005, is sufficient to fund continuing operations through at least January 1, 2007. The Company may need to raise additional capital within the next 12 months to fund operations through the sale of debt or equity securities. In order to facilitate the raising of additional funds, the Company has filed a shelf registration statement that allows the Company to sell up to $100,000,000 of its common stock. The Company’s ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to the Company when needed, or, if available, may not be available on favorable terms. If the Company cannot obtain adequate financing on acceptable terms when such financing is required, the Company’s business will be adversely affected.

(2) Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company expects demand for FACTIVE to be higher between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. As a result, the Company expects its sales of FACTIVE to be higher during this season. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause the Company’s product sales to vary from year to year. Due to these seasonal fluctuations in demand, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” and recognizes revenue from FACTIVE product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed. As of December 31, 2005 and 2004, the balance of deferred revenue was $0 and $1,302,000, respectively.

Co-Promotion Revenue

Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM, a product developed by Auxilium, is classified as co-promotion revenue in the accompanying consolidated statements of operations. Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the accompanying consolidated statements of operations.

Biopharmaceutical Revenue

Prior to the merger with Genesoft, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. The Company also maintained a

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

genomics services business. The Company has now shifted its focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing, and analysis services.

(c) Sales Rebates, Discounts and Incentives

The Company’s FACTIVE product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When the Company delivers its product, the Company reduces the amount of gross revenue recognized from such product sales based primarily on estimates of three categories of discounts and allowances—product returns, sales discounts and allowances and special promotional programs, that suggest that all or part of the revenue should not be recognized at the time of the delivery.

Product Returns

Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and six months subsequent to the expiration date of the Company’s product. The Company’s product has a 36-month expiration period from the date of manufacturing into a tablet. Based on the contractual terms of the product return rights, the product in the channel at December 31, 2005 is eligible for return starting March 31, 2006. At December 31, 2005 and 2004, the Company’s product return reserve was approximately $720,000 and $242,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that all of its customers will deduct the 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of December 31, 2005 and 2004, the balance for cash discounts was approximately $50,000 and $79,000, respectively.

Rebates

The liability for managed care rebates is calculated upon historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2005 and 2004, the balance of the accrual for managed care rebates was approximately $381,000 and $379,000, respectively. Considering the estimates made by the Company, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, the Company believes its estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of December 31, 2005, there have been no material changes to the Company’s estimates in the periods presented.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Special Promotional Programs

The Company has offered certain promotional incentives to date to its customers and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Voucher Rebate Programs

During the first quarter of 2005, the Company initiated a voucher rebate program which offered a mail-in rebate to patients who received a FACTIVE prescription. The Company has accounted for this program in accordance with Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF No. 01-09). The Company developed a reasonable estimate of the liability for this program based upon historical redemption rates for completed programs by utilizing a third party processing company. The program was completed by December 31, 2005.

During the fourth quarter of 2005, the Company initiated another voucher rebate program whereby it offered mail-in rebates to retail consumers. The Company has accounted for this program in accordance with EITF No. 01-09. The liability the Company recorded for this voucher rebate program is based upon the historical rebate redemption rates for the similar completed program that the Company commenced in the first quarter of 2005. As of December 31, 2005, the balance of the liability for this voucher program was approximately $93,000. The program will expire on April 30, 2006 and the balance will be adjusted for the actual redemption rate.

Sample Card Rebate Program

During the fourth quarter of 2004, the Company initiated a sample card program whereby it offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for this program in accordance with EITF No. 01-09. The Company did not have sufficient history with this type of incentive program in order to develop a reasonable and reliable estimate of the amount of expected reimbursement claims. As a result, in accordance with Issue 4 of EITF No. 01-09, the Company recorded the maximum reserve (100% redemption) for reimbursement claims related to sample cards distributed, which resulted in a reduction of revenues of approximately $920,000 at December 31, 2004. During the quarter ended September 30, 2005, the Company adjusted the reserve based upon the completion of the program which resulted in the recognition of product revenue of approximately $1,630,000. The Company may be able to consider the actual redemption rate from this program in estimating the liability for similar programs in the future.

Stocking Incentives

During the third quarter of 2004, in connection with the commercial launch of FACTIVE, the Company offered certain product stocking incentives to a number of pharmacy customers. These incentives included products with limited guaranteed sales provisions of up to nine months from date of purchase. As a result of these provisions, title and risk of loss of these products had not passed to the customer. Accordingly, the Company deferred all revenue related to these products until such time as the unit was provided to a patient with a prescription. As of December 31, 2004, the Company had recorded deferred revenue of $1,302,000 related to these units. The guaranteed sales provisions expired on September 30, 2005 and the remaining deferred revenue related to these units of approximately $885,000 was recognized as revenue.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(d) Clinical Trial Expense Accrual

The Company’s clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, the Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. For the fiscal year ended December 31, 2005 and 2004, the Company adjusted its accrual for clinical trial expenditures to reflect its most current estimate of liabilities outstanding to outside parties.

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that the Company conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study will include patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial, with approval from the FDA, commenced patient enrollment in the fall of 2004 and is scheduled to be completed within three to four years. Although the Company cannot predict with certainty the costs necessary to complete this study, the Company currently estimates it will cost between $7-8 million of additional spending to complete the study.

Additionally, in April of 2005, the Company completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate community-acquired pneumonia. Based on the results of this study, in October 2005, the Company submitted a supplemental New Drug Application to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. In January 2006, the FDA accepted the submission of filing.

For the clinical development of FACTIVE, the Company recorded approximately $13,042,000 in 2005, $13,567,000 in 2004 and no expenses in 2003. For the clinical development of Ramoplanin the Company recorded expenses of approximately $304,000 in 2005, $8,169,000 in 2004, and $10,829,000 in 2003.

(e) Accounts Receivable

Accounts receivable, trade consists of amounts due from wholesalers for the purchase of FACTIVE. Ongoing evaluations of customers are performed and collateral is generally not required. As of December 31, 2005 and 2004, the Company has not reserved any amount for bad debts related to the sale of FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2005, payments have generally been made in a timely manner.

The following table represents accounts receivable (in thousands):

	December 31,
	2005	2004
Trade, net	$3,170	$3,852
Co-promotion	1,825	—
Other	1,211	371

Total	$6,206	$4,223

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(f) Restricted Cash

The Company’s restricted cash primarily consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of December 31, 2005, the remaining three semi-annual interest payments, totaling $7,560,000 plus accrued interest, which are payable on April 15th and October 15th of 2006 and April 15th of 2007 are restricted. In addition, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco facility and the Waltham facility expire on February 28, 2011 and March 31, 2012, respectively.

(g) Property and Equipment

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

Depreciation expense was approximately $644,000, $1,119,000 and $2,545,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

(h) Inventories

Inventory is stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. Inventory consists of FACTIVE raw material in powder form and work-in-process of approximately $9,770,000 and $4,373,000, and FACTIVE finished tablets of approximately $4,417,000 and $3,752,000, as of December 31, 2005 and 2004, respectively. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off. During 2005 and 2004, the Company recorded an inventory reserve provision of approximately $1,067,000 and $11,000, respectively to cost of sales related to slow moving and obsolete trade inventory. At December 31, 2005 and 2004, there was approximately $2,072,000 and $3,791,000 respectively, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the accompanying consolidated balance sheet.

The following table represents trade inventories (in thousands):

	December 31,
	2005	2004
Raw material	$8,418	$1,485
Work-in-process	1,352	2,888
Finished goods	4,417	3,752

Total	$14,187	$8,125

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(i) Net Loss Per Share (in thousands)

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive securities which consist of stock options, securities sold under the Company’s directors’ deferred stock plan, convertible notes, warrants and unvested restricted stock that are not included in net loss per share totaled 38,613, 37,321 and 7,366 shares of the Company’s common stock (prior to the application of the treasury stock method) during the years ended December 31, 2005, 2004 and 2003, respectively.

(j) Single Source Suppliers

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

TESTIM

Pursuant to the Company’s co-promotion arrangement with Auxilium, Auxilium is responsible for the manufacture and distribution of TESTIM. Auxilium relies on a single third party source for the manufacture of TESTIM as well as certain raw materials used to produce TESTIM. The disruption or termination of the supply of TESTIM by Auxilium or its third party contractors could have a material adverse effect on the Company’s business, financial position and results of operations.

(k) Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance- sheet and credit risk concentrations. The Company has no off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several nonaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

Year-Ended December 31,	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C	D	E	F	G
2005	2	*	*	*	*	29%	52%	*
2004	4	21%	*	*	15%	25%	17%	*
2003	4	17%	11%	14%	47%	*	*	*

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable.

As of December 31,	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C	D	E	F	G
2005	2	*	*	*	*	27%	54%	*
2004	3	*	*	*	*	14%	49%	22%

* balance is less than 10%

To date, the Company has not written off any significant accounts.

(l) Use of Estimates

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

(m) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash and cash equivalents, short-term marketable securities and accounts receivable, approximates the carrying values of these instruments.

(n) Reclassifications

The Company has reclassified certain prior-year information to conform with the current year’s presentation.

Additionally in 2005, the Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in prior periods was reported on a combined basis as a single amount.

(o) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $7,666,000, $5,921,000 and $6,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

(p) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses in marketable securities. In 2005 and 2004, the net loss of approximately $88,593,000 and $93,271,000 is equal to the comprehensive net

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

loss. In 2003, the Company recorded an unrealized gain of approximately $285,000 to comprehensive income related to sale of Vicuron common shares received in connection with the exercise of a warrant.

(q) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. Prior to sale of the genomics services segment in 2003, the Company had viewed its operations and managed its business as principally two operating segments: genomics services and biopharmaceutical. In 2004, the Company exited the genomics services segment, merged with Genesoft and launched FACTIVE on September 9, 2004. As a result, the Company believes it now operates in one segment called biopharmaceutical and product sales and the financial information disclosed herein represents all of the material financial information related to the Company’s one operating segment. In addition, in the fourth quarter of 2004, the Company reclassified all periods to present the revenues and expenses associated with the genomics business as discontinued operations as the Company no longer had significant involvement in the cash flows of this business. All of the Company’s revenues are generated in the United States and all assets are located in the United States. All of the Company’s revenues is generated from customers based in the United States.

Revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In periods prior to 2004, the measure of gross profit for the biopharmaceutical segment is equal to total segment revenues less externally funded research and development costs related to the Company’s alliance arrangements and government research grants.

(r) Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS No. 144, long-lived assets and identifiable intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating the undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, then the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of the asset exceeds its fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the asset.

The Company also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. The Company performs an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

be impaired. Because the Company has a single operating segment, which is its sole reporting unit, the Company performs this test by comparing the fair value of the entity with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded.

As of December 31, 2005, the Company does not believe that any of its long-lived assets, goodwill, and other intangible assets are impaired.

(s) Recent Accounting Pronouncements

Stock-Based Compensation

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

SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a release that amended the compliance dates for SFAS 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

—	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

—	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123(R) using the “modified prospective” method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accounting for Inventory Costs

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal year beginning after November 24, 2004. The Company will apply the provisions of SFAS No. 151 starting January 1, 2006 on a prospective basis as required by SFAS 151. The Company does not believe there will be a material effect on its financial condition or results of operations from the adoption of the provisions of SFAS No. 151.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years after the date the statement was issued. The Company will apply the provisions of SFAS No. 154 starting January 1, 2006 on a prospective basis. The Company does not believe that there will be a material effect on its financial condition or results of operations from the adoption of the provisions of SFAS No. 154.

(t) Pro Forma Disclosure of Stock-Based Compensation

The Company applies the intrinsic value method under APB No. 25 and related interpretations, in accounting for its stock-based compensation plans for awards to employees, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company records compensation expense equal to the fair value of options granted to non-employees over the period of service, which is generally the vesting period.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123” for all employee stock options granted under the Company’s option plans and shares issued under the Company’s 2000 Employee Stock Purchase Plan using the Black-Scholes option pricing model prescribed by SFAS No. 123 (in thousands, except per share data). The assumptions below relate only to the employee options granted.

	2005	2004	2003
Risk-free interest rate	3.71%–4.45%	2.85%–4.88%	3.07%–3.96%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	52%	81%	83%
Weighted average grant date fair value	$1.20	$3.48	$1.22

	2005	2004	2003
Net loss as reported	$(88,593)	$(93,271)	$(29,789)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	1,006	5,071	817
Less: Total stock-based compensation cost determined under fair value based method for all employee awards	(7,231)	(10,768)	(2,453)

Pro forma net loss	$(94,818)	$(98,968)	$(31,425)

Basic and diluted net loss per share
As reported	$(1.16)	$(1.33)	$(1.13)

Pro forma	$(1.24)	$(1.41)	$(1.20)

The Company’s stock option grants typically vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the pro forma effects on 2005, 2004 and 2003 net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Assets:
Current Assets	$6,684
Property & Equipment	263
Intangible Assets Subject to Amortization	74,675
Restricted Cash	3,697
In-Process Research & Development	11,704
Goodwill	62,495

Total Assets Acquired	$159,518

Liabilities:
Current Liabilities	$5,199
Long-Term Liabilities	22,310
Accrued Facility Costs	21,617

Total Liabilities Assumed	$49,126

Net Assets Acquired	$110,392

The valuation of the purchased intangible assets of $74.7 million was based on the result of a valuation using the income approach and applying risk–adjusted discount rates between 15% and 22%. The valuation of purchased intangible assets includes the license to Genesoft’s lead product and developed technology, FACTIVE, valued at $69.5 million. FACTIVE is an orally administered, broad-spectrum fluoroquinolone antibiotic which was approved by the FDA for the treatment of acute bacterial exacerbation of chronic bronchitis (AECB) and community-acquired pneumonia (CAP) of mild to moderate severity. The valuation of purchased intangible assets also includes the value of a manufacturing and supply agreement for FACTIVE with a third party of $5.2 million.

At the time of acquisition, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. The adjustment was recorded as an additional cost of the acquired company. In the quarter ended December 31, 2005, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $734,000. The adjustment was recorded as a reduction to goodwill. In 2004, the Company paid approximately $1,419,000 against the 2004 accrual for termination benefits.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following tables display the restructuring liability activity recorded related to the Genesoft acquisition (in thousands):

	Year Ended December 31, 2005
	Balance at December 31, 2004	Liability Adjustment	Cash Payments	Interest Accretion	Balance at December 31, 2005
Facility lease liability	$19,375	$(734)	$(3,179)	$742	$16,204

	Year Ended December 31, 2004
	Balance at December 31, 2003	Liability Recorded	Cash Payments	Interest Accretion	Balance at December 31, 2004
Termination benefits	$—	$1,419	$(1,419)	$—	$—
Facility lease liability	—	21,617	(2,865)	623	19,375

	$—	$23,036	$(4,284)	$623	$19,375

In addition, the Company recorded interest expense of approximately $742,000 and $623,000 in 2005 and 2004, respectively in connection with the amortization of the discount related to the facility lease liability. The Company recorded the lease liability at its net present value and, accordingly, the Company recorded interest expense associated with the amortization of this discount.

Additionally, the Company recorded approximately $5,423,000 of deferred compensation related to the intrinsic value of unvested options issued in exchange for options assumed in the merger in 2004. The Company recorded approximately $836,000 and $4,587,000 in amortization of deferred compensation in 2005 and 2004, respectively, in connection with the merger.

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

The pro forma statements of operations are based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Genesoft acquisition is being accounted for using the purchase method of accounting (in thousands, except per share data).

	Year Ended December 31,
	2004 (Actual)	2004 (Pro forma)	2003 (Actual)	2003 (Pro forma)
Revenue	$6,613	$7,046	$7,009	$13,148
Total costs and expenses	97,229	99,994	39,943	67,244
Net loss	$(93,271)	$(95,732)	$(29,789)	$(50,583)
Weighted average number of shares—basic and diluted	70,350	70,350	26,290	37,993
Net loss per share	$(1.33)	$(1.36)	$(1.13)	$(1.33)

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(4) Restructuring Plans

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

In the fourth quarter of 2004, the Company relocated its corporate headquarters from one facility in Waltham, Massachusetts to a different facility in Waltham, Massachusetts. The Company completed the relocation to obtain administrative space that was needed to support the launch of FACTIVE. The abandonment of the former corporate headquarters was accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, the Company recorded a restructuring charge of approximately $4.7 million which was comprised of $2.7 million related to the remaining facility costs that will continue to be incurred through the lease expiration date on November 15, 2006, net of expected sublease payments and $2.0 million for the write-off of the net book value of the leasehold improvements at the abandoned facility.

The following tables summarize the restructuring activity during 2005 and 2004 (in thousands):

	Year Ended December 31, 2005
	Balance at December 31, 2004	Cash Payments	Balance at December 31, 2005
Facility lease liability	$2,219	$(1,143)	$1,076

	Year Ended December 31, 2004
	Balance at December 31, 2003	Liability Recorded	Cash Payments	Write-off of Leasehold Improvements	Adjustment to Liability	Balance at December 31, 2004
Termination benefits	$612	$99	$(609)	$—	$(102)	$—
Facility lease liability	—	4,681	(486)	(1,976)	—	2,219

	$612	$4,780	$(1,095)	$(1,976)	$(102)	$2,219

(5) Sale of Genomics Services and Intellectual Property

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

During the year ended December 31, 2005, the Company received approximately $2,388,000 in exchange for 500,000 shares of Agencourt Bioscience Corporation (Agencourt) common stock when Agencourt was acquired

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

by Beckman Coulter. The Company received the original 500,000 shares as part of the sale of the genomics services business in 2002 to Agencourt. In connection with the receipt of these funds, the Company recorded a gain on the sale of the stock of approximately $2.2 million during the year ended December 31, 2005. In addition, the Company may receive additional funds through 2008 based on milestones achieved by Agencourt.

The cash flows from the genomics services group were no longer significant during the quarter ended December 31, 2004 and therefore eliminated from the ongoing operations of the Company as a result of the disposal transaction. As a result, the genomics services business is considered to be a “discontinued operation” as defined by SFAS No. 144. Accordingly, during the fourth quarter of 2004, the Company presented the revenues and associated expenses as a discontinued operation as the Company no longer has significant involvement in the cash flows of this business.

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

(b) Sale of Intellectual Property

During the year ended December 31, 2005, the Company recorded income from sale of intellectual property of $2,500,000, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth, which was recorded as income from sale of intellectual property in the accompanying consolidated statement of operations for the year ended December 31, 2005.

In December 2003, the Company sold its pending applications related to the organism Streptococcus pneumoniae to Sanofi Pasteur for a one-time cash payment of $3,000,000. The Company has recorded the gain on the sale as other income in the consolidated statements of operations for the year ended December 31, 2003.

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
Goodwill	$61,529	$62,495
License Agreement, net	61,019	65,452
Manufacturing Relationship, net	4,588	4,922

Total	$127,136	$132,869

(a) Goodwill

The Company’s goodwill relates entirely to the acquisition of Genesoft, which occurred on February 6, 2004. During 2005, the Company recorded a reduction to goodwill of approximately $966,000 primarily related to additional sublease income related to the South San Francisco facility in the amount of approximately $734,000 and $232,000 related to a decrease to the amount of assumed accrued expenses originally estimated with the acquisition of Genesoft. As of December 31, 2005, the Company does not believe that its goodwill is impaired. No amount of the goodwill balance at December 31, 2005 will be deductible for income tax purposes.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(b) Intangible Assets

As of December 31, 2005, intangible assets consist of the following (in thousands):

Asset Classification	Cost	Accumulated Amortization	Net
License Agreement	$69,452	$(8,433)	$61,019
Manufacturing Relationship	5,223	(635)	4,588

Total	$74,675	$(9,068)	$65,607

Both intangibles are amortized on a straight-line basis over the remaining legal life of the underlying patent which is approximately 15.7 years, and corresponds to the estimated useful life of such assets. During 2005 and 2004, the Company recorded approximately $4,767,000 and $4,302,000 of amortization expense, respectively.

The remaining amortization in future periods is as follows (in thousands):

Year-Ending December 31,
2006	$4,767
2007	4,767
2008	4,767
2009	4,767
2010	4,767
Thereafter	41,772

Total	$65,607

(7) Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, the Company’s investments included short-term marketable securities and at December 31, 2004, the Company’s investments included short-term marketable securities, most of which were classified as held-to-maturity, as the Company had the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates fair value. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates fair value. At December 31, 2005, cash and cash equivalents consisted of money market funds and commercial paper and marketable securities consisted of corporate obligations. At December 31, 2004, cash and cash equivalents consisted of money market funds and debt securities and marketable securities consisted of corporate obligations and government agency issues. At December 31, 2005 and 2004, the average maturity of the Company’s investments was approximately 0.9 months and 4.3 months, respectively. At December 31, 2005 and 2004, the Company had a net unrealized loss of approximately $1,000 and $232,000, respectively, which is the difference between the amortized cost and the fair value of the held-to-maturity investments related to government and well capitalized corporations. Therefore, the Company deems the loss to be temporary. The fair value of the Company’s cash equivalents and marketable securities is determined based on market value.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005 and 2004, the Company’s cash and cash equivalents and investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Cash and Cash Equivalents:
Cash	$43,069	$—	$—	$43,069
Money market funds	11,326	—	—	11,326
Commercial paper	11,223	4	—	11,227

Total cash and cash equivalents	$65,618	$4	$—	$65,622

Marketable Securities (held-to-maturity):
Short-term corporate obligations	$2,696	$—	$(1)	$2,695

Total short-term marketable securities	$2,696	$—	$(1)	$2,695

December 31, 2004
Cash and Cash Equivalents:
Cash	$45,190	$—	$—	$45,190
Money market funds	12,446	—	—	12,446
Debt-securities, U.S. government and agency issues	2,485	1	—	2,486
Debt-securities, corporate obligations	4,622	—	(3)	4,619

Total cash and cash equivalents	$64,743	$1	$(3)	$64,741

Marketable Securities (held-to-maturity):
Short-term U.S. government and agency issues	$2,485	$1	$—	$2,486
Short-term corporate obligations	92,199	4	(237)	91,966

Total short-term marketable securities	$94,684	$5	$(237)	$94,452

Marketable Securities (available for sale)	$225	$—	$—	$225

(8) Notes Receivable

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was issued notes by the lessor totaling approximately $2,740,000 related to the repayment of security deposits made by the Company. The notes bear interest at rates ranging from 5.5% to 6.25% and have expiration dates ranging from March 2008 to August 2008. Principal and interest are repaid by the lessor to the Company over the 36 month lease term as lease payments are made on the vehicles.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(9) Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $377,305,000 and $278,981,000 available to reduce federal and state taxable income, respectively, if any. The Company also had tax research credit carryforwards of approximately $20,045,000 to reduce federal and state income tax, if any. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. Additionally, certain losses have begun to expire due to the limitations of the carryforward. The net operating loss and tax credit carryforwards expire approximately as follows (in thousands):

Expiration Date	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Research Tax Credit Carryforwards	Investment Tax Credit Carryforwards
2006	1,807	9,020	208	37
2007	2,206	11,489	274	4
2008	2,616	33,016	84	32
2009	1,038	34,032	24	40
2010-2026	369,638	191,424	19,455	—

	$377,305	$278,981	$20,045	$113

The components of the Company’s net deferred tax asset at the respective dates are as follows (in thousands):

	December 31,
	2005	2004
Net operating loss carryforwards	$138,955	$112,386
Research and development credits	17,148	16,439
Investment tax credits	75	101
Capitalized research and development costs	8,262	10,892
Depreciation	1,625	2,356
Facility impairment liability related to merger	6,879	9,077
Sale reserves and allowances	467	738
Intangible assets acquired at merger	(25,278)	(28,340)
Restructuring liabilities	(414)	(894)
Other temporary differences	2,927	3,490

Net deferred tax asset	150,646	126,245
Valuation allowance	(150,646)	(126,245)

Net deferred tax asset	$—	$—

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets. The valuation allowance increased by approximately $24,401,000 from December 31, 2004 to December 31, 2005, primarily due to the increase in net operating loss carryforwards.

(10) Commitments

(a) Lease Commitments

During 2004, the Company moved from its former headquarters in Waltham, Massachusetts, which has approximately 81,000 square feet and a lease expiration of November 15, 2006, to a new facility in Waltham, Massachusetts. The Company’s new headquarters of approximately 36,000 square feet is under an operating lease which expires on March 31, 2012 and includes an option to renew for an additional five years. The rent payments under the Company’s headquarters lease include lease escalation clauses. In addition, for the months of November and December in 2006 and 2007, total rental payments are abated by approximately $121,000 and $131,000, respectively. The rent differential related to the rent holidays and escalation provisions have been accounted for as deferred rent. The Company assumed a lease obligation in South San Francisco, California when it merged with Genesoft. The leased space is approximately 68,000 square feet and the lease expires on February 28, 2011. A portion of the old headquarters in Waltham, Massachusetts and the facility in South San Francisco, California have been subleased to external parties in 2005 and 2004.

The future minimum lease payments under the operating leases at December 31, 2005 are as follows (in thousands):

Year-Ending December 31,	Restructuring/Impaired Facilities	Headquarter Facility
2006	$5,068	$712
2007	4,366	732
2008	4,519	905
2009	4,677	936
2010	4,821	978
Thereafter	807	1,223

Total	$24,258	$5,486

Rent expense relating to the Company’s headquarters in 2005 and 2004 amounted to approximately $833,000 and $347,000, respectively. Rent expense in 2003 relating exclusively to the Company’s former headquarters amounted to approximately $1,079,000. Rent payments for facilities accounted for in the restructuring and facility impairment accruals amounted to $5,204,000 and $4,443,000 in 2005 and 2004, respectively. Rental payments from subleasing arrangements were approximately $3,571,000, and $2,354,000 in 2005 and 2004, respectively and were accounted for as part of the Company’s restructuring and impairment accruals. Rental income from subleasing arrangements was approximately $11,000 in 2003. The aggregate minimum amount of rental payments to be received in future periods from existing contracted subleasing arrangements is approximately $5,036,000 as of December 31, 2005.

(b) Employment Agreements

The Company has employment agreements with its executive officers and several key employees, which provide for bonuses, as defined, and severance benefits upon termination of employment, as defined.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(c) Litigation

The Company is involved in various legal matters, which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any matter will have a material adverse effect on its financial condition, results of operations or cash flows.

(11) Long-term Obligations

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $6.64 per share. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the December 31, 2005 and December 31, 2004 consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

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

(12) Shareholders’ Equity

(a) Stock Options

The Company grants stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. Generally, options granted to employees vest over a two to four year time period and options granted to non-employees vest over a one to three year time period. Additionally, all options granted to both employees and non-employees have a contractual life of ten years from date of grant. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company, options to purchase common stock. As of December 31, 2005, 10,812,228 shares were authorized and 1,950,257 shares were available under the Option Plans for future issuance.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In December 2005, in accordance with transition guidance issued by the Internal Revenue Code in connection with Section 409A, the Company approved a plan to cancel the outstanding discounted stock options and issue replacement options with an exercise price equal to the current fair market value of the Company’s common stock. The replacement options are not discounted and therefore not subject to the additional taxes imposed by Section 409A. Because the replacement options have a higher exercise price than the canceled discounted options, a cash payment in an amount equal to the aggregate spread between the two exercise prices, as well as an amount to cover the tax payable in respect of such payment, will be made to each affected optionee. The cash payments under this plan will total approximately $65,000. The Company does not anticipate issuing discounted stock options as part of employee compensation in the future.

The Company records deferred compensation when stock options, restricted stock and other stock-based awards are granted to employees at an exercise price per share that is less than the fair market value on the date of the grant. Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options or shares granted. Deferred compensation is amortized on a straight-line basis over the vesting period of the underlying awards. During the years ended 2005, 2004 and 2003, the Company recorded $0, $5,880,000, and $819,000 respectively, of deferred compensation related to employee stock-based awards. The Company recorded amortization of deferred compensation related to employee stock-based awards of $1,006,000, $5,071,000, and $817,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a summary of activity under the Option Plans:

	Number of Shares (in thousands)	Exercise Price Range	Weighted Average Price
Outstanding, December 31, 2002	4,477	$0.10-66.00	$6.47
Granted	709	0.38-2.97	0.94
Exercised	(337)	0.51-2.40	1.48
Canceled	(804)	0.51-66.00	6.31

Outstanding, December 31, 2003	4,045	$0.10-49.91	$5.94
Granted	2,941	1.46-6.73	4.83
Exchanged upon merger	3,311	0.07-2.94	0.36
Exercised	(2,130)	0.07-5.91	0.88
Canceled	(530)	0.51-49.91	6.53

Outstanding, December 31, 2004	7,637	$0.07-27.66	$4.47
Granted	4,290	1.72-3.60	2.49
Exercised	(1,387)	0.07-2.30	0.45
Canceled	(1,679)	0.24-21.59	4.91

Outstanding, December 31, 2005	8,861	$0.07-27.66	$4.06

Exercisable, December 31, 2005	4,601	$0.07-27.66	$4.79

Exercisable, December 31, 2004	4,720	$0.07-27.66	$4.34

Exercisable, December 31, 2003	2,490	$0.10-49.91	$6.86

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The range of exercise prices for options outstanding and options exercisable under the Option Plans at December 31, 2005 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (In Years)	Options Outstanding		Options Exercisable
		Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 0.07	7.11	633	$0.07	633	$0.07
$ 0.38 – 0.51	7.23	175	0.44	175	0.44
$ 0.67 – 0.93	7.42	39	0.71	39	0.71
$ 1.10 – 1.65	6.48	618	1.30	550	1.28
$ 1.67 – 2.48	9.31	1,885	1.89	519	1.97
$ 2.62 – 3.89	8.93	2,265	3.04	624	2.95
$ 3.95 – 5.91	7.99	1,837	5.11	840	5.18
$ 6.16 – 8.87	3.83	756	7.78	568	8.18
$ 9.93 –14.72	4.86	632	14.05	632	14.05
$18.59 –27.66	4.54	21	20.57	21	20.57

Total	7.74	8,861	$4.06	4,601	$4.79

(b) Sale of Common Stock

In February 2004, the Company sold 16.8 million shares of its common stock at $5.25 per share resulting in net proceeds received of approximately $81 million in connection with the merger with GeneSoft Pharmaceuticals.

(c) Warrants (in thousands)

As of December 31, 2005 and 2004, the Company had warrants outstanding for the purchase of 3,138 shares of common stock at exercise prices ranging from $3.37-$11.33. These warrants are fully vested at December 31, 2005 and are as follows:

Warrants Outstanding	Exercise Price	Expiration
536	$3.37	December 31, 2008
2,554	$3.48	October 15, 2008
48	$11.33	June 13, 2011

(d) Note Receivable from Officer

In March 2001, the Company loaned $163,000 to an officer of the Company to allow him to pay income tax liabilities associated with a restricted stock grant of 24,000 shares. The loan bears interest at 4%. Under the terms of the agreement, the note was originally due on December 31, 2004, with an option to extend until December 31, 2006. During 2004, the repayment date was extended by the officer until December 31, 2006, as allowable by the agreement. The principal amount of the note is non-recourse as it is secured only by the 24,000 shares of restricted stock. The interest portion of the loan is full-recourse as it is secured by the officer’s personal assets. The Company issued the restricted shares to the officer for no consideration and as a result recorded deferred compensation of approximately $347,000, which is being amortized over the vesting period of the award, ending on December 31, 2007.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(e) Employee Stock Purchase Plan

In February 2000, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. No compensation expense is recorded in connection with the plan due to the fact that the plan qualifies as noncompensatory under APB No. 25. As of December 31, 2005, the Company has issued 852,558 shares under this plan. As of December 31, 2005, 1,500,000 shares were authorized and 647,442 shares were available for future issuance under this plan.

(f) Proceeds from Legal Claim

In June 2003, the Company received approximately $585,000, net of legal costs, from a settlement of a claim with an investor. This amount was recorded within shareholders’ equity as it relates to proceeds received from a shareholder.

(g) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2005 consists of the following (in thousands):

Stock option and incentive plans	10,812
Employee stock purchase plan	647
Warrants	3,138
Conversion of convertible notes	26,357

Total	40,954

(13) Incentive Savings 401(k) Plan

The Company maintains an incentive savings 401(k) plan (the 401(k) Plan) for the benefit of all employees. The Company matches 50% of the first 6% of salary, which for 2005 was limited to the first $210,000 of annual salary. The Company contributed $183,210, $166,911, and $201,751 to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

(14) Supply Agreement

In October 2002, Genesoft, now a subsidiary of the Company, entered into a license and option agreement with LG Life Sciences to develop and commercialize FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. This agreement subsequently was assigned to the Company. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018. The term could extend further depending upon several factors, including whether the Company obtains patent extensions and the timing of the commercial sale of the product particular in a country. The product was approved for sale in the United States in April 2003 for the treatment of acute bacterial exacerbation of chronic bronchitis and community-acquired pneumonia of mild to moderate severity.

Under the terms of the agreement, LG Life Sciences has agreed to supply, and the Company is obligated to purchase, from LG Life Sciences all of the Company’s anticipated commercial requirements for FACTIVE bulk drug substance. LG Life Sciences currently supplies the FACTIVE bulk drug substance from its manufacturing facility in South Korea.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. The Company is also obligated to make aggregate milestone payments of up to $30 million (not including upfront payments) to LG Life Sciences (including milestone payments required by the amendments described below) upon achievement of additional regulatory approvals and sales thresholds and upon consummation of sublicensing agreements.

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. As part of the amendment of the agreement, the Company made a one time, upfront, payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

Gross margins of FACTIVE, after standard product costs and royalties but excluding amortization of intangible assets, are expected to be in the 70%-75% range for the first two years after launch and in the 65%-70% range thereafter. However, as a result of the amendment to the LG agreement discussed above, gross margins may return to the 70%-75% range if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the sales effort.

(15) Co-Promotion of TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement (the Co-Promotion Agreement) with Auxilium under which the Company and Auxilium have begun to co-promote in the U.S. Auxilium’s marketed product, TESTIM, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Pursuant to the Co-Promotion Agreement, the Company has the exclusive right to promote TESTIM jointly with Auxilium to primary care physicians. The initial term of the Co-Promotion Agreement with Auxilium ends on April 30, 2007. The Company may extend the agreement for two consecutive two-year periods provided that it has met certain milestones for each extension related to physician detailing, market share and gross sales. If these milestones are met and the Company does not elect to terminate the Co-Promotion Agreement, the first extension period will end on December 31, 2008 and the second extension period will end on April 30, 2011.

Both organizations have established and continue to jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM in the U.S. for the primary care physician market. The Company is obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. The Company and Auxilium share equally expenses related to the promotion of TESTIM to the primary care physician market. Each party will be responsible for the costs

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

associated with its own sales force. In addition, Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. These fees are classified as co-promotion revenue in the accompanying statements of operations. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling and marketing expense. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including if a generic form of TESTIM is approved and sold in the United States, in which case Auxilium is obligated to pay the Company a specified percentage of the profits for product sales for the following two years. Also, the Company has been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient.

(16) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Payroll and related expenses	$4,658	$2,983
Deferred rent	280	74
Professional fees	597	396
Severance	—	99
Interest related to convertible notes payable	1,144	1,114
Sales reserves and allowances	1,536	1,834
Merger fees	—	1,750
Finished goods inventory and related expense	—	3,354
Manufacturing expenses	—	453
Outsourced sales training and field expenses	486	2,271
Other	1,462	513

	$10,163	$14,841

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(17) Quarterly Consolidated Statements of Operations (unaudited)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 2005. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations (in thousands, except per share data).

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2005
Revenues:
Product sales	$20,458	$7,963	$4,778	$3,805	$3,912
Co-promotion	2,954	1,423	1,161	370	—
Biopharmaceutical	197	100	2	61	34

Total revenues	23,609	9,486	5,941	4,236	3,946
Costs and expenses:
Cost of product sales	9,830	3,439	2,018	2,307	2,066
Research and development	14,432	1,423	2,814	4,191	6,004
Selling and marketing	74,931	17,654	19,460	17,709	20,108
General and administrative	13,088	2,937	2,524	2,598	5,029

Total costs and expenses	112,281	25,453	26,816	26,805	33,207

Loss from operations	(88,672)	(15,967)	(20,875)	(22,569)	(29,261)
Other income (expense):
Interest income	3,400	773	877	880	870
Interest expense	(8,126)	(1,930)	(2,055)	(2,097)	(2,044)
Gain on sale of fixed assets	65	13	8	6	38
Income from sale of intellectual property	2,500	—	—	—	2,500
Gain on disposition of investment	2,162	—	143	2,019	—
Other income	43	—	—	3	40

Net other income (expense)	44	(1,144)	(1,027)	811	1,404

Loss from continuing operations	(88,628)	(17,111)	(21,902)	(21,758)	(27,857)
Income from discontinued operations	35	—	—	14	21

Net loss	$(88,593)	$(17,111)	$(21,902)	$(21,744)	$(27,836)

Net loss per common share:
Basic and diluted	$(1.16)	$(0.22)	$(0.29)	$(0.28)	$(0.37)

Weighted average common shares outstanding:
Basic and diluted	76,549	77,162	76,759	76,348	75,906

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	Year	Thirteen Week Period Ended December 31,	Thirteen Week Period Ended September 25,	Thirteen Week Period Ended June 26,	Thirteen Week Period Ended March 27,
2004
Revenues:
Product sales	$4,067	$2,686	$1,381	$—	$—
Biopharmaceutical	2,546	35	140	710	1,661

Total revenues	6,613	2,721	1,521	710	1,661
Costs and expenses:
Cost of product sales	3,381	2,186	1,195	—	—
Research and development	29,557	7,394	8,703	7,828	5,632
Selling and marketing	34,826	16,297	12,105	5,696	728
General and administrative	12,981	3,421	2,744	3,790	3,026
Write-off of in-process technology	11,704	—	—	—	11,704
Restructuring charge	4,780	4,682	—	—	98

Total costs and expenses	97,229	33,980	24,747	17,314	21,188

Loss from operations	(90,616)	(31,259)	(23,226)	(16,604)	(19,527)
Other income (expense):
Interest income	2,424	864	870	498	192
Interest expense	(5,625)	(2,065)	(2,019)	(1,245)	(296)
Gain on sale of fixed assets	338	116	86	85	51

Net other expense	(2,863)	(1,085)	(1,063)	(662)	(53)

Loss from continuing operations	(93,479)	(32,344)	(24,289)	(17,266)	(19,580)
Income from discontinued operations	208	62	46	—	100

Net loss	$(93,271)	$(32,282)	$(24,243)	$(17,266)	$(19,480)

Net loss per common share:
Basic and diluted	$(1.33)	$(0.43)	$(0.32)	$(0.23)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	70,350	75,026	74,662	74,326	56,150

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(18) Subsequent Events

(a) Partnership With Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement (the Sublicensing Agreement) with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining regulatory approval for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestones payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The up-front payment will be accounted for over the term of the agreement. The royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company and the Company must exclusively supply, all active pharmaceutical ingredient for FACTIVE. The Sublicensing Agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice.

(b) Ramoplanin Rights

On February 3, 2006, the Company entered into an agreement with Vicuron, a wholly owned subsidiary of Pfizer Inc., whereby the Company acquired the worldwide rights to and assumed the full control of Ramoplanin manufacturing, development and commercialization. In exchange for the assignment of the rights under this acquisition agreement, the Company made a one-time, up-front payment to Pfizer and will make additional milestone payments for regulatory filings and approvals in various countries. The Company will also pay mid-single-digit to low double-digit royalties to Pfizer for net sales of Ramoplanin dependent upon the territory. Pursuant to the acquisition agreement, the Company assumed all responsibility for manufacture of Ramoplanin and is currently in discussions with potential third-party manufacturers for Ramoplanin in order to secure long term product supply.