Form 10-Q
period 2006-03-31
OSCIENT PHARMACEUTICALS CORP
filed 2006-05-10
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	96,087,929 Shares
$0.10 PAR VALUE	Outstanding May 5, 2006

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,350	$65,618
Marketable securities (held-to-maturity)	—	2,696
Restricted cash	5,346	5,386
Interest receivable	336	461
Notes receivable	561	561
Accounts receivable	8,987	6,206
Inventories	12,909	14,187
Prepaid expenses and other current assets	3,563	4,340

Total current assets	84,052	99,455
Property and Equipment, at cost:
Manufacturing and computer equipment	4,613	4,622
Equipment and furniture	1,160	1,160
Leasehold improvements	135	135

	5,908	5,917
Less—Accumulated depreciation	4,248	4,069

	1,660	1,848
Restricted cash	6,454	6,344
Long-term notes receivable	1,599	1,739
Other assets	4,424	4,573
Intangible assets, net	64,416	65,607
Goodwill	61,529	61,529

	$224,134	$241,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,490	$6,447
Accrued expenses and other current liabilities	12,795	10,163
Current portion of accrued facilities impairment charge	2,604	2,175
Accrued restructuring charge	965	1,076
Clinical trial expense accrual	1,552	1,844
Deferred revenue	233	—

Total current liabilities	23,639	21,705
Long-term liabilities:
Long-term obligations, net of current maturities	175,060	175,060
Noncurrent portion of accrued facilities impairment charge	13,188	14,029
Other long-term liabilities	2,504	2,200
Noncurrent portion of deferred revenue	78	—
Commitments
Shareholders’ Equity:
Common stock, $0.10 par value - Authorized - 174,375 shares, Issued and Outstanding - 78,083 and 77,350 in 2006 and 2005, respectively	7,808	7,735
Series B restricted common stock, $0.10 par value - Authorized - 625 shares, Issued and Outstanding - None in 2006 and 2005	—	—
Additional paid-in-capital	359,552	357,968
Accumulated deficit	(357,532)	(337,428)
Deferred compensation	—	(11)
Note receivable from officer	(163)	(163)

Total shareholders’ equity	9,665	28,101

	$224,134	$241,095

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product sales	9,246	3,912
Co-promotion	1,545	—
Biopharmaceutical/other	182	34

Total revenues	10,973	3,946
Costs and expenses(1):
Cost of product sales	2,750	2,066
Research and development	2,928	6,004
Selling and marketing	20,445	20,108
General and administrative	3,640	5,029

Total costs and expenses	29,763	33,207

Loss from operations	(18,790)	(29,261)
Other income (expense):
Interest income	696	870
Interest expense	(2,010)	(2,044)
Gain on sale of fixed assets	—	38
Income from sale of intellectual property	—	2,500
Other income	—	40

Net other income (expense)	(1,314)	1,404

Loss from continuing operations	(20,104)	(27,857)
Income from discontinued operations	—	21

Net loss	(20,104)	(27,836)

Loss from continuing operations per common share:
Basic and diluted	(0.26)	(0.37)
Loss from discontinued operations per common share:
Basic and diluted	—	—

Net loss per common share:
Basic and diluted	(0.26)	(0.37)

Weighted average common shares outstanding:
Basic and diluted	77,618	75,906

(1) Includes non-cash stock-based compensation as follows:
Cost of product sales	12	—
Research and development	50	836
Selling and marketing	393	—
General and administrative	643	112

	1,098	948

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Loss from continuing operations	$(20,104)	$(27,857)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,379	1,330
Provision for excess and obsolete inventories	23	—
Non-cash interest expense	366	406
Gain on disposal of fixed assets	—	(38)
Stock-based compensation	1,098	948
Changes in assets and liabilities
Interest receivable	125	642
Accounts receivable	(2,781)	(787)
Inventories	1,255	(2,981)
Prepaid expenses and other current assets	777	(2,485)
Accounts payable	(957)	(1,568)
Accrued expenses and other current liabilities	2,632	1,514
Clinical trial expense accrual	(292)	1,756
Deferred revenue	311	(389)
Accrued facilities impairment charge	(573)	(703)
Accrued restructuring charge	(111)	(511)
Other long-term liabilities	304	307

Net cash used in operating activities	(16,548)	(30,416)

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	2,696	46,665
Purchases of property and equipment	—	(339)
Proceeds from sale of property and equipment	—	135
Increase in restricted cash	(70)	(32)
(Increase) decrease in other assets	(56)	14
Proceeds from notes receivable	140	—
Issuance of notes receivable	—	(1,387)

Net cash provided by investing activities	2,710	45,056

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	122	353
Proceeds from issuance of stock under the employee stock purchase plan	448	200
Payments on current maturities of long-term obligations	—	(292)

Net cash provided by financing activities	570	261

Cash Flows from Discontinued Operations (Revised):
Operating cash flows	—	21

Total	—	21

Net (Decrease) Increase in Cash and Cash Equivalents	(13,268)	14,922
Cash and Cash Equivalents, beginning of period	65,618	64,743

Cash and Cash Equivalents, end of period	$52,350	$79,665

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

These consolidated financial statements have been prepared by Oscient Pharmaceuticals Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 10, 2006.

(2)	Summary of Significant Accounting Policies

The Company is a biopharmaceutical company committed to the clinical development and commercialization of important new therapeutics to serve unmet medical needs. On February 6, 2004, the Company completed a merger with GeneSoft Pharmaceuticals, Inc. (Genesoft), a privately-held pharmaceutical company based in South San Francisco, California, whereby Genesoft became the Company’s wholly owned subsidiary. The Company’s lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia (CAP) of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis (AECB). The Company launched FACTIVE tablets in September 2004. In May 2005, the Company began co-promoting in the United States Auxilium Pharmaceuticals Inc.’s (Auxilium) product, TESTIM® gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism.

The Company has two product candidates currently in development for the hospital marketplace in the United States, including a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of Clostridium difficile-associated disease (CDAD), a serious hospital-acquired infection. Ramoplanin has completed Phase II clinical development, and the Company recently agreed with the FDA on a Special Protocol Assessment for its continued clinical development and is advancing the clinical program of Ramoplanin toward a Phase III trial. The Company’s other product candidate is an intravenous formulation of FACTIVE that is being studied for formulation development.

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

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, the Company began recognizing co-promotion revenue of TESTIM gel in connection with its agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects that its revenues derived from biopharmaceutical alliances will continue to decrease, while product revenues and co-promotion revenues are expected to increase based on the anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

The Company expects demand for FACTIVE to be highest between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause the Company’s product sales to vary from year to year. Due to these seasonal fluctuations in demand, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognizes revenue from FACTIVE product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Co-Promotion Revenue

Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, is classified as co-promotion revenue in the accompanying consolidated statements of operations. Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified cumulative sales threshold determined on an annual basis. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the accompanying consolidated statements of operations.

Biopharmaceutical/Other Revenue

Prior to the merger with Genesoft in 2004, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. The Company also maintained a genomics services business. The Company has now shifted its focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing, and analysis services.

Other revenues consist of sublicensing arrangements related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. 00-21. “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front payment related to a license agreement is recognized as revenue over the term of the Company’s obligations under the agreement.

(b) Sales Rebates, Discounts and Incentives

The Company’s FACTIVE product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When the Company delivers its product, the Company reduces the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates and special promotional programs.

Product Returns

Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and six months subsequent to the expiration date of the Company’s product. The Company’s product has a 36-month expiration period from the date of manufacturing into a tablet. At March 31, 2006 and December 31, 2005, the Company’s product return reserve was approximately $824,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers will deduct the 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of March 31, 2006 and December 31, 2005, the balance of the cash discounts reserve was approximately $140,000 and $50,000, respectively.

Rebates

The liability for managed care rebates is calculated upon historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2006 and December 31, 2005, the balance of the accrual for managed care rebates was approximately $420,000 and $381,000, respectively. Considering the estimates made by the Company, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, the Company believes its estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of March 31, 2006, there have been no material changes to the Company’s estimates in the periods presented.

Special Promotional Programs

The Company has offered certain promotional incentives to date to its customers and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Rebate Program

During the first quarter of 2006, the Company initiated a sample card program whereby the Company offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for this program in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). The Company was able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. The program expired on March 31, 2006, at which point the balance of the liability for this sample card program was approximately $2,606,000.

Voucher Rebate Program

During the fourth quarter of 2005, the Company initiated a voucher rebate program whereby it offered mail-in rebates to retail consumers. The Company has accounted for this program in accordance with EITF No. 01-09. The liability the Company recorded for this voucher rebate program was based upon the historical rebate redemption rates for the similar completed program that the Company commenced in the first quarter of 2005. As of March 31, 2006 and December 31, 2005, the balance of the liability for this voucher program was approximately $23,000 and $93,000, respectively. The program will expire on April 30, 2006 and the liability will be adjusted for the actual redemption rate.

(c) Clinical Trial Expense Accrual

The Company’s clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, the Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. For the three months ended March 31, 2006 and the year ended December 31, 2005, the Company adjusted its accrual for clinical trial expenditures to reflect its most current estimate of liabilities outstanding to outside parties.

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that the Company conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study will include patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial, with approval from the FDA, commenced patient enrollment in the fall of 2004 and is scheduled to be completed within three to four years of commencement. Although the Company cannot predict with certainty the remaining costs related to this study, the Company currently estimates that between $7-8 million of additional spending will be required to complete the study.

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

(d) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE. Ongoing evaluations of customers are performed and collateral is generally not required. As of March 31, 2006 and December 31, 2005, the Company has not reserved any amount for bad debts related to the sale of FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through March 31, 2006, payments have generally been made in a timely manner.

The following table represents accounts receivable (in thousands):

	As of March 31, 2006	As of December 31, 2005
Trade, net	$7,251	$3,170
Co-promotion	1,589	1,825
Other	147	1,211

Total	$8,987	$6,206

(e) Restricted Cash

The Company’s restricted cash primarily consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of March 31, 2006, the remaining three semi-annual interest payments, totaling approximately $8,019,000, which are payable on April 15th and October 15th of 2006 and April 15th of 2007 are restricted. At March 31, 2006, the restricted cash balance is approximately $7,670,000 excluding accrued interest. In addition, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco facility and the Waltham facility expire on February 28, 2011 and March 31, 2012, respectively.

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

Depreciation expense was approximately $188,000 and $138,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

(g) Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. Inventories consist of FACTIVE raw material in powder form and work-in-process of approximately $9,770,000 and $9,770,000, and FACTIVE finished tablets of approximately $3,139,000 and $4,417,000, as of March 31, 2006 and December 31, 2005, respectively. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off. At March 31, 2006 and December 31, 2005, there was approximately $1,079,000 and $2,072,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the accompanying consolidated balance sheet.

The following table represents trade inventories (in thousands):

	As of March 31, 2006	As of December 31, 2005
Raw material	$8,418	$8,418
Work-in-process	1,352	1,352
Finished goods	3,139	4,417

Total	$12,909	$14,187

(h) Net Loss Per Share (in thousands)

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive securities, which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 39,151 and 38,365 shares of the Company’s common stock (prior to the application of the treasury stock method) during the three month periods ended March 31, 2006 and 2005, respectively.

(i) Single Source Suppliers

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

(j) Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several unaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B
Three months ended March 31, 2006	2	36%	47%
Three months ended March 31, 2005	2	15%	68%

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable.

	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B
As of March 31, 2006	2	47%	38%
As of December 31, 2005	2	27%	54%

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

(l) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses of marketable securities. For the three month periods ended March 31, 2006 and 2005, the net loss is equal to the comprehensive loss.

(m) Reclassifications

The Company has reclassified certain prior year information to conform with the current year’s presentation. The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in prior periods was reported on a combined basis as a single amount.

(n) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. Prior to sale of the genomics services segment in 2003, the Company had viewed its operations and managed its business as principally two operating segments: genomics services and biopharmaceutical. In 2004, the Company exited the genomics services segment, merged with Genesoft and launched FACTIVE on September 9, 2004 and began its co-promotion of TESTIM in May 2005. As a result, the Company believes it now operates in one segment called biopharmaceutical and product sales and the financial information disclosed herein represents all of the material financial information related to the Company’s one operating segment. In addition, in the fourth quarter of 2004, the Company reclassified all periods to present the revenues and expenses associated with the genomics business as discontinued operations as the Company no longer had significant involvement in the cash flows of this business.

All of the Company’s product revenues are generated in the United States and all assets are located in the United States. All of the Company’s product revenues are generated from customers based in the United States.

(o) Long-Lived Assets

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

As of March 31, 2006, the Company does not believe that any of its long-lived assets, goodwill, or other intangible assets are impaired.

(p) Recent Accounting Pronouncements

Accounting for Inventory Costs

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal year beginning after November 24, 2004. The Company applied the provisions of SFAS No. 151 starting January 1, 2006 on a prospective basis as required by SFAS 151. The application of SFAS No. 151 did not have a material effect on the Company’s financial condition or results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years after the date the statement was issued. The Company applied the provisions of SFAS No. 154 starting January 1, 2006 on a prospective basis. The application of SFAS No. 154 did not have a material effect on the Company’s financial condition or results of operations.

(3)	Restructuring Plans

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

The following table summarizes the restructuring activity during the three month period ended March 31, 2006 (in thousands):

	Balance at December 31, 2005	Cash Payments	Balance at March 31, 2006
Restructuring facility lease liability	$1,076	$(111)	$965

At the time of acquisition of Genesoft in 2004, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No 95-3) the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. The adjustment was recorded as an additional cost of the acquired company. In the quarter ended December 31, 2005, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $734,000. The adjustment was recorded as a reduction to goodwill.

The following table summarizes the liability activity related to the Genesoft acquisition during the three month period ended March 31, 2006 (in thousands):

	Balance at December 31, 2005	Cash Payments	Interest Accretion	Balance at March 31, 2006
Assumed facility lease liability	$16,204	$(573)	$161	$15,792

(4)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, (SFAS No. 123R) using the modified prospective method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

Stock Plans

The Company grants stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of March 31, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, and cash performance awards. Generally, options granted to employees vest over a two to four year time period and options granted to non-employees vest over a one to three year time period, all of which have graded vesting. All options granted to both employees and non-employees have a contractual life of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. Certain options and restricted stock awards provide for accelerated vesting if there is a change in control. As of March 31, 2006, 10,366,100 shares were authorized and 733,835 shares were available under the 2001 Incentive Plan for future issuance. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 524,046 options to purchase common stock.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The current offering period began January 1, 2006 and is scheduled to end on June 30, 2006; therefore, January 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, the Company adjusts the estimated contributions to actual. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP. As of March 31, 2006, 1,500,000 shares were authorized and 415,332 shares were available for future issuance under this plan.

Prior to January 1, 2006, the Company applied the intrinsic value method under APB No. 25 and related interpretations, in accounting for its stock-based compensation plans for awards to employees, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18), the Company records compensation expense equal to the fair value of options granted to non-employees over the period of service, which is generally the vesting period. The Company generally used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123R, the Company’s consolidated net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss as reported	$(27,836)
Add: Share-based employee compensation cost, included in the determination of net loss as reported	948
Less: Total share-based compensation expense determined under the fair value method for all employee awards	(1,714)

Pro forma net loss	$(28,602)

Basic and diluted net loss per share
As reported	$(0.37)

Pro forma	$(0.38)

The adoption of SFAS No. 123R increased the Company’s first quarter 2006 operating loss, net loss, and cash flows used in operating activities by $1,051,000 and basic and diluted net loss per share by $0.01. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R. The Company’s adoption of SFAS No. 123R did not affect operating loss, loss before income tax benefit, net loss, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share during the three months ended March 31, 2005.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2006	2005
Expected volatility	52.75-53.41%	49.14-47.79%
Risk-free interest rate	4.35-4.72%	3.71-4.17%
Expected life (years)	5-6.25	5
Expected dividend	—	—

Volatility is determined exclusively based on historical volatility data of the Company’s common stock from the period of time beginning with the Company’s merger with Genesoft in February 2004 through the month of grant. For option grants made subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method allowable under SAB 107, “Share-Based Payment”. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected life is applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The Company will continue to review the expected life among the employee population to determine whether multiple groups for post-vesting terminations is necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company has not paid and does not anticipate paying cash dividends, therefore the expected dividend yield is assumed to be 0%.

A summary of activity related to stock options under the Option Plans as of March 31, 2006, and changes during the three month period then ended is presented below (in thousands, except weighted average data):

	Number of Options	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,861	$4.06
Granted	1,183	$1.95
Exercised	(83)	$1.51
Forfeited/Cancelled	(753)	$5.73

Outstanding at March 31, 2006	9,208	$3.68	8.06	$2,305
Exercisable at March 31, 2006	4,415	$4.47	6.99	$1,992

The total compensation cost that has been charged to income during the first quarter of 2006 was approximately $1,051,000. The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 16.85% to options in calculating total recognized compensation cost as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2006 and 2005 were $1.06 and $1.44, respectively. For the three months ended March 31, 2006, the Company granted 1,183,000 in stock options with a weighted average exercise price of $1.95. For the three months ended March 31, 2005, the Company granted 2,251,995 in stock options with a weighted average exercise price of $3.02.

During the three months ended March 31, 2006 and 2005, the total intrinsic value of options exercised was $68,000 and $1,593,000, respectively. The total amount of cash received from exercise of these options during the three months ended March 31, 2006 and 2005 was $122,000 and $353,000 respectively.

The Option Plans also provide for awards of nontransferable shares of restricted common stock which are subject to forfeiture. All shares of restricted stock vest based on service conditions in two equal installments over a two-year period. Generally, the fair value of each restricted stock award is equal to the market price of the Company’s stock at the date of grant. Certain share awards provide for accelerated vesting if there is a change in control.

A summary of activity related to restricted stock under the Option Plans as of March 31, 2006, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-average grant date fair value
Outstanding at December 31, 2005	—	$—
Granted	420	1.93
Vested	—	—
Forfeited	(2)	1.93

Outstanding at March 31, 2006	418	$1.93

As of March 31, 2006, there was $8.0 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 2.1 years. The Company expects approximately 4,333,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(5)	Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006 and December 31, 2005, the Company’s investments included short-term marketable securities. Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates fair value. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates fair value. At March 31, 2006 and December 31, 2005, cash and cash equivalents consisted of money market funds and commercial paper and marketable securities consisted of corporate obligations. At March 31, 2006 and December 31, 2005, the average maturity of the Company’s investments was approximately 0.5 months and 0.9 months, respectively. At December 31, 2005, the Company had a net unrealized loss of approximately $1,000, which is the difference between the amortized cost and the fair value of the held-to-maturity investments related to government and well capitalized corporations. Therefore, the Company deemed the loss to be temporary. The fair value of the Company’s cash equivalents and marketable securities is determined based on market value.

At March 31, 2006 and December 31, 2005, the Company’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2006
Cash and Cash Equivalents:
Cash	$43,869	$—	$—	$43,869
Money market funds	7,731	—	—	7,731
Short-term corporate obligations	750	—	—	750

Total cash and cash equivalents	$52,350	$—	$—	$52,350

December 31, 2005
Cash and Cash Equivalents:
Cash	$43,069	$—	$—	$43,069
Money market funds	11,326	—	—	11,326
Commercial paper	11,223	4	—	11,227

Total cash and cash equivalents	$65,618	$4	$—	$65,622

Marketable Securities (held-to-maturity):
Short-term corporate obligations	$2,696	$—	$(1)	$2,695

Total short-term marketable securities	$2,696	$—	$(1)	$2,695

(6)	Notes Receivable

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

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of approximately $6.64 per share. The Company may not elect to redeem the notes before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, the unpaid portions of which are classified as restricted cash on the March 31, 2006 and December 31, 2005 consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

On February 6, 2004, in connection with the merger with Genesoft, the Company issued $22,309,647 in principal amount of 5% convertible promissory notes due in February 2009. These notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of approximately $6.64 per share (subject to anti-dilution and other adjustments). In addition, the Company has the right to force conversion if the price of its common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 4,813,547 shares of the Company’s common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holders by Genesoft.

(8)	Supply Agreement

In October 2002, Genesoft, now a subsidiary of the Company, entered into a license and option agreement with LG Life Sciences to develop and commercialize FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. This agreement subsequently was assigned to the Company. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018. The term could extend further depending upon several factors, including the timing of the commercial sale of the product in a particular country. The product was approved for sale in the United States in April 2003 for the treatment of acute bacterial exacerbation of chronic bronchitis and community-acquired pneumonia of mild to moderate severity.

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

The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. Pursuant to the license and option agreement, as amended to date, the Company is also obligated to make aggregate milestone payments of up to $31 million (not including upfront payments) to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds and upon consummation of sublicensing agreements.

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

The Company further amended its agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries if the Company consummates sublicense agreements in such countries prior to dates specified in the amendment. As part of the amendment to the agreement, the Company made a one-time, up front non-refundable payment to LG Life Sciences which was deferred and is being recorded to general and administrative expense over the expected term of the respective sublicensing agreement. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada as well as upon receipt of regulatory approval of FACTIVE in each of such countries.

Gross margins of FACTIVE, after standard product costs and royalties but excluding amortization of intangible assets, continue to be in the 70%-75% range through September 2006 and are expected to be in the 65%-70% range thereafter. However, as a result of the amendment to the LG agreement discussed above, gross margins may be in the 70%-75% range after September 2006 if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the sales effort.

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

Both organizations have established and continue to jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM in the U.S. for the primary care physician market. The Company is obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. The Company and Auxilium share equally expenses related to the promotion of TESTIM to the primary care physician market. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a cumulative specified sales threshold. These fees are classified as co-promotion revenue in the accompanying statements of operations. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the Co-Promotion Agreement. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotional sales are classified as selling and marketing expenses in the accompanying statement of operations. The Co-Promotion Agreement can be terminated by either party upon the occurrence of certain termination events, including if a generic form of TESTIM is approved and sold in the United States, in which case Auxilium is obligated to pay the Company a specified percentage of the profits for product sales for the following two years. Also, the Company has been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient.

(10)	Sublicense Agreement

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The upfront payment is being recognized as revenue over the term of the Company’s obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredient for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee.

(11)	Subsequent Events

On April 11, 2006, the Company closed a private placement of its common stock with institutional and other accredited investors pursuant to which the Company sold an aggregate of 18,035,216 shares of its common stock at a price of $1.93 per share and warrants to purchase 9,017,608 shares of common stock at a price of $0.125 per share of the common stock issuable pursuant to such warrants. The warrants have an exercise price of $2.22 per share and a term of five years.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE® and TESTIM®, our discount and rebate programs for FACTIVE, gross margin in future periods, our ability to obtain approval from the FDA for a five-day course of therapy for CAP, our discussions with the FDA regarding our ABS filing and the FDA’s convening of an Advisory Committee related to the ABS sNDA, our ability to secure a long term source of bulk drug supply for Ramoplanin as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are included under the heading “Risk Factors” in this Form 10-Q. We encourage you to read these risks carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements.

Overview

We are a commercial-stage biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We currently promote two products in the U.S. pharmaceutical market. Our lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The commercial sale of FACTIVE began in September 2004 and FACTIVE is currently promoted nationally by a sales team comprised of approximately 280 representatives. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Additionally, we are developing a novel antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease.

We have incurred significant operating losses since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $357.5 million. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts and clinical trials.

FACTIVE

Overview

Our lead product is FACTIVE tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The product was approved for sale in the United States in April 2003 for such indications.

In October 2002, we entered into a license and option agreement with LG Life Sciences to develop and commercialize gemifloxacin, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino and Vatican City. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018.

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

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. Pursuant to the licence and option agreement, as amended to date, we are also obligated to make aggregate milestone payments of up to $31 million (not including upfront payments) to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds and upon consummation of sublicensing agreements.

On March 31, 2005, we amended our license and option agreement with LG Life Sciences. As part of the amendment of the agreement, we made a one time, upfront payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

We further amended our agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries if we consummate sublicense agreements in such countries prior to dates specified in the amendment. The modified agreement also calls for milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada as well as upon receipt of regulatory approval of FACTIVE in each of such countries.

Gross margins of FACTIVE sales in the U.S., after standard product costs and royalties but excluding amortization of intangible assets, continue to be in the 70%-75% range through September 2006 and are expected to be in the 65%-70% percent range thereafter. As a result of the March 2005 amendment to the LG agreement discussed above, gross margins may be in the 70%-75% range after September 2006 if significantly higher sales of FACTIVE are achieved, which would require a significant expansion of the sales effort.

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that we conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study will include patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. Patient enrollment for this Phase IV trial, with approval from the FDA, commenced during the fall of 2004 and is scheduled to be completed within three to four years of commencement. Although we cannot predict with certainty the remaining costs related to this study, we currently estimate it will cost between $7-8 million of additional spending to complete the study.

Commercialization and Development

We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives and, as of March 2006, continue to utilize a full-time sales force of approximately 250 sales representatives, to be supplemented by approximately 30 part-time sales personnel anticipated to begin work in June 2006.

We are also seeking to expand the commercial opportunities for FACTIVE through additional development and clinical study plans for the product. We have completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. The FDA is reviewing our sNDA seeking marketing approval for the use of FACTIVE for the five-day treatment of CAP. The FDA granted a standard ten-month review period for the five-day CAP sNDA and is expected to act on the filing by the end of September 2006. The acceptance for filing of the CAP sNDA does not assure approval.

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed; and, in November 2005, we filed an sNDA for ABS. In January 2006, the FDA informed us that it had refused to accept for filing the sNDA for the five-day treatment of ABS. In its refusal to accept the sNDA filing for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. As part of the process to address the FDA’s concerns related to this indication, we met with officials at the FDA to continue the dialogue regarding appropriate subsequent actions. Through these discussions, we requested that the FDA file the sNDA over protest. The FDA has now filed the sNDA over protest and we expect a response from the FDA on the ABS sNDA by the end of 2006. More recently, we received notification from the FDA that it intends to convene an Advisory Committee to review the sNDA for ABS which could take place this fall. Given the FDA’s original decision to refuse to accept the sNDA for the treatment of ABS, we cannot guarantee that the ABS indication will ever be approved by the FDA.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front fee, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all active pharmaceutical ingredient for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

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

Both organizations have established and continue to develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of TESTIM gel in the U.S. primary care physician market. We are obligated to share TESTIM promotional expenses to this physician market equally with Auxilium. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM gel under the co-promotion agreement. The co-promotion agreement can be terminated by either party upon the occurrence of certain termination events, including approval and sale of a generic form of TESTIM gel in the United States, in which case Auxilium is obligated to pay to us a specified percentage of the profits for product sales for the following two years. Also, we have been granted the exclusive option to co-promote any future Auxilium product candidate that treats male hypogonadism and contains testosterone as the active ingredient. The co-promotion agreement requires that the terms and conditions of any such future agreement be negotiated in good faith by the parties at the time the option is exercised.

Research and Development Programs

FACTIVE

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

We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. According to the agreement reached with the FDA, the required clinical development program will be comprised of two pivotal Phase III trials. The two non-inferiority studies will enroll, in each trial, approximately 490 patients diagnosed with CDAD, from centers in the United States, Canada and other parts of the world. Each patient will be randomly assigned to one of two treatment arms, in a double-blind fashion: Ramoplanin 200 mg twice daily or vancomycin 125 mg four times daily for ten days. The primary endpoint will be the response rate at end of therapy. We have recently engaged a contract research organization and started the process of assessing sites in advance of the start of the Phase III studies. We plan to commence the Phase III in the third quarter of 2006. Cost and timing related to such Phase III program will remain subject to numerous factors beyond our control, such as identifying centers and physicians to conduct the clinical trials, the pace of enrollment in clinical trials, possible regulatory delays of clinical trials and the strength of the data produced by a given trial. As a results of these factors, we are unable to determine the estimated completion date or the estimated cost to complete the Ramoplanin trial.

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Our preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

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

We expect demand for FACTIVE to be highest between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

We follow the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB 104) and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Co-Promotion Revenue

Amounts earned under our co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, is classified as co-promotion revenue in our accompanying consolidated statements of operations. Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified cumulative sales threshold, determined on an annual basis. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in our consolidated statements of operations.

Biopharmaceutical/Other Revenue

Prior to our merger with Genesoft Pharmaceuticals, Inc. in 2004, we pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. We also maintained a genomics services business. We have now shifted our focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. Genomics services revenues have consisted of government sequencing grants, fees and royalties received from custom gene sequencing, and analysis services.

Other revenues consist of sublicensing revenues related to FACTIVE related to Pfizer Mexico. We recognize revenue in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front payment related to the Pfizer Mexico license agreement will be recognized as revenue over the term of the Company’s obligations under the agreement.

Sales Rebates, Discounts and Incentives

Our FACTIVE product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When we deliver our product, we reduce the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in our estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and six months subsequent to the expiration date of our product. Our product has a 36-month expiration period from the date of manufacturing into a tablet. At March 31, 2006 and December 31, 2005, our product return reserve was approximately $824,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables. As of March 31, 2006 and December 31, 2005, the balance for cash discounts was approximately $140,000 and $50,000, respectively.

Rebates

The liability for managed care rebates is calculated upon historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2006 and December 31, 2005 the balance of the accrual for managed care rebates was approximately $420,000 and $381,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, we believe our estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of March 31, 2006, there have been no material changes to our estimates in the periods presented.

Special Promotional Programs

We have offered certain promotional incentives to date to our customers and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Rebate Program

During the first quarter of 2006, we initiated a sample card program whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for this program in accordance with EITF No. 01-09. We developed a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization in 2005. The program expired on March 31, 2006, at which point the balance of the liability for this sample card program was approximately $2,606,000.

Voucher Rebate Programs

During the fourth quarter of 2005, we initiated a voucher rebate program whereby we offered mail-in rebates to retail consumers. We have accounted for this program in accordance with EITF No. 01-09. The liability we recorded for this voucher rebate program was based upon the historical rebate redemption rates for the similar completed program that we commenced in the first quarter of 2005. As of March 31, 2006 and December 31, 2005, the balance of the liability for this voucher program was approximately $23,000 and $93,000, respectively. The program will expire on April 30, 2006 and the balance will be adjusted for the actual redemption rate.

Clinical Trial Expense Accrual

Our clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, we estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the three-month period ended March 31, 2006, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties. However, the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. Inventories consist of FACTIVE raw material in powder form and work-in-process of approximately $9,770,000 and $9,770,000, and FACTIVE finished tablets of approximately $3,139,000 and $4,417,000, as of March 31, 2006 and December 31, 2005, respectively. On a quarterly basis, we analyze our inventory levels, and write down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off. At March 31, 2006 and December 31, 2005, there was approximately $1,079,000 and $2,072,000, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the consolidated balance sheet.

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

We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. We perform an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment, which is our sole reporting unit, we perform this test by comparing the fair value of the entity with our book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. As of March 31, 2006, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, (SFAS No. 123R) using the modified prospective method. SFAS No. 123R requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by our estimate of forfeitures on all unvested options. Results for prior periods have not been restated.

Stock Plans

We grant stock to key employees and consultants under our 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan. The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of March 31, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, and cash performance awards. Generally, options granted to employees vest over a two to four year time period and options granted to non-employees vest over a one to three year time period, all of which have graded vesting. In addition, the requisite service period is generally equal to the vesting term. All options granted to both employees and non-employees have a contractual life of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of our common stock. Our 2001 Incentive Plan also provides for awards of nontransferable shares of restricted common stock which are subject to forfeiture. All shares of restricted stock are time vested which is generally over 2 years. Generally, the fair value of each restricted stock grant is equal to the market price of our stock at the date of grant. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of our common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The current offering period began January 1, 2006 and is scheduled to end on June 30, 2006; therefore, January 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. We project the estimated contributions at the beginning of the period in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, we adjust the estimated contributions to actual. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), we were not required to recognize stock-based compensation expense for the cost of stock options or shares issued under our ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

Our assumptions used in calculating the fair value of each stock award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected volatility is determined exclusively on historical volatility data of our common stock beginning with our merger with Genesoft in February 2004 through the month of grant. Our expected volatility for the three month period ended March 31, 2006 was between 52.75% and 53.41%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. Our risk-free interest rate for the three month period ended March 31, 2006 was between 4.35% and 4.72%. The expected term of the stock award is based on the simplified method allowable under SAB 107, “Share Based Payment”. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. Our expected life using the simplified method for the three month period ended March 31, 2006 was 5 to 6.25 years. We have not paid and do not expect to pay any dividends, therefore our dividend yield is assumed to be 0%.

The adoption of SFAS No. 123R increased our first quarter 2006 operating loss, net loss, and cash flows from operating activities by $1,051,000 and basic and diluted net loss per share by $0.01. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, we eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R. Our adoption of SFAS No. 123R did not affect operating loss, loss before income tax benefit, net loss, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share during the three months ended March 31, 2005.

Our policy is to recognize compensation cost for awards for only service conditions and graded vesting using the straight-line method. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 16.85% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of March 31, 2006, we estimate there was $8.0 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 2.1 years. We expect approximately 4,333,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Results of Operations

Three Month Period Ended March 31, 2006 and March 31, 2005

Revenues

Total revenues increased 178% to approximately $10,973,000 for the three month period ended March 31, 2006 from approximately $3,946,000 for the three month period ended March 31, 2005.

Product sales increased 136% to approximately $9,246,000 for the three month period ended March 31, 2006 from $3,912,000 for the three month period ended March 31, 2005 due to higher shipments of FACTIVE tablets during the first quarter of 2006.

Co-promotion revenue increased to $1,545,000 for the three month period ended March 31, 2006 from $0 for the three month period ended March 31, 2005 due to the introduction of co-promoting TESTIM during the second quarter of 2005.

Biopharmaceutical/other revenues increased to approximately $182,000 for the three month period ended March 31, 2006 from approximately $34,000 for the three month period ended March 31, 2005, reflecting revenues from legacy assets.

Costs and Expenses

Total costs and expenses decreased 10% to approximately $29,763,000 for the three month period ended March 31, 2006 from approximately $33,207,000 for the three month ended March 31, 2005.

Cost of product sales increased 33% to approximately $2,750,000 for the three month period ended March 31, 2006 from $2,066,000 for the three month period ended March 31, 2005. The gross margin on product sales was approximately 70% and 47% for the three month periods ended March 31, 2006 and 2005. The improvement in margin during the three month period ended March 31, 2006 is due to higher volume of FACTIVE tablets shipped to wholesalers as a result of increased prescriptions written by primary care physicians. Included in the cost of product sales is approximately $1,191,000 of amortization of intangibles assets associated with FACTIVE for each of the three month periods ended March 31, 2006 and 2005. The gross margin excluding amortization of intangible assets was approximately 83% and 78% for the three month period ended March 31, 2006 and 2005.

Research and development expenses include internal research and development expenses, strategic alliance partners, as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel and amortization of intangible assets. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 51% to approximately $2,928,000 for the three month period ended March 31, 2006 from approximately $6,004,000 for the three month period ended March 31, 2005. The decrease in research and development expenses is due to a reduction of expenses related to the completion of the FACTIVE 5-day clinical study in 2005 of approximately $1.9 million, a decrease in the technology transfer of FACTIVE of approximately $726,000 and a decrease in stock based compensation expense of approximately $786,000, offset by an increase of $336,000 in connection with the continuation of the FACTIVE post-marketing study.

Selling and marketing expenses increased slightly to approximately $20,445,000 for the three month period ended March 31, 2006 from $20,108,000 for the three month period ended March 31, 2005. The slight increase in selling and marketing expenses is due to an increase in sales and marketing personnel and related costs of approximately $83,000, an increase in other selling and marketing costs of approximately $1,522,000 to promote TESTIM, an increase in stock-based compensation expense of approximately $393,000, offset by a decrease in advertising and promotional costs of approximately $1,661,000.

General and administrative expenses decreased 28% to $3,640,000 for the three months period ended March 31, 2006 from $5,029,000 for the three month period ended March 31, 2005. The decrease is due to a one-time, up-front payment of $2 million incurred in the first quarter of 2005 to LG Life Sciences for an amendment to the license agreement, offset by an increase in stock-based compensation expense of approximately $531,000 for the three month period ended March 31, 2006.

Other Income and Expense

Interest income decreased 20% to approximately $696,000 for the three month period ended March 31, 2006 from approximately $870,000 for the three month period ended March 31, 2005 reflecting lower cash balances offset by higher interest rate yields from investments.

Interest expense decreased slightly to approximately $2,010,000 for the three month period ended March 31, 2006 from approximately $2,044,000 for the three month period ended March 31, 2005. For the period ended March 31, 2006, interest expense primarily consisted of approximately $1,337,000 related to the $153 million of senior convertible notes issued in the second quarter of 2004, $305,000 related to the issuance of $22 million of convertible notes issued in connection with the Genesoft merger, $205,000 related to amortization of deferred financing costs along with $161,000 of non-cash interest expense related to the facility lease liability.

We recorded gain on sale of fixed assets of approximately $38,000 for the three month period ended March 31, 2005, primarily due to the sale of laboratory and computer in 2005, which were no longer used in operations.

We recorded income from the sale of intellectual property of $2,500,000 for the three month period ended March 31, 2005, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth in 2005.

Liquidity and Capital Resources

Our primary sources of cash have been from the issuance of debt and equity securities, product discovery alliances, the sale of FACTIVE tablets and co-promotion revenues based on the sale of TESTIM.

As of March 31, 2006, we had total cash, cash equivalents, restricted cash and short-term marketable securities of approximately $64,150,000, which includes approximately $11,800,000 in restricted cash. In April 2006, we completed a private placement which resulted in gross proceeds of approximately $35,935,000. We may need to raise additional capital in the future to fund our operations. In order to facilitate the raising of additional funds, we have filed a shelf-registration statement with the SEC that allows us to sell up to $100 million of common stock. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations for the next 18 months. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

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

Cash Flows

Our operating activities used cash of approximately $16,548,000 and $30,416,000 for the three month periods ended March 31, 2006 and 2005, respectively. Cash used in our operating activities for three month period ended March 31, 2006 was primarily a result of our net loss of approximately $20,104,000 and an increase in accounts receivable of approximately $2,781,000 due to higher sales volume of FACTIVE tablets. Cash used in our operating activities was also a result of decreases in accounts payable of approximately $957,000, clinical trial expense accrual of approximately $292,000 related to the FACTIVE post marketing studies, accrued facilities impairment charge of approximately $573,000 related to our west coast facility, and accrued restructuring charge of approximately $111,000 related to our prior facility in Waltham, Massachusetts. These uses of cash were partially offset by increases in accrued expenses and other current liabilities of approximately $2,632,000 related to higher accrued sales reserves and allowances related to a sample card promotional program, higher deferred revenue of approximately $311,000, higher accrued other long term liabilities of approximately $304,000 and decreases in interest receivable of approximately $125,000 due to lower overall cash balances. Additional offsets include lower inventories balances of approximately $1,255,000 due to higher shipments and lower prepaid expense and other current assets of approximately $777,000 related to decreased prepaid marketing costs for the three month period ended March 31, 2006. Offsetting our operating uses of cash were non-cash depreciation and amortization expenses of approximately $1,379,000, stock-based compensation of $1,098,000, provision for excess and obsolete inventories of approximately $23,000 as well as non-cash interest expenses of approximately $366,000.

Cash used in our operating activities for three month period ended March 31, 2005 was primarily a result of our net loss of approximately $27,857,000, increases in inventory of approximately $2,981,000 due to anticipated increased demand of FACTIVE tablets in the second half of the year as well as prepaid expenses and other current assets of approximately $2,485,000 related to an up-front payment to our contracted sales organization of approximately $1,778,000 and prepaid business insurance and other expenses of approximately $707,000. Cash used in our operating activities was also a result of decreases in accounts payable of approximately $1,568,000, deferred revenues of approximately $389,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $703,000 related to our west coast facility, and accrued restructuring charge of approximately $511,000 related to our prior facility in Waltham, Massachusetts. These uses of cash were partially offset by increases in clinical trial expense accrual of approximately $1,756,000 related to the clinical trial of FACTIVE for the 5-day treatment of CAP and post marketing studies, accrued expenses and other current liabilities of approximately $1,514,000 related to higher accrued sales reserves and allowances of approximately $1,042,000, higher accrued convertible note interest of approximately $1,337,000, higher accrued other expenses of approximately $203,000 and lower accrued payroll related expenses of approximately $1,068,000. Offsetting our operating uses of cash were non-cash stock based compensation, depreciation and amortization expenses of approximately $2,279,000 as well as non-cash interest expenses of approximately $405,000.

Our investing activities provided cash of approximately $2,710,000 and $45,056,000 for the three month periods ended March 31, 2006 and 2005, respectively. Cash provided by our investing activities for the three month period ended March 31, 2006 was primarily related to net proceeds from maturities of marketable securities of approximately $2,696,000 and proceeds from notes receivable of approximately $140,000. Cash provided from investing activities were partially offset by an increase in restricted cash of approximately $70,000 and an increase in other assets of approximately $56,000.

Cash provided by our investing activities for the three month period ended March 31, 2005 was primarily related to net proceeds from maturities of marketable securities of approximately $46,665,000, proceeds from sales of property and equipment of approximately $135,000 and a decrease in other assets of approximately $14,000. Cash provided by investing activities were partially offset by the issuance of notes receivable of approximately $1,387,000, purchases of property and equipment of approximately $339,000 and an increase in restricted cash of approximately $32,000.

Capital expenditures totaled approximately $339,000 for the three month periods ended March 31, 2005 primarily consisting of purchases of computer and related equipment as well as office furniture and leasehold improvements for the new office facilities.

Our financing activities provided cash of approximately $570,000 for the three month period ended March 31, 2006, primarily due to proceeds from exercise of 82,524 stock options of approximately $122,000 and proceeds from the issuance of 232,110 shares of stock under the employee stock purchase plan of approximately $448,000.

Our financing activities provided cash of approximately $261,000 for the three month period ended March 31, 2005, primarily due to proceeds from exercise of 650,107 stock options of $353,000 and proceeds from the issuance of 64,532 shares of stock under the employee stock purchase plan of $200,000 offset by payments of current portion of long-term obligations of approximately $292,000.

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

Our Outstanding Debt Obligations and Equity Financings

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3.5% senior convertible promissory notes due April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of approximately $6.64 per share. We may not elect to redeem the notes before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes which were recorded in investing activities as cash flows related to acquisition. These notes are convertible into our common stock at the option of the holders, at a conversion price of approximately $6.64 per share (subject to anti-dilution and other adjustments). In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate of 4,813,547 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft. On February 6, 2004, in conjunction with the merger with Genesoft, we sold 16.8 million shares of our common stock at $5.25 per share resulting in proceeds received of approximately $81 million, net of issuance costs.

On April 11, 2006, we closed a private placement of our common stock with institutional and other accredited investors pursuant to which we sold an aggregate of 18,035,216 shares of our common stock at a price of $1.93 per share and warrants to purchase 9,017,608 shares of common stock at a price of $0.125 per share of common stock issuable pursuant to such warrants. The warrants have an exercise price of $2.22 per share and a term of five years.

Contractual Obligations

For the three month period ended March 31, 2006, there were no material changes to our contractual obligations outside the ordinary course of business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, each included in our Form 10-K for the year ended December 31, 2005. There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2005. Our Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 10, 2006.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

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

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans for the next 18 months. We will likely raise additional capital in the future to fund our operations, in particular, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreement with customers or vendors. In order to facilitate the raising of additional funds, we have filed a shelf registration statement that allows us to sell up to $100,000,000 of our common stock. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc., as well as generic equivalents of Zithromax;

•	Ketek® (telithromycin), a ketolide from Sanofi-Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline, as well as generic equivalents of this product.

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

The primary competition for TESTIM gel for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM and, according to NDC, has a much larger share of the testosterone gel market than TESTIM gel accounting for approximately 56% of total testosterone prescriptions for the twelve months ending March 31, 2006. TESTIM gel also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, testosterone gels are more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 10% of total testosterone prescriptions for the twelve months ending March 31, 2006. Other new treatments are being sought for TRT which may compete with TESTIM gel.

We are also aware that Watson Pharmaceuticals filed an abbreviated New Drug Application (ANDA) for generic ANDROGEL which was approved by the FDA on January 27, 2006. Par Pharmaceutical has also filed an ANDA with the FDA for generic ANDROGEL for which its partner, Paddock Laboratories, received tentative approval on November 1, 2004. Solvay Pharmaceuticals has filed patent infringement lawsuits against these two companies. In January 2006, the thirty-month stay in each patent action expired. If one of the companies chooses to market their product, this would result in increased competition for TESTIM, most likely at lower prices. Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

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

The original owner of rights to FACTIVE in the U.S. submitted a New Drug Application for FACTIVE for the treatment of several indications, including ABS, and received a non-approvable letter in December 2000. In November of 2005, we submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval for the use of FACTIVE for the five-day treatment of ABS and the five-day treatment of CAP. On January 19, 2006, the FDA accepted for filing our sNDA for five-day CAP but refused to accept the sNDA filing for ABS. Acceptance for filing of five-day CAP does not ensure approval. In its refusal to accept the sNDA filing for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. As part of the process to address the FDA’s concerns related to this indication, we met with officials at the FDA to continue the dialogue regarding appropriate subsequent actions. Following these discussions, we requested that the FDA file the sNDA over protest. The FDA has now filed the sNDA over protest and we expect a response from the FDA on the ABS sNDA by the end of 2006. Given the FDA’s original decision to refuse to accept for filing the sNDA for the treatment of ABS, we cannot guarantee that the ABS indication will ever be approved by the FDA.

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

New product candidates acquired or in-licensed by us may require additional research and development efforts prior to commercial sale, including extensive preclinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, effective or approved by regulatory authorities. In addition, it is uncertain whether any approved products that we develop or acquire will be:

•	manufactured or produced economically;

•	successfully commercialized; or

•	widely accepted in the marketplace

Seasonal fluctuations in demand for FACTIVE may cause our operating results to vary significantly from quarter to quarter.

We expect demand for FACTIVE to be highest between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We will not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, in February 2006, we entered into a sublicense arrangement with Pfizer, S.A. de C.V. (Pfizer Mexico), whereby Pfizer Mexico will commercialize FACTIVE tablets in Mexico in exchange for which Pfizer Mexico made an up-front payment, and will pay milestones upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004. We have engaged a contract clinical research organization and started the process of assessing sites in advance of the start of the Phase III studies. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. We may not be able to complete future trials or make the filings within the timeframes we currently expect. If we are delayed in completing the trials or making the filings, our business may be adversely affected.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 69 issued U.S. patents, approximately 90 pending U.S. patent applications, 156 issued foreign patents and approximately 213 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses, their targets, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

•	U.S. Patent No. 5,633,262 granted May 27, 1997, relating to quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,776,944 granted July 7, 1998, relating to 7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring April 4, 2017;

•	U.S. Patent No. 5,869,670 granted February 9, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3-carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 5,962,468 granted October 5, 1999, relating to 7-(4-aminomethyl-3-methyloxyiminopyrrolidin-1-yl)-1-cyclopropyl-6-fluoro-4-oxo-1,4-dihydro-1, 8-naphthyridine-3 carboxylic acid; licensed from LG Life Sciences; expiring June 15, 2015;

•	U.S. Patent No. 6,340,689 granted January 22, 2002, relating to methods of using quinolone compounds against atypical upper respiratory pathogenic bacteria; licensed from LG Life Sciences; expiring September 14, 2019;

•	U.S. Patent No. 6,262,071 granted July 17, 2001, relating to methods of using antimicrobial compounds against pathogenic Mycoplasma bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphythyridine carboxylic acid derivative; licensed from LG Life Science; expiring March 20, 2018.

•	U.S. Patent No. 6,803,376 granted October 12, 2004, relating to methods of use of quinolone compounds against pneumococcal pathogenic bacteria; licensed from LG Life Science; expiring September 21, 2019.

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 18 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. PTO on our patent term extension application for U.S. Patent 5,776,944 extending its patent term 659 days to April 4, 2017. The U.S. patents are currently set to expire at various dates, ranging from 2018, in the case of the principal patents relating to FACTIVE tablets, to 2019.

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

Further, in February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under the sublicense agreement but can make no assurances to that we will be able to remain in compliance with such responsibilities.

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

We rely heavily on stock options to compensate existing employees and attract new employees. As a result of new accounting rules implemented by the Financial Accounting Standards Board, as of January 1, 2006, we were required to record expense for the fair value of stock options and the fair value of purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

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

We recently entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. We intend to further market FACTIVE through distribution partners in most, if not all, of the other international markets for which we have a license to market the product. This will include the European Union and Canada. We may not be able to secure distribution partners at all, or those that we do secure, including our relationship with Pfizer Mexico, may not be successful in obtaining regulatory approval or in marketing and distributing FACTIVE. If we are not able to secure distribution partners or those partners are unsuccessful in their efforts, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

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

We have a substantial level of debt. As of March 31, 2006, we had approximately $180,044,000 of indebtedness outstanding (including accrued interest and excluding trade payables and accrued liabilities). The level of our indebtedness, among other things, could:

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

Over the two-year period ending March 31, 2006 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $6.78 to a low of $1.60. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Sublicensing and Distribution Agreement dated as of February 6, 2006 by and between Oscient Pharmaceuticals Corporation and Pfizer, S.A. de C.V.*

10.2	Amendment No. 5 to License and Option Agreement between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd. dated February 3, 2006.*

10.3	Assignment and Termination Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and Vicuron Pharmaceuticals Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

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

Oscient Pharmaceuticals Corporation

/s/ Stephen Cohen
Stephen Cohen
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

May 10, 2006

OSCIENT PHARMACEUTICALS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sublicensing and Distribution Agreement dated as of February 6, 2006 by and between Oscient Pharmaceuticals Corporation and Pfizer, S.A. de C.V.*

10.2	Amendment No. 5 to License and Option Agreement between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd. dated February 3, 2006.*

10.3	Assignment and Termination Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and Vicuron Pharmaceuticals Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.