Form 10-Q
period 2006-06-30
OSCIENT PHARMACEUTICALS CORP
filed 2006-08-09
CIK 356830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	97,211,928 Shares
$0.10 PAR VALUE	Outstanding August 4, 2006

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,582	$65,618
Marketable securities (held-to-maturity)	—	2,696
Restricted cash	5,346	5,386
Interest receivable	403	461
Notes receivable	601	561
Accounts receivable (net of allowance for bad debts of $34 and $0 in 2006 and 2005, respectively)	3,403	6,206
Inventories	12,375	14,187
Prepaid expenses and other current assets	3,678	4,340

Total current assets	97,388	99,455

Property and Equipment, at cost:
Manufacturing and computer equipment	4,426	4,622
Equipment and furniture	1,160	1,160
Leasehold improvements	134	135

	5,720	5,917
Less—Accumulated depreciation	4,165	4,069

	1,555	1,848
Restricted cash	3,763	6,344
Long-term notes receivable	1,602	1,739
Other assets	4,165	4,573
Intangible assets, net	63,225	65,607
Goodwill	61,529	61,529

	$233,227	$241,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	5,445	6,447
Accrued expenses and other current liabilities	11,531	10,163
Current portion of accrued facilities impairment charge	2,856	2,175
Accrued restructuring charge	499	1,076
Clinical trial expense accrual	1,291	1,844
Current portion of deferred revenue	234	—

Total current liabilities	21,856	21,705

Long-term liabilities:
Long-term debt obligations	175,060	175,060
Noncurrent portion of accrued facilities impairment charge	12,346	14,029
Other long-term liabilities	2,812	2,200
Noncurrent portion of deferred revenue	19	—

Shareholders’ Equity:
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and Outstanding—None
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—96,479 and 76,688 shares in 2006 and 2005, respectively	9,648	7,735
Additional paid-in-capital	392,207	357,968
Accumulated deficit	(380,558)	(337,428)
Deferred compensation	—	(11)
Note receivable from officer	(163)	(163)

Total shareholders’ equity	21,134	28,101

	$233,227	$241,095

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Product sales	2,622	3,805	11,868	7,717
Co-promotion	1,871	370	3,416	370
Biopharmaceutical	—	61	143	95
Other revenues	60	—	99	—

Total revenues	4,553	4,236	15,526	8,182
Costs and expenses(1):
Cost of product sales	2,485	2,308	5,235	4,374
Research and development	3,205	4,192	6,134	10,196
Selling and marketing	17,237	17,709	37,682	37,817
General and administrative	3,763	2,597	7,402	7,626

Total costs and expenses	26,690	26,806	56,453	60,013

Loss from operations	(22,137)	(22,570)	(40,927)	(51,831)
Other income (expense):
Interest income	901	881	1,597	1,751
Interest expense	(2,072)	(2,097)	(4,082)	(4,141)
Gain on sale of fixed assets	1	5	2	43
Income from sale of intellectual property	—	—	—	2,500
Gain on disposition of investment	237	2,020	237	2,020
Other income	44	4	43	43

Net other income (expense)	(889)	813	(2,203)	2,216

Loss from continuing operations	(23,026)	(21,757)	(43,130)	(49,615)
Income from discontinued operations	—	14	—	35

Net loss	(23,026)	(21,743)	(43,130)	(49,580)

Loss from continuing operations per common share:
Basic and diluted	(0.25)	(0.28)	(0.50)	(0.65)

Net loss per common share:
Basic and diluted	(0.25)	(0.28)	(0.50)	(0.65)

Weighted average common shares outstanding:
Basic and diluted	93,787	76,348	85,745	76,128

(1) Includes non-cash stock-based compensation as follows:
Cost of product sales	20	—	33	—
Research and development	42	—	92	836
Selling and marketing	312	—	704	—
General and Administrative	618	45	1,261	157

	992	45	2,090	993

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash Flows from Operating Activities:
Loss from continuing operations	(43,130)	(49,615)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,759	2,681
Provision for excess and obsolete inventories	408	—
Provision for bad debts	34
Non-cash interest expense	806	873
Gain on disposal of fixed assets	(1)	(43)
Gain on disposition of investment	(237)	(2,020)
Stock based compensation	2,090	993
Changes in assets and liabilities
Interest receivable	58	711
Accounts receivable	2,769	456
Inventories	1,404	(4,852)
Prepaid expenses and other current assets	662	4,526
Accounts payable	(1,002)	(4,144)
Accrued expenses and other current liabilities	1,368	(1,748)
Clinical trial expense accrual	(553)	1,137
Deferred revenue	253	(416)
Accrued facilities impairment charge	(1,400)	(1,620)
Accrued restructuring charge	(577)	(716)
Other long-term liabilities	612	600

Net cash used in operating activities	(33,677)	(53,197)

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	2,696	70,043
Proceeds from disposition of investment	237	2,245
Purchases of property and equipment	(83)	(786)
Proceeds from sale of property and equipment	1	217
Decrease in restricted cash	2,621	2,651
Decrease in other assets	—	14
Proceeds from notes receivable	97	—
Issuance of notes receivable	—	(2,353)

Net cash provided by investing activities	5,569	72,031

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	143	497
Proceeds from issuance of stock under the employee stock purchase plan	447	200
Proceeds from financing, net of issuance costs	33,482	—
Payments on current maturities of long-term obligations	—	(292)

Net cash provided by financing activities	34,072	405

Cash Flows from Discontinued Operations (Revised):
Operating cash flows	—	35

Total	—	35

Net Increase in Cash and Cash Equivalents	5,964	19,274
Cash and Cash Equivalents, beginning of period	65,618	64,743

Cash and Cash Equivalents, end of period	71,582	84,017

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

The Company has two product candidates in development for the hospital marketplace in the United States, including a novel antibiotic candidate, Ramoplanin, which is currently in clinical development for the treatment of Clostridium difficile-associated disease (CDAD), a serious hospital-acquired infection. Ramoplanin has completed Phase II clinical development, and the Company has agreed with the U.S. Food and Drug Administration (the “FDA”) on a Special Protocol Assessment for its continued clinical development and has begun exploring partnering opportunities for Ramoplanin to reduce the financial impact of the anticipated Phase III program. The Company’s other product candidate is an intravenous formulation of FACTIVE that is being evaluated for formulation development.

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

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of FACTIVE tablets, which began shipping in the third quarter of 2004. In the second quarter of 2005, the Company began recognizing co-promotion revenue from

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

TESTIM gel in connection with its agreement with Auxilium. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, the Company expects that its revenues derived from biopharmaceutical alliances will continue to decrease, while product revenues and co-promotion revenues are expected to increase based on the anticipated increased volume of prescriptions of FACTIVE tablets and TESTIM testosterone gel.

The Company expects demand for FACTIVE to be highest from November to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the duration and severity of the annual respiratory tract infection season may cause the Company’s product sales to vary from year to year. Due to these seasonal fluctuations in demand, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognizes revenue from FACTIVE product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time that risk of loss has passed.

Co-Promotion Revenue

Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, is classified as co-promotion revenue in the accompanying consolidated statements of operations. Auxilium is obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified cumulative sales threshold, determined on an annual basis. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. The arrangement contains a clause that provides Auxilium the ability to recover revenue if specified cumulative sales thresholds are not met. Through June 30, the Company has determined that the achievement of these specified thresholds have been met. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the accompanying consolidated statements of operations.

Biopharmaceutical/Other Revenue

Prior to the merger with GeneSoft Pharmaceuticals, Inc. in 2004, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. Biopharmaceutical revenues have consisted of government research grants and license fees, contract research and milestone payments from alliances with pharmaceutical companies. The Company also maintained a genomics services business. The Company has now shifted its focus to the development and commercialization of

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Other revenues consist of sublicensing arrangements related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front payment related to the Pfizer Mexico license agreement will be recognized as revenue over the term of the Company’s continuing obligations under the agreement.

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

Product Returns

Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and six months subsequent to the expiration date of the Company’s product. The Company’s product has a 36-month expiration period from the date of manufacturing into a tablet. At June 30, 2006 and December 31, 2005, the Company’s product return reserve was approximately $750,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers will deduct the 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the balance of the cash discounts reserve was approximately $28,000 and $50,000, respectively.

Rebates

The liability for managed care rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2006 and December 31, 2005, the balance of the accrual for managed care rebates was approximately $210,000 and $381,000, respectively. Considering the estimates made by the Company, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, the Company believes its estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of June 30, 2006, there have been no material changes to the Company’s estimates in the periods presented.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Special Promotional Programs

The Company has offered certain promotional incentives to date to its customers and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Programs

During the second quarter of 2006, the Company initiated two sample card programs whereby the Company offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, the Company was able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second sample card program, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that the Company conducted in the first and second quarters of 2006. The first program expired on June 15, 2006 and the second program will expire on September 30, 2006. The balance of the liability at June 30, 2006 for these sample card programs was approximately $1,502,000.

Voucher Rebate Program

During the second quarter of 2006, the Company initiated two voucher rebate programs whereby it offered mail-in rebates to retail consumers. The Company has accounted for these programs in accordance with EITF No. 01-09. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that the Company commenced in the first quarter of 2005 and fourth quarter of 2005. As of June 30, 2006, the balance of the liabilities for these voucher programs totaled approximately $131,000. The programs have expiration dates of June 30, 2006 and August 31, 2006 and the liabilities will be adjusted for the actual redemption rates upon completion.

(c) Clinical Trial Expense Accrual

The Company’s clinical development trials related to FACTIVE are primarily performed by outside parties. At the end of each accounting period, the Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Company adjusted its accrual for clinical trial expenditures to reflect its most current estimate of liabilities outstanding to outside parties.

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that the Company conduct a prospective, randomized study, called the FORCE trial, comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study includes patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial, with approval from the FDA, commenced patient enrollment in the fall of 2004 and is scheduled to be completed within three to four years of commencement.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Although the Company cannot predict with certainty the remaining costs related to this study, the Company currently estimates that between $4-5 million of additional spending will be required to complete the study.

Additionally, in April of 2005, the Company completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate community-acquired pneumonia. Based on the results of this study, in November 2005, the Company submitted a supplemental New Drug Application to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. In January 2006, the FDA accepted the submission of filing and established a decision date of September 21, 2006.

(d) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE. Ongoing evaluations of customers are performed and collateral is generally not required. As of June 30, 2006 and December 31, 2005, the Company has reserved $34,000 and $0, respectively, for bad debts related to the sale of FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through June 30, 2006, payments have generally been made in a timely manner.

The following table represents accounts receivable (in thousands):

	As of June 30, 2006	As of December 31, 2005
Trade, net	$1,340	$3,170
Co-promotion	1,870	1,825
Other	193	1,211

Total	$3,403	$6,206

(e) Restricted Cash

The Company’s restricted cash primarily consists of amounts required to be paid for the first six semi-annual interest payments due in connection with the convertible debt offering completed in May 2004. As of June 30, 2006, the remaining two semi-annual interest payments, totaling approximately $5,346,000 which are payable on October 15th of 2006 and April 15th of 2007 are restricted. At June 30, 2006, the restricted cash balance is approximately $4,979,000 excluding accrued interest. In addition, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco facility and the Waltham facility expire on February 28, 2011 and March 31, 2012, respectively.

(f) Property and Equipment

The Company records property and equipment at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. The Company depreciates its

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Depreciation expense was approximately $376,000 and $298,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

(g) Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. Inventories consist of FACTIVE raw material in powder form and work-in-process of approximately $9,661,000 and $9,770,000, and FACTIVE finished tablets of approximately $2,714,000 and $4,417,000, as of June 30, 2006 and December 31, 2005, respectively. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off. At June 30, 2006 and December 31, 2005, there was approximately $1,512,000 and $2,072,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the accompanying consolidated balance sheet.

The following table represents net trade inventories (in thousands):

	As of June 30, 2006	As of December 31, 2005
Raw material	$7,215	$8,418
Work-in-process	2,446	1,352
Finished goods	2,714	4,417

Total	$12,375	$14,187

(h) Net Loss Per Share (in thousands)

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive equivalents, which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 48,340 and 39,475 shares of the Company’s common stock (prior to the application of the treasury stock method) during the three and six month periods ended June 30, 2006 and 2005, respectively.

(i) Single Source Suppliers

FACTIVE

The Company currently obtains the active pharmaceutical ingredient for its commercial requirements for FACTIVE from a single source. The Company purchases the active pharmaceutical ingredient pursuant to a

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C
Three months ended June 30, 2006	2	59%	*	18%
Three months ended June 30, 2005	2	53%	27%	*

Six months ended June 30, 2006	3	50%	28%	11%
Six months ended June 30, 2005	2	61%	20%	*

*	Balance is less than 10%

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable:

	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C
As of June 30, 2006	2	63%	*	33%
As of December 31, 2005	2	54%	27%	*

*	Balance is less than 10%
To date, the Company has not written off any significant accounts.

(k) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Historically, other comprehensive income had included net loss and change in unrealized gains and losses of marketable securities. For the six month periods ended June 30, 2006 and 2005, the net loss is equal to the comprehensive loss.

(m) Reclassifications

The Company has reclassified certain prior year information to conform with the current year’s presentation. The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in prior periods was reported on a combined basis as a single amount.

(n) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and chief financial officer. All of the Company’s assets are located in the United States. Approximately 98% of the Company’s product revenues are generated from customers based in the United States.

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

(Unaudited)

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

As of June 30, 2006, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

(p) Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

The following table summarizes the restructuring activity during the six month period ended June 30, 2006 (in thousands):

	Balance at December 31, 2005	Cash Payments	Balance at June 30, 2006
Restructuring facility lease liability	$1,076	$(577)	$499

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table summarizes the liability activity related to the Genesoft acquisition during the six month period ended June 30, 2006 (in thousands):

	Balance at December 31, 2005	Cash Payments	Interest Accretion	Balance at June 30, 2006
Assumed facility lease liability	$16,204	$(1,400)	$398	$15,202

(4) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the six months ended June 30, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by our estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under the Company’s employee stock purchase plan. Results for prior periods are not restated.

Stock Plans

The Company grants stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of June 30, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, and cash performance awards. Generally, options granted to employees vest based on service conditions over a two to four year time period and options granted to non-employees vest based on service conditions over a one to three year time period, all of which have graded vesting. All options granted to both employees and non-employees have a contractual term of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. Certain option awards provide for accelerated vesting if there is a change in control. As of June 30, 2006, 15,066,100 shares were authorized and 5,894,221 shares were available under the 2001 Incentive Plan for future issuance. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 524,046 options to purchase common stock.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The most recently completed offering period began January 1, 2006 and ended on June 30, 2006; therefore, January 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, the Company adjusts the estimated contributions to actual. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP because the ESPP was determined to be noncompensatory. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP. As of June 30, 2006, 2,250,000 shares were authorized and 1,165,332 shares were available for future issuance under this plan.

Prior to January 1, 2006, the Company applied the intrinsic value method under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in accounting for its stock-based compensation plans for awards to employees, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18), the Company records compensation expense equal to the fair value of options granted to non-employees over the period of service, which is generally the vesting period. The Company generally used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123R, the Company’s consolidated net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(21,743)	$(49,580)
Add: Share-based employee compensation cost, included in the determination of net loss as reported	45	993
Less: Total share-based compensation expense determined under the fair value method for all employee awards	(1,062)	(5,471)

Pro forma net loss	$(22,760)	$(54,058)

Basic and diluted net loss per share
As reported	$(0.28)	$(0.65)

Pro forma	$(0.30)	$(0.71)

The adoption of SFAS No. 123R increased the Company’s three and six months ended June 30, 2006 operating loss, net loss, and cash flows used in operating activities by $992,000 and $2,043,000, respectively and basic and diluted net loss per share by $0.01 and $0.02, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense,

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	52.14 – 53.23%	48.35 – 52.12%	52.14 – 53.41%	49.14 – 52.12%
Risk-free interest rate	4.90 – 5.07%	3.77 – 4.00%	4.35 – 5.07%	3.71 – 4.17%
Expected life (years)	5.55 – 6.17	5	5.00 – 6.25	5
Expected dividend	—	—	—	—

During the three month period ended June 30, 2006, the Company engaged an independent third party to validate the assumptions used during the first quarter of 2006 to value stock option awards, and to assist in the determination of assumptions to be used in the Black-Scholes-Merton option-pricing model for estimating the fair value of options granted during the second quarter of 2006. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life is applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The Company will continue to review the expected life among the employee population to determine whether multiple groups is necessary. This refined estimation closely mirrors the expected life assumptions derived by the Company during the three month period ended March 31, 2006 which was based on the simplified method.

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

A summary of activity related to stock options under the Option Plans as of June 30, 2006, and changes during the six month period then ended is presented below (in thousands, except weighted average data):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,861	$4.06
Granted	1,514	$1.87
Exercised	(383)	$0.38
Forfeited/Cancelled	(1,311)	$4.47

Outstanding at June 30, 2006	8,681	$3.78	7.86	$320
Exercisable at June 30, 2006	4,781	$4.60	7.00	$320

The total compensation cost that has been charged to income during the second quarter of 2006 was approximately $992,000. The Company’s policy is to recognize compensation cost for awards with service

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

conditions and graded vesting using the straight-line method. Additionally the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company estimates forfeitures based on historical data, adjusted for known trends, calculated with the assistance of the independent third party. The Company has applied an annual forfeiture rate of 23.24% to options in calculating total recognized compensation cost as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the six months ended June 30, 2006 and 2005 were $0.98 and $1.21, respectively. For the six months ended June 30, 2006, the Company granted 1,514,000 in stock options with a weighted average exercise price of $1.87. For the six months ended June 30, 2005, the Company granted 3,735,676 in stock options with a weighted average exercise price of $2.52.

During the six months ended June 30, 2006 and 2005, the total intrinsic value of options exercised was $426,000 and $1,818,000, respectively. The total amount of cash received from exercise of these options during the six months ended June 30, 2006 and 2005 was $143,000 and $497,000 respectively.

The 2001 Incentive Plan also provides for awards of nontransferable shares of restricted common stock which are subject to forfeiture. All shares of restricted stock vest based on service conditions in two equal installments over a two-year period. Generally, the fair value of each restricted stock award is equal to the market price of the Company’s stock at the date of grant. Certain restricted share awards provide for accelerated vesting if there is a change in control.

A summary of activity related to restricted stock under the Option Plans as of June 30, 2006, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	515	$1.81
Vested	—	—
Forfeited	(25)	$1.93

Nonvested at June 30, 2006	490	$1.81

As of June 30, 2006, there was $6,792,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1.8 years. The Company expects approximately 3,370,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, the Company’s investments included short-term marketable securities. Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates fair value. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates fair value. At June 30, 2006 and December 31, 2005, cash and cash equivalents consisted of money market funds, commercial paper, and short-term corporate obligations and marketable securities consisted of corporate obligations. At June 30, 2006 and December 31, 2005, the average maturity of the Company’s investments was approximately 0.4 months and 0.9 months, respectively. At December 31, 2005, the Company had a net unrealized loss of approximately $1,000, which is the difference between the amortized cost and the fair value of the held-to-maturity investments related to government and well capitalized corporations. Therefore, the Company deemed the loss to be temporary. The fair value of the Company’s cash equivalents and marketable securities is determined based on market value.

At June 30, 2006 and December 31, 2005, the Company’s cash, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006
Cash and Cash Equivalents:
Cash	$58,020	$—	$—	$58,020
Money market funds	1,583	—	—	1,583
Commercial paper	8,729	4	—	8,733
Short-term corporate obligations	3,250	—	(1)	3,249

Total cash and cash equivalents	$71,582	$4	$(1)	$71,585

December 31, 2005
Cash and Cash Equivalents:
Cash	$43,069	$—	$—	$43,069
Money market funds	11,326	—	—	11,326
Commercial paper	11,223	4	—	11,227

Total cash and cash equivalents	$65,618	$4	$—	$65,622

Marketable Securities (held-to-maturity):
Short-term corporate obligations	$2,696	$—	$(1)	$2,695

Total short-term marketable securities	$2,696	$—	$(1)	$2,695

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(7) Long-Term Obligations

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3.5% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of approximately $6.64 per share. The Company may not elect to redeem the notes before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, the unpaid portions of which are classified as restricted cash on the June 30, 2006 and December 31, 2005 consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

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

(Unaudited)

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

Gross margins of FACTIVE will vary depending on the demand, which will be highest from November to March as the incidence of respiratory tract infections tends to increase during the winter months. Margins during the respiratory tract infection season after September 2006 are expected to be in the 65-70% range, reflecting the conclusion of reduced launch-related royalties to LG Life Sciences. Margins during the non-respiratory season will vary and may not be indicative of the margins for any quarter or for the entire year.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

(10) Sublicense Agreement

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The upfront payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredient for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee.

(11) Private Placement of Common Stock

On April 11, 2006, the Company completed a private placement of its common stock with institutional investors and other accredited investors. The Company sold an aggregate of 18,035,216 shares of its common stock at a price of $1.93 per share and warrants to purchase up to 9,197,960 shares of common stock at a price of $0.125 per share. The warrants have an exercise price of $2.22 per share and a term of five years. Upon a change

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

of control of the Company, in which all or substantially all of the common stock of the Company is exchanged for, converted into, acquired for or constitutes the right of the holder to receive solely cash, the holders of a warrant may request that the Company purchase such warrant for an amount equal to the Black-Scholes-Merton value of the remaining unexercised portion of such warrant. The Company has accounted for this transaction in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, the gross proceeds of approximately $35,935,000 have been classified in shareholder equity.

(12) Subsequent Events

(a) Acquisition of ANTARA Pharmaceutical Product

On July 21, 2006, the Company, together with its wholly-owned subsidiary Guardian II Acquisition Corporation (Guardian II), entered into an asset purchase agreement (the Asset Purchase Agreement) with Reliant Pharmaceuticals, Inc. (Reliant) to acquire exclusive rights in the United States to the cardiovascular products ANTARA® 130mg and ANTARA® 43mg (fenofibrate) capsules. Upon closing, the Company will acquire Reliant’s rights and will assume Reliant’s obligations under Reliant’s agreement with Ethypharm S.A. related to the sale of the ANTARA products in the United States as well as acquire the NDA and the IND covering the ANTARA products, clinical data, inventory, the ANTARA® trademark and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. At closing, the Company will pay Reliant $78 million for the rights to ANTARA in the U.S., plus an approximate $4 million payment for inventory. ANTARA is approved by the U.S. Food and Drug Administration to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high trigelycerides) in combination with a healthy diet.

The Asset Purchase Agreement contains certain customary representations, warranties, indemnities and closing conditions. In addition to such customary closing conditions, the closing of this transaction is contingent upon Reliant securing consents of certain third parties, including a consent from a pharmaceutical company. Subject to the satisfaction of these closing conditions, the transaction is expected to close in late August 2006. There is no assurance that the conditions to the closing of the ANTARA acquisition will be satisfied or that Oscient will be able to close the acquisition. The Asset Purchase Agreement may be terminated by either party if the closing of the transaction does not take place on or prior to a specified outside date.

(b) Paul Capital Financing

To finance the acquisition of ANTARA, the Company, including its wholly-owned subsidiary, Guardian II, have entered into several financing agreements with Paul Royalty Fund Holdings II, LP (Paul Capital), including a Revenue Interests Assignment Agreement, a Note Purchase Agreement and a Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million. The financing included: $40 million in a revenue interest that will entitle Paul Capital to receive a royalty on the net sales of both ANTARA and FACTIVE; $20 million in debt due in 2010; and a $10 million equity investment at $0.90 per share. More specifically, the Company and Guardian II entered into the Revenue Interests Assignment Agreement, pursuant to which Oscient and Guardian II will sell to PRF until December 31, 2016 the right to receive specified royalties on Guardian II’s and Oscient’s net sales (and the net sales of their respective affiliates and licensees) of the ANTARA products and FACTIVE tablets. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE starts each fiscal year as a high single digit royalty rate and declines to a low single digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, Oscient and

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Guardian II shall have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to PRF by fifty percent (50%) by paying PRF a price in cash which will provide PRF, when taken together with the royalties previously paid, a specified rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, Oscient and Guardian II shall have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return. In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE and (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement, Paul Capital shall have the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide PRF, when taken together with the royalties previously paid, a specified rate of return.

Additionally, Guardian II entered into a Note Purchase Agreement with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note, due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date subject to certain conditions. Interest is payable semi-annually in arrears on the last day of each March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after second anniversary of the closing, Oscient may at its option prepay all or any part of the Note at a premium which declines over time. With respect to the financing with Paul Capital, Guardian II and Paul Capital entered into a Security Agreement under which Guardian II will grant to PRF a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under its financing obligations to Paul Capital. As part of the financing, Oscient and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement pursuant to which, in exchange for $10 million, Oscient will sell to PRF 11,111,111 shares of the Common Stock, at a price of $0.90 per share and issue Paul Capital a warrant to purchase 2,304,147 shares of Common Stock at an exercise price of $0.8680 per share. Oscient and Paul Capital also entered into a Registration Rights Agreement, under the terms of which Paul Capital will have rights to require the Company to file a registration statement with the Securities Exchange Commission to register the resale of the shares of common stock and shares underlying the warrant referenced above.

(c) Regulatory Approval of FACTIVE in Mexico

On August 1, 2006, the Company announced that it had received notice from its partner, Pfizer, S.A. de C.V., that FACTIVE® was approved by the Ministry of Health in Mexico to be marketed as FACTIVE®-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis. Pfizer, S.A. de C.V. sublicensed the rights to develop and commercialize FACTIVE in that country in February of 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE® and TESTIM®, our discount and rebate programs for FACTIVE, gross margin in future periods, the anticipated closing of the ANTARA acquisition and the associated Paul Capital financing, expected commercialization of ANTARA by our sales force and the continued growth of the brand, our ability to obtain approval from the FDA for a five-day course of therapy for CAP, our discussions with the FDA regarding our ABS filing and the FDA’s convening of an Advisory Committee related to the ABS sNDA, our ability to secure a long term source of bulk drug supply for Ramoplanin as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

We are a commercial-stage biopharmaceutical company committed to the clinical development and commercialization of new therapeutics to serve unmet medical needs. We currently promote two products in the U.S. pharmaceutical market. Our lead product is the fluoroquinolone antibiotic FACTIVE® (gemifloxacin mesylate) tablets, indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The commercial sale of FACTIVE began in September 2004 and FACTIVE is currently promoted nationally by a sales team comprised of approximately 280 representatives. We also co-promote Auxilium Pharmaceuticals, Inc.’s marketed product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. Additionally, we are developing a novel antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease and have begun exploring partnering opportunities for the continued Phase III development of Ramoplanin.

We have also recently entered into an agreement to acquire U.S. rights to the cardiovascular product ANTARA® 130 mg and ANTARA® 43 mg (fenofibrate) capsules from Reliant Pharmaceuticals Inc. Under the terms of the agreement, we will make a payment of $78 million to Reliant Pharmaceuticals for U.S. rights to ANTARA, plus a purchase of approximately $4 million in existing inventory. There is no assurance that the conditions to the closing of the ANTARA acquisition will be satisfied or that we will be able to close the acquisition. To finance the anticipated acquisition of ANTARA, in July 2006, we entered into an agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, pursuant to which Paul Capital agrees to provide $70 million of financing: $40 million under a revenue interests assignment agreement that will entitle Paul Capital to receive a royalty on the net sales of both ANTARA and FACTIVE; $20 million in debt due in 2010; and a $10 million equity investment at $0.90 per share. Paul Capital will also receive a warrant to purchase approximately 2.3 million shares of Oscient common stock at $0.868 per share. The Paul Capital financing is subject to a number of closing conditions, including the closing of our acquisition of the ANTARA product, which is scheduled for late August 2006. ANTARA is indicated as an adjunct treatment for hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. Clinical studies have shown that ANTARA along with a healthy diet is effective in reducing triglycerides and increasing HDL-C (high density lipoprotein-cholesterol) levels.

We have incurred significant operating losses since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $381 million. We expect to incur additional operating losses over the next several years due to the implementation of manufacturing, distribution, marketing and sales capabilities, as well as continued research and development efforts and clinical trials.

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

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of the expiration of the patents covering FACTIVE in such country or ten years following the first commercial sale of FACTIVE in such country. Pursuant to the license and option agreement, as amended to date, we are also obligated to make aggregate milestone payments of up to $31 million (not including upfront payments) to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds and upon consummation of sublicensing agreements.

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

Gross margins of FACTIVE will vary depending on the demand, which will be highest from November to March as the incidence of respiratory tract infections tends to increase during the winter months. Margins during the respiratory tract infection season after September 2006 are expected to be in the 65-70% range, reflecting the conclusion of reduced launch-related royalties to LG Life Sciences. Margins during the non-respiratory season will vary and may not be indicative of the margins for any quarter or for the entire year.

Commercialization and Development

We began selling FACTIVE tablets in September 2004 with an initial sales force of 100 representatives and, as of June 2006, utilize a full-time sales force of approximately 250 sales representatives, which are supplemented by approximately 30 part-time sales personnel who began work in June 2006.

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

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed; and, in November 2005, we filed an sNDA for ABS. In January 2006, the FDA informed us that it had refused to accept for filing the sNDA for the five-day treatment of ABS. In its refusal to accept the sNDA filing for ABS, the FDA indicated that FACTIVE did not exhibit an acceptable risk versus benefit profile for the ABS indication. In addition, the FDA expressed the opinion that demonstrating an acceptable risk versus benefit profile for FACTIVE in ABS was not feasible, given the FDA’s view of the potential risk of rash in those patients. As part of the process to address the FDA’s concerns related to this indication, we met with officials at the FDA to continue the dialogue regarding appropriate subsequent actions. Through these discussions, we requested that the FDA file the sNDA over protest. The FDA filed the sNDA over protest and we expect a response from the FDA on the ABS sNDA by the end of 2006. More recently, we received notification from the FDA that it will convene an Advisory Committee to review the sNDA for ABS on September 12, 2006. Given the FDA’s original decision to refuse to accept the sNDA for the treatment of ABS, we cannot guarantee that the ABS indication will ever be approved by the FDA.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front fee, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. In accordance with EITF No. 00-21, the up-front payment related to the Pfizer Mexico license agreement will be recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all active pharmaceutical ingredients for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

On August 1, 2006, we announced that we received notice from Pfizer Mexico that FACTIVE® was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis.

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

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that we conduct a prospective, randomized study comparing FACTIVE tablets (5,000 patients) to an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study includes patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. Patient enrollment for this Phase IV trial, with approval from the FDA, commenced patient enrollment during the fall of 2004 and is scheduled to be completed within three to four years. Although we cannot predict with certainty the costs necessary to complete this study, we currently estimate it will cost between $4-5 million of additional spending to complete the study.

Additionally, in April of 2005, we completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate community-acquired pneumonia. Based on the results of this study, in November 2005 we submitted a supplemental New Drug Application to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. In January 2006, the FDA accepted our submission for filing. We expect the FDA to act on our application by the end of September 2006. There is no assurance that the FDA will approve our application.

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

We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. During the second quarter, we initiated production of clinical trial materials and began site identification and site qualification activities for the Phase III program. With the agreement to acquire ANTARA and heightened interest in new alternatives for treating Clostridium-difficile associated disease, we have been exploring partnering opportunities for Ramoplanin, in part to reduce the financial impact of the Phase III program. Although we are in a position to begin the Phase III program in the third quarter, we have made the decision not to commence significant investment in this program while these partnering discussions are underway.

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

We expect demand for FACTIVE to be highest from November to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Co-Promotion Revenue

Amounts earned under our co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, is classified as co-promotion revenue in our accompanying consolidated statements of operations. Auxilium is obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeds a specified cumulative sales threshold, determined on an annual basis. The specific percentage is based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue is earned when TESTIM units are dispensed through patient prescriptions. The arrangement contains a clause that provides Auxilium the ability to recover revenue if specified cumulative sales thresholds are not met. Through June 30, we have determined that the achievement of these specified thresholds have been met. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in our consolidated statements of operations.

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

Other revenues consist of sublicensing revenues related to FACTIVE related to Pfizer Mexico. We recognize revenue in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front payment related to the Pfizer Mexico license agreement will be recognized as revenue over the term of the Company’s continuing obligations under the agreement.

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

Product Returns

Factors that are considered in our estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and six months subsequent to the expiration date of our product. Our product has a 36-month expiration period from the date of manufacturing into a tablet. At June 30, 2006 and December 31, 2005, our product return reserve was approximately $750,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables. As of June 30, 2006 and December 31, 2005, the balance for cash discounts was approximately $28,000 and $50,000, respectively.

Rebates

The liability for managed care rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2006 and December 31, 2005 the balance of the accrual for managed care rebates was approximately $210,000 and $381,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are necessary in evaluating the required liability balance, we believe our estimates are reasonable, and changes, if any, from those estimates would not be material to the financial statements. As of June 30, 2006, there have been no material changes to our estimates in the periods presented.

Special Promotional Programs

We have offered certain promotional incentives to date to our customers and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances.

Sample Card Program

During the second quarter of 2006, we initiated two sample card programs whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, we were able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second sample card program, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that we conducted in the first and second quarters of 2006. The first program expired on June 15, 2006 and the second program will expire on September 30, 2006. The balance of the liability at June 30, 2006 for these sample card programs was approximately $1,502,000.

Voucher Rebate Program

During the second quarter of 2006, we initiated two voucher rebate programs whereby we offered mail-in rebates to retail consumers. We have accounted for these programs in accordance with EITF No. 01-09. The liabilities that we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that we commenced in the first quarter of 2005 and fourth quarter of 2005. As of June 30, 2006, the balance of the liabilities for these voucher programs totaled approximately $131,000. The programs have expiration date of June 30, 2006 and August 31, 2006 and the liabilities will be adjusted for the actual redemption rates, upon completion.

Clinical Trial Expense Accrual

Our clinical development trials related to FACTIVE are primarily performed by outside parties. At the end of each accounting period, we estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received. For the three-month period ended June 30, 2006, we adjusted our accrual for clinical trial expenditures to reflect our most current estimate of liabilities outstanding to outside parties. However, the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. Inventories consist of FACTIVE raw material in powder form and work-in-process of approximately $9,661,000 and $9,770,000, and FACTIVE finished tablets of approximately $2,714,000 and $4,417,000, as of June 30, 2006 and December 31, 2005, respectively. On a quarterly basis, we analyze our inventory levels, and write down inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off. At June 30, 2006 and December 31, 2005, there was approximately $1,512,000 and $2,072,000, in FACTIVE sample product to be used for FACTIVE marketing programs, which is classified as an other current asset in the consolidated balance sheet.

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

We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. We perform an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment, which is our sole reporting unit, we perform this test by comparing the fair value of the entity with our book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. As of June 30, 2006, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective method. SFAS No. 123R requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the six months ended June 30, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by our estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under the Company’s employee stock purchase plan. Prior to the adoption of SFAS No. 123R, the Company accounted for its employee share-based arrangements under APB No. 25. Under the modified prospective adoption method, the results for prior periods are not restated.

Stock Plans

We grant stock to key employees and consultants under our 1991, 1993, 1995 and 1997 Stock Option Plans, as well as the 2001 Incentive Plan. The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of June 30, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, and cash performance awards. Generally, options granted to employees vest based on service conditions over a two to four year time period and options granted to non-employees vest based on service conditions over a one to three year time period, all of which have graded vesting. In addition, the requisite service period is generally equal to the vesting term. All options granted to both employees and non-employees have a contractual term of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of our common stock. Our 2001 Incentive Plan also provides for awards of nontransferable shares of restricted common stock which are subject to forfeiture. All shares of restricted stock are time vested which is generally over two years. Generally, the fair value of each restricted stock grant is equal to the market price of our stock at the date of grant. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control.

Employee Stock Purchase Plan

We also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of our common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The most recently completed offering period began January 1, 2006 and ended on June 30, 2006; therefore, January 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. We project the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, we adjust the estimated contributions to actual. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), we were not required to recognize stock-based compensation expense for the cost of stock options or shares issued under our ESPP because the ESPP was determined to be noncompensatory. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). During the three month period ended June 30, 2006, we engaged an independent third party to validate the assumptions used during the first quarter of 2006 to value stock option awards and to assist in the determination of assumptions to be used in the Black-Scholes-Merton option-pricing model for estimating the fair value of options granted in the second quarter of 2006. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. This refined estimation closely mirrors the expected life assumption we derived during the three month period ended March 31, 2006. The expected volatility is determined exclusively on historical volatility data of our common stock beginning with our merger with Genesoft in February 2004 through the month of grant. Our expected volatility for the six month period ended June 30, 2006 was between 52.14% and 53.41%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. Our risk-free interest rate for the six month period ended June 30, 2006 was between 4.35% and 5.07%. Our expected life using this method for the six month period ended June 30, 2006 was 5.00 to 6.25 years. We have not paid and do not expect to pay any dividends, therefore our dividend yield is assumed to be 0%.

The adoption of SFAS No. 123R increased our three and six months ended June 30, 2006 operating loss, net loss, and cash flows from operating activities by $992,000 and $2,043,000, respectively and basic and diluted net loss per share by $0.01 and $0.02, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, we eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

Our policy is to recognize compensation cost for awards for only service conditions and graded vesting using the straight-line method. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 23.24% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of June 30, 2006, we estimate there was approximately $6,792,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1.8 years. We expect approximately 3,370,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Results of Operations

Three Month Periods Ended June 30, 2006 and June 30, 2005

Revenues

Total revenues increased 7% to approximately $4,553,000 for the three month period ended June 30, 2006 from approximately $4,236,000 for the three month period ended June 30, 2005.

Product sales decreased 31% to approximately $2,622,000 for the three month period ended June 30, 2006 from $3,805,000 for the three month period ended June 30, 2005 due to lower shipments of FACTIVE tablets during the second quarter of 2006 and higher redemption of sample cards redeemed during the quarter ended June 30, 2006 .

Co-promotion revenue increased to $1,871,000 for the three month period ended June 30, 2006 from $370,000 for the three month period ended June 30, 2005 due to the fact that we initiated our co-promotion of TESTIM during the second quarter of 2005.

Biopharmaceutical/other revenues decreased slightly to approximately $60,000 for the three month period ended June 30, 2006 from approximately $61,000 for the three month period ended June 30, 2005.

Costs and Expenses

Total costs and expenses decreased slightly to approximately $26,690,000 for the three month period ended June 30, 2006 from approximately $26,806,000 for the three month ended June 30, 2005.

Cost of product sales increased to approximately $2,485,000 for the three month period ended June 30, 2006 from $2,308,000 for the three month period ended June 30, 2005. The gross margin on product sales was approximately 5% and 39% for the three month periods ended June 30, 2006 and 2005. The decrease in margin during the three month period ended June 30, 2006 is due to lower volume of FACTIVE tablets shipped to wholesalers as a result of decreased prescriptions written by primary care physicians directly attributable to the seasonal fluctuation of the respiratory tract infection season, an increase in the sample cards redeemed and $408,000 recorded as a provision of obsolete inventory recorded in the three month period ended June 30, 2006. In addition, included in the cost of product sales is approximately $1,191,000 of amortization of intangibles assets associated with FACTIVE for each of the three month periods ended June 30, 2006 and 2005. The gross margin excluding amortization of intangible assets was approximately 51% and 71% for the three month periods ended June 30, 2006 and 2005.

Research and development expenses include internal research and development expenses as well as clinical development costs and expenses. Research and development expenses primarily consist of salaries and related expenses for personnel. Other research and development expenses include fees paid to consultants and outside service providers, information technology and facilities costs. Research and development expenses decreased 24% to approximately $3,205,000 for the three month period ended June 30, 2006 from approximately $4,192,000 for the three month period ended June 30, 2005. The decrease in research and development expenses is due to a reduction of expenses related to the completion of the FACTIVE 5-day clinical study in 2005 of approximately $788,000 and a decrease in non-clinical studies and other expenses of approximately $241,000, offset by an increase of $42,000 in stock based compensation expense.

Selling and marketing expenses decreased to approximately $17,237,000 for the three month period ended June 30, 2006 from $17,709,000 for the three month period ended June 30, 2005. The decrease in selling and marketing expenses is due to a decrease in sales and marketing personnel and related costs of approximately $1,276,000 resulting from the conversion of sales representatives from a contract sales organization to employees and a decrease in advertising and promotional costs of approximately $1,219,000 offset by an increase in other selling and marketing costs of approximately $1,711,000 relating to the promotion of TESTIM and FACTIVE and an increase in stock-based compensation expense of approximately $312,000.

General and administrative expenses increased 45% to $3,763,000 for the three months period ended June 30, 2006 from $2,597,000 for the three month period ended June 30, 2005. The increase is due to the recognition of approximately $573,000 in additional stock based compensation expense related to the adoption of FAS 123R, increased legal costs of approximately $425,000 related to business development activities and an increase in other general and administrative expenses of approximately $168,000.

Other Income and Expense

Interest income increased 2% to approximately $901,000 for the three month period ended June 30, 2006 from approximately $881,000 for the three month period ended June 30, 2005 reflecting higher interest rate yields from investments.

Interest expense decreased slightly to approximately $2,072,000 for the three month period ended June 30, 2006 from approximately $2,097,000 for the three month period ended June 30, 2005. For the period ended June 30, 2006, interest expense primarily consisted of approximately $1,323,000 related to the $153 million of senior convertible notes issued in the second quarter of 2004, $308,000 related to the issuance of $22 million of convertible notes issued in connection with the Genesoft merger, $204,000 related to amortization of deferred financing costs along with $237,000 of non-cash interest expense related to the facility lease liability.

For the three month period ended June 30, 2006, we recorded a gain related to a milestone achievement related to the sale of our investment in Agencourt Bioscience. For the three month period ended June 30, 2005, we recorded a gain on the disposition of marketable securities of approximately $2,020,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was acquired by Beckman Coulter in a cash transaction.

Six Month Periods Ended June 30, 2006 and June 30, 2005

Revenues

Total revenues increased significantly to approximately $15,526,000 for the six month period ended June 30, 2006 from approximately $8,182,000 for the six month period ended June 30, 2005.

Product sales increased 54% to approximately $11,868,000 for the six month period ended June 30, 2006 from $7,717,000 for the for the six month period ended June 30, 2005 due to higher shipments of FACTIVE tablets during the six month period ended June 30, 2006.

Co-promotion revenues increased significantly to approximately $3,416,000 for the six month period ended June 30, 2006 from $370,000 for the six month period ended June 30, 2005 due to the fact that we initiated our co-promotion of TESTIM during the second quarter of 2005.

Biopharmaceutical/Other revenues increased to $242,000 for the six month period ended June 30, 2006 from $95,000 for the six month period ended June 30, 2005 primarily due to the achievement of a milestone by the genomics business we sold to Agencourt Bioscience in 2004 and the recognition of revenue related to the up-front payment related to Pfizer Mexico license agreement which is recognized over the term of the Company’s obligation under the agreement. We expect our revenues related to both the biopharmaceutical alliance and genomics services to be minimal in the future.

Costs and Expenses

Total costs and expenses decreased 6% to approximately $56,453,000 for the six month period ended June 30, 2006 from approximately $60,013,000 for the six month period ended June 30, 2005.

Cost of product sales increased to approximately $5,235,000 for the six month period ended June 30, 2006 from $4,374,000 for the six month period ended June 30, 2005. The gross margin on product sales was approximately 56% and 43% for the six months ended June 30, 2006 and 2005, respectively. The improvement in margin during the six months ended June 30, 2006 is due to higher volume of FACTIVE tablets shipped to wholesalers as a result of increased prescriptions written by primary care physicians, offset by a provision of obsolete inventory of $408,000 recorded in the quarter ended June 30, 2006. Included in the costs of product sales is approximately $2,383,000 of amortization of intangible assets associated with FACTIVE for the six months ended June 20, 2006 and 2005. Our gross margin for the six month period ended June 30, 2006 and 2005, after standard product cost and royalties, but excluding amortization of intangibles, was 76% and 74%, respectively.

Research and development expenses decreased 40% to approximately $6,134,000 for the six month period ended June 30, 2006 from approximately $10,196,000 for the six month period ended June 30, 2005. The decrease in research and development expenses is due to a reduction of expenses related to the completion of the

FACTIVE 5-day clinical study in 2005 of approximately $3,087,000, a decrease in stock based compensation expense of $744,000, and a decrease of salary and related expenses of approximately $581,000 due to decreased costs associated with the 5-day study, offset by a one-time technology license fee of $350,000 related to the acquisition world-wide rights of Ramoplanin from Pfizer in January 2006.

Selling and marketing expenses decreased slightly to approximately $37,682,000 for the six month period ended June 30, 2006 from approximately $37,817,000 for the six month period ended June 30, 2005. The decrease in selling and marketing expenses is due to decreased sales and marketing personnel and related costs of approximately $856,000, decreased advertising and promotional costs of approximately $3,680,000, offset by increases in other selling and marketing costs of approximately $3,697,000 to support the marketing and sale of FACTIVE and TESTIM and $704,000 related to stock based compensation expense.

General and administrative expenses decreased slightly to approximately $7,402,000 for the six month period ended June 30, 2006 from approximately $7,626,000 for the six month period ended June 30, 2005. The decrease in general and administrative expenses is due to a decrease of approximately $2,000,000 related to a milestone payment made to LG. These decreases were offset by an increase in legal expenses of $359,000 related to business development activities, an increase in stock-based compensation of approximately $1,104,000 and an increase in other general and administrative expenses of approximately $313,000.

Other Income and Expense

Interest income decreased 9% to approximately $1,597,000 for the six month period ended June 30, 2006 from approximately $1,751,000 for the six month period ended June 30, 2005 reflecting lower overall cash balances offset by higher interest rate yields on investments.

Interest expense decreased slightly to approximately $4,082,000 for the six month period ended June 30, 2006 from $4,141,000 for the six month period ended June 30, 2005. For the period ended June 30, 2006, interest expense primarily consisted of approximately $2,663,000 related to the $152.5 million of senior convertible notes issued in the second quarter of 2004, $613,000 related to $22 million of convertible notes assumed in the Genesoft merger, $408,000 related to amortization of deferred financing costs along with $398,000 of non-cash interest expense related to the facility lease liability.

For the six month period ended June 30, 2006, we recorded a gain related to a milestone achievement related to the sale of our investment in Agencourt Bioscience. For the six month period ended June 30, 2005, we recorded a gain on the disposition of marketable securities of approximately $2,020,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was recently acquired by Beckman Coulter in a cash transaction.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, product discovery alliances, the sale of FACTIVE tablets and co-promotion revenues based on the sale of TESTIM.

As of June 30, 2006, we had total cash, cash equivalents, restricted cash and short-term marketable securities of approximately $80,691,000, which includes approximately $9,109,000 in restricted cash. In April 2006, we completed a private placement which resulted in gross proceeds of approximately $35,935,000. We may need to raise additional capital in the future to fund our operations. In order to facilitate the raising of additional funds, we have filed a shelf-registration statement with the SEC that allows us to sell up to $100 million of common stock. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations for the next 12 months. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

In recent years, we have experienced a significant increase in hiring costs in an effort to build an effective sales and marketing organization to commercialize FACTIVE tablets and co-promote TESTIM, expand the medical/development organization to support additional FACTIVE development and commercialization, support the development of Ramoplanin and to build the infrastructure necessary to support these expansions. We expect expenses in the sales and marketing areas to remain at the same level as we continue to promote the sale of TESTIM and commercialize FACTIVE. In addition, if the closing of the ANTARA acquisition is consummated, we will be required to make a $12 million payment to Reliant Pharmaceuticals to cover the portion of the acquisition price not funded by Paul Capital and expect to incur increased levels of expenditures in the sales and marketing area as we integrate the ANTARA product and seek to grow its sales.

Cash Flows

Our operating activities used cash of approximately $33,677,000 and $53,197,000 for the six month periods ended June 30, 2006 and 2005, respectively. Cash used in our operating activities for six month period ended June 30, 2006 was primarily a result of our net loss of approximately $43,130,000 and decreases in accounts payable of approximately $1,002,000, clinical trial expense accrual of approximately $553,000 related to the FACTIVE post marketing studies, gain on disposition of investment of approximately $237,000, accrued facilities impairment charge of approximately $1,400,000 related to our west coast facility, and accrued restructuring charge of approximately $577,000 related to our prior facility in Waltham, Massachusetts. These uses of cash were partially offset by increases in accrued expenses and other current liabilities of approximately $1,368,000 related to higher accrued sales reserves and allowances related to a sample card promotional program, higher deferred revenue of approximately $253,000, higher other long-term liabilities of approximately $612,000 and decreases in interest receivable of approximately $58,000 due to lower overall cash balances. Additional offsets include a decrease in accounts receivable of $2,769,000, lower inventories balances of approximately $1,404,000 due to higher shipments and lower prepaid expenses and other current assets of approximately $662,000 related to decreased prepaid marketing costs for the six month period ended June 30, 2006. Offsetting our operating uses of cash were non-cash depreciation and amortization expenses of approximately $2,759,000, stock-based compensation of $2,090,000, provision for excess and obsolete inventories of approximately $408,000, provision for bad debts of approximately $34,000 as well as non-cash interest expenses of approximately $806,000.

Cash used in our operating activities for six month period ended June 30, 2005 was primarily a result of our net loss of approximately $49,615,000, increases in inventory of approximately $4,852,000 due to anticipated increased demand of FACTIVE tablets in the second half of the year, gain on sale of fixed assets of approximately $43,000, and gain on disposition of investment of approximately $2,020,000, as well as decreases in accounts payable of approximately $4,144,000, deferred revenues of approximately $416,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $1,620,000 related to our west coast facility, and accrued restructuring charge of approximately $716,000 related to our prior facility in Waltham, Massachusetts and accrued expenses and other current liabilities of approximately $1,748,000. These uses of cash were partially offset by increases in clinical trial expense accrual of approximately $1,137,000 related to the clinical trial of FACTIVE for the 5-day treatment of CAP and post marketing studies, and other long-term liabilities of approximately $600,000 related to the accruing of interest for the $22 million convertible note. Offsetting the uses of cash were also decrease of prepaid expenses and other current assets of approximately $4,526,000, interest receivable of $711,000 and accounts receivable of $456,000 as well as non-cash depreciation and amortization expenses of approximately $2,681,000, stock-based compensation of $993,000 and non-cash interest of approximately $873,000.

Our investing activities provided cash of approximately $5,569,000 and $72,031,000 for the six month periods ended June 30, 2006 and 2005, respectively. Cash provided by our investing activities for the six month period ended June 30, 2006 was primarily related to proceeds from maturities of marketable securities of approximately $2,696,000, proceeds of $237,000 related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter as well as proceeds from notes receivable of approximately $97,000, and a decrease in restricted cash of approximately $2,621,000.

Cash provided by our investing activities for the six month period ended June 30, 2005 was primarily related to proceeds from maturities of marketable securities of approximately $70,043,000, proceeds of $2,245,000 related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter as well as decreases in restricted cash of approximately $2,651,000 related to the payment of convertible note interest and other assets of approximately $14,000. Cash provided by investing activities were partially offset by the issuance of notes receivable of approximately $2,353,000 related to a deposit required in order to lease vehicles for the sale representatives and net purchases of property and equipment of approximately $569,000.

Capital expenditures totaled approximately $83,000 and $786,000 for the six month periods ended June 30, 2006 and 2005, respectively, primarily consisting of purchases of computer and related equipment.

Our financing activities provided cash of approximately $34,072,000 for the six month period ended June 30, 2006, primarily due to the issuance of 18,035,216 shares of common stock in connection with the completion of a private placement which generated net proceeds of approximately $33,482,000, exercise of 382,524 stock options of approximately $143,000 and proceeds from the issuance of 232,110 shares of stock under the employee stock purchase plan of approximately $447,000.

Our financing activities provided cash of approximately $405,000 for the six month period ended June 30, 2005, primarily due to proceeds from exercise of 821,060 stock options of $497,000 and proceeds from the issuance of 64,532 shares of stock under the employee stock purchase plan of $200,000 offset by payments of current portion of long-term obligations of approximately $292,000.

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

To finance the anticipated acquisition of ANTARA, in July 2006, we entered into an agreement with Paul Royalty Fund Holding II, LP to provide $70 million of financing: $40 million in a revenue interest that will entitle Paul Capital to receive a royalty on the net sales of both ANTARA and FACTIVE; $20 million in debt due in 2010; and a $10 million equity investment at $0.90 per share. Paul Capital will also receive a warrant to purchase approximately 2.3 million shares of Oscient common stock at $0.868 per share. The Paul Capital financing is subject to a number of closing conditions, including the closing of our acquisition of the ANTARA product, and is expected to close in late August 2006.

Contractual Obligations

For the three month period ended June 30, 2006, there were no material changes to our contractual obligations outside the ordinary course of business.

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

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following:

RISKS RELATED TO OUR BUSINESS

We have a history of significant operating losses and expect these losses to continue in the future.

We have experienced significant operating losses each year since our inception and expect these losses to continue for the foreseeable future. We had a net loss of approximately $43,130,000 for the fiscal year ended December 31, 2005 and had an accumulated deficit of approximately $380,558,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials, from sales and marketing, and from general and administrative costs associated with our operations and product sales of FACTIVE tablets. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE, co-promotion revenues based on the sale of TESTIM gel, collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue and potentially increase as we continue significant levels of expenditures, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and continue the co-promotion of TESTIM gel and in research and development in connection with clinical trials and formulation activities to support the existing labeling of FACTIVE tablets, the expansion of FACTIVE labeling claims and the development of Ramoplanin. In addition, if the closing of the ANTARA acquisition is consummated, we will be required to make a $12 million payment to Reliant to cover the portion of the acquisition price not funded by Paul Capital and expect to incur increased levels of expenditures in the sales and marketing area as we integrate ANTARA and seek to grow its sales. Additionally, our partners’ product development efforts that utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

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

There is no assurance that the conditions to the closing of the ANTARA acquisition or the Paul Royalty financing will be satisfied or that we will be able to close either the acquisition or the associated financing.

On July 21, 2006, we entered into an asset purchase agreement with Reliant Pharmaceuticals, Inc. to acquire exclusive rights in the United States to the cardiovascular products ANTARA® 130mg and ANTARA® 43mg (fenofibrate) capsules. The asset purchase agreement contains certain representations, warranties, indemnities and closing conditions. In particular, the conditions to closing the ANTARA acquisition include receipt by Reliant of consents of certain third parties, one of which is a pharmaceutical company. Furthermore, to finance the anticipated acquisition of ANTARA, we entered into an agreement with Paul Capital to provide $70 million of financing. The closing of the Paul Capital financing is not a condition to our obligations to close under our agreement with Reliant. As a result, although we have entered into a definitive agreement with Paul Capital regarding the funding, if for some reason we do not close the Paul Capital financing, we may not have sufficient resources to fund the ANTARA acquisition.

If the closing of the ANTARA acquisition is consummated, we will need to successfully integrate the ANTARA product into our sales and marketing efforts to continue to grow ANTARA sales.

If the closing of the ANTARA acquisition is consummated, ANTARA will be the second product we own which is approved by the FDA. To date, we still have limited marketing and sales experience. The integration of the ANTARA product and continued development of our marketing and sales capabilities with respect to this new line of product, including the expansion of our sales force, will require significant expenditures, management resources and time. Failure to successfully integrate ANTARA and establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to assume and continue to grow the ANTARA brand and related product sales.

The marketing of branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA for the treatment of dyslipidemias is TRICOR 145mg, a product manufactured by Abbott Laboratories, which accounted for approximately 94% of U.S. fenofibrate sales for the twelve month period ended June 30, 2006. ANTARA also competes with TRIGLIDE, a fenofibrate marketed by Sciele Pharma, Inc., which accounted for approximately 0.86% of U.S. fenofibrate sales for the twelve month period ended June 30, 2006. Additionally, several generic versions fenofibrate in varying strengths are also available for the treatment of dyslipidemias. In May 2005, Teva Pharmaceutical Industries, Ltd. obtained final FDA approval to market a generic version of Abbott Laboratories’ 160 mg TRICOR tablet (which is no longer marketed or sold), which contains the same active pharmaceutical ingredient as ANTARA 130 mg capsule. The marketing of generic fenofibrate products could result in pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

We will likely need to raise additional funds in the future.

We believe our existing funds and anticipated cash flows from operations would be sufficient to support our current plans for the next 12 months. We will likely raise additional capital in the future to fund our operations, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreement with customers or vendors. In order to facilitate the raising of additional funds, we have filed a shelf registration statement that allows us to sell up to $100,000,000 of our common stock. Our ability to raise additional capital, however, will be heavily influenced by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE, TESTIM and Ramoplanin commercial and clinical development programs. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including:

•	other fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc., and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation as well as generic equivalents of Cipro;

•	macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories and Zithromax® (azithromycin), a product of Pfizer Inc., as well as generic equivalents of both products;

•	Ketek® (telithromycin), a ketolide from Sanofi-Aventis Pharmaceuticals; and

•	penicillins such as Augmentin® (amoxicillin/clavulanate potassium), a product of GlaxoSmithKline, as well as generic equivalents of this product.

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

The primary competition for TESTIM gel for the treatment of male hypogonadism is ANDROGEL®, marketed by Solvay Pharmaceuticals. ANDROGEL was launched approximately three years before TESTIM and, according to Wolters Kluwer Health (formerly NDC Health), has a much larger share of the testosterone market than TESTIM gel accounting for approximately 57% of total testosterone prescriptions for the twelve months ending June 30, 2006. TESTIM gel also competes with other forms of testosterone replacement therapies, or TRT, such as oral treatments, patches, injectables and a buccal tablet. Generally, testosterone gels are more expensive than patches and injectables. ANDRODERM® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. ANDRODERM is the leading patch product and accounted for approximately 10% of total testosterone prescriptions for the twelve months ending June 30, 2006. Other new treatments are being sought for TRT which may compete with TESTIM gel.

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

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product—for treatment of this indication. We are also aware of at least eight companies with products in development for the treatment of CDAD. It is also possible that other companies are developing competitive products for this indication.

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

As part of the process to address the FDA’s concerns related to this indication, we met with officials at the FDA to continue the dialogue regarding appropriate subsequent actions. Following these discussions, we requested that the FDA file the sNDA over protest. The FDA has now filed the sNDA over protest and we have received notification from the FDA that it will convene an Advisory Committee to review the sNDA for ABS in September 2006. Given the FDA’s original decision to refuse to accept for filing the sNDA for the treatment of ABS, we cannot guarantee that the ABS indication will ever be approved by the FDA.

The FDA has granted a standard ten-month review period for the five-day CAP sNDA, with a decision expected in September 2006. We cannot be certain whether additional data will be required, if we will be required to conduct additional clinical trials or if the five-day CAP sNDA will ultimately be approved. In order to market FACTIVE for other indications, we may need to conduct additional clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. If we are unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

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

We expect demand for FACTIVE to be highest between November 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tend to increase during the winter months. In addition, fluctuations in the duration and severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Pursuant to our recent acquisition from Vicuron of worldwide rights to Ramoplanin, we assumed all responsibility for manufacture of Ramoplanin and are currently in discussions with potential third-party manufacturers for Ramoplanin in order to secure long term product supply. If there is a significant delay in securing a qualified supplier on commercially favorable terms or a delay in the technology transfer from Vicuron, we could experience a supply shortage of Ramoplanin bulk drug, affecting our ability to complete clinical programs and/or consummate partnering arrangements for the commercialization of Ramoplanin.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets. We have an exclusive arrangement with Integrated Commercial Solutions, Inc. (ICS) to perform such supply chain services for a three-year period. Under our agreement with Auxilium, Auxilium provides all supply chain services for TESTIM gel.

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

We sell FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE to these wholesalers, and they do not determine FACTIVE prescription demand. However, approximately 89% of our product shipments during the six months ended June 30, 2006 were to only three wholesalers. Our ability to commercialize FACTIVE tablets will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE tablets, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets, the commercialization of FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

We may not be able to maintain our existing arrangements with respect to the commercialization of our existing products, FACTIVE and TESTIM, or establish and maintain arrangements or partnerships to develop and commercialize Ramoplanin or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to our current products, Ramoplanin or any additional products we may acquire on terms which we deem favorable, our results of operations would be materially adversely affected.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004. Prior clinical and preclinical trials for

Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. We, or any third party with whom we may partner our rights to Ramoplanin, may not be able to complete future trials or make the filings within the timeframes we currently expect. If the trials or the filings are delayed, our business may be adversely affected.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 71 issued U.S. patents, approximately 89 pending U.S. patent applications, 160 issued foreign patents and approximately 200 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) metalloenzyme inhibitors, their uses, their targets, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

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

Further, in February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredients for FACTIVE required by Pfizer Mexico in Mexico. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under the sublicense agreement but can make no assurances to that we will be able to remain in compliance with such responsibilities.

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

We will be highly dependent on the principal members of our senior management and key scientific and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following senior officers: Steven M. Rauscher, President and Chief Executive Officer; Philippe M. Maitre, Senior Vice President and Chief Financial Officer; and Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations. The term of each employment agreement continues until it is terminated by the officer or us.

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

In February of 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. We intend to further market FACTIVE through distribution partners in most, if not all, of the other international markets for which we have a license to market the product. This will include part of European Union and Canada. We may not be able to secure distribution partners at all, or those that we do secure, including our relationship with Pfizer Mexico, may not be successful in obtaining regulatory approval or in marketing and distributing FACTIVE. If we are not able to secure distribution partners or those partners are unsuccessful in their efforts, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

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

We have a substantial level of debt. As of June 30, 2006, we had approximately $179,000,000 of indebtedness outstanding (including accrued interest and excluding trade payables and accrued liabilities). Additionally, if we close the acquisition of ANTARA and the related financing with Paul Capital, we will incur additional indebtedness of $60 million which includes $40 million in revenue interest that will entitle Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE, and $20 million in debt due in 2010. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt outstanding from time to time or to refinance it while arriving at maturity;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants;

•	make us more vulnerable in the event of a downturn in our business; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the report, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and TESTIM;

•	the revenues that we may derive from the sale of FACTIVE tablets and TESTIM, as compared to analyst estimates;

•	the results of our clinical trials for Ramoplanin and additional indications for FACTIVE and the pace of our progress in those clinical trials;

•	whether we are able to close the ANTARA acquisition transaction;

•	our ability to license or develop other compounds for clinical development;

•	the timing of the achievement of our development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the biopharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations.

Over the two-year period ending June 30, 2006 the closing price of our common stock as reported on the Nasdaq National Market ranged from a high of $4.93 to a low of $0.79. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 8, 2006. At the meeting, our shareholders took the following actions:

(i)	Election of directors.

	For	Withheld
Robert J. Hennessey	73,620,049	1,687,783
Pamela J. Kirby	73,350,538	1,957,294
William R. Mattson	73,680,054	1,627,778
Gary Patou	72,360,110	2,947,722
Steven M. Rauscher	73.529,203	1,778,629
William S. Reardon	73,666,478	1,641,354
Norbert G. Riedel	73,589,432	1,718,400
David K. Stone	73,687,393	1,620,439
John E. Voris	73,610,370	1,697,462

(ii)	To approve an amendment to the Employee Stock Purchase Plan, as amended, increasing the number of shares of common stock available for issuance under the plan from 1,500,000 for issuance under the plan from 1,500,000 to 2,500,000 shares.

For	Against	Abstain	Non-Voting
27,069,982	13,266,975	839,811	34,131,064

(iii)	To approve an amendment to the 2001 Incentive Plan.

For	Against	Abstain	Non-Voting
27,333,586	13,441,410	401,772	34,131,064

(iv)	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
74,426,871	664,576	216,385

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement by and between Oscient Pharmaceuticals Corporation and Philippe Maitre dated May 5, 2006

10.2	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Steven Rauscher dated May 12, 2006.

10.3	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Dominick Colangelo dated May 5, 2006.

10.4	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Stephen Cohen dated May 22, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

Oscient Pharmaceuticals Corporation

/s/ PHILIPPE M. MAITRE
Philippe M. Maitre Senior Vice President & Chief Financial Officer (Principal Financial Officer)
August 9, 2006

OSCIENT PHARMACEUTICALS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement by and between Oscient Pharmaceuticals Corporation and Philippe Maitre dated May 5, 2006

10.2	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Steven Rauscher dated May 12, 2006.

10.3	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Dominick Colangelo dated May 5, 2006.

10.4	Amendment to Employment Agreement between Oscient Pharmaceuticals Corporation and Stephen Cohen dated May 22, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.