Form 10-K
period 2006-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2007-03-15
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-10824

OSCIENT PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2297484
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1000 Winter Street Suite 2200 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (781) 398-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $82,969,566 as reported on the NASDAQ Global Market. The number of shares outstanding of the registrant’s common stock as of March 6, 2007 was 13,642,361.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

PART I

Item 1. Business

OVERVIEW

We are a commercial-stage biopharmaceutical company marketing two U.S. Food and Drug Administration (FDA)-approved products with our national primary care sales force. We are focused on selling and marketing products to community-based primary care physicians.

We currently market two FDA-approved products in the United States—a cardiovascular product, ANTARA® (fenofibrate) capsules, and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. ANTARA is approved by the FDA, to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. Our national sales force began marketing ANTARA in late August 2006. The market for fenofibrate products was approximately $1.5 billion in 2006 and the U.S. market for treating dyslipidemias was approximately $25 billion in 2006. We license the U.S. rights to ANTARA from Ethypharm S.A. FACTIVE is FDA-approved for the treatment of community-acquired pneumonia, or CAP, of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences. We launched FACTIVE in the U.S. in September 2004. The market for fluoroquinolones in the U.S. was approximately $3.5 billion in 2006.

Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease, and we are exploring partnering and other strategic opportunities for the continued development of Ramoplanin.

Our strategy is to identify new products to acquire, in-license or co-promote for the U.S. marketplace in order to leverage our existing commercial infrastructure, including our national primary care sales force.

ANTARA

The Fenofibrate and Cholesterol-Treatment Markets

Nearly 37 million Americans have total cholesterol values above recommended levels and heart disease remains the number one cause of death in the U.S. Abnormal cholesterol and lipid levels, known as dyslipidemia, can lead to the development of atherosclerosis, a dangerous hardening of blood vessels and a primary cause of coronary heart disease. Managing cholesterol levels is a complex undertaking and there are several therapeutic options available, tailored to the different types of abnormalities. Statins are the standard of care for lowering high levels of LDL (low density lipoprotein) cholesterol. Fenofibrate products have demonstrated their utility in managing “atherogenic dyslipidemia,” or “mixed dyslipidemia” also known as lipid abnormalities, which is characterized by high triglycerides, low HDL (high density lipoprotein) cholesterol, high levels of remnant-like particle cholesterol and a high proportion of cholesterol carried by small, dense LDL particles. Other drugs commonly used to treat lipid abnormalities include niacin and omega-3 fatty acids.

In 2006, total U.S. sales of fenofibrate products were approximately $1.5 billion, a 25% increase over 2005 sales. The fenofibrate market has experienced a 35% average annual growth in sales since 2002. Net sales from August 2006, when we began marketing ANTARA, through December 31, 2006, totaled $16.8 million.

Indications and Efficacy

ANTARA is a once-daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated LDL cholesterol (“bad” cholesterol), triglyceride and apolipoprotein B (free floating fats in the blood) levels and to increase HDL cholesterol (“good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL cholesterol. ANTARA received FDA approval in November 2004 and is approved and marketed in 43 mg and 130 mg doses. The predominantly prescribed dose is the 130 mg strength, with the 43 mg dose generally used for titration and in patients with impaired renal function. ANTARA is the lowest dose fenofibrate product currently approved by the FDA. ANTARA was approved based in part on demonstrating its bioequivalence to Abbott Laboratories’ fenofibrate product Tricor®, meaning that, under FDA guidelines, the bioequivalence of the two products does not differ significantly when the two products are given under similar conditions. ANTARA was also studied in the Triglyceride Reduction in Metabolic Syndrome study, known as TRIMS, to measure the impact of ANTARA on cholesterol levels in patients with multiple cardiovascular risk factors and to assess the use of ANTARA without regard to meals.

For the treatment of hypercholesterolemia, ANTARA is approved as adjunctive therapy to diet to reduce elevated LDL-C, total C, triglycerides and apolipoprotein B (apo B) and to increase HDL-C in adult patients with primary hypercholesterolemia or mixed dyslipidemia. The effects of fenofibrate at a dose equivalent to 130 mg ANTARA per day were assessed in four randomized, placebo-controlled, double-blind, parallel-group studies. Fenofibrate therapy lowered LDL-C, total-C, and the LDL-C/HDL-C ratio. In these studies, fenofibrate therapy also lowered triglycerides, raised HDL-C and significantly reduced apo B as compared with placebo.

ANTARA is also indicated as adjunctive therapy to diet for the treatment of hypertriglyceridemia, which affects an estimated 10% of American men over the age of 30 and 10% of American women over the age of 55. In clinical studies, the effects of fenofibrate on serum triglycerides were studied in two randomized, double-blind, placebo-controlled clinical trials of 147 hypertriglyceridemic patients for eight weeks. In patients with hypertriglyceridemia, treatment with fenofibrate at dosages equivalent to 130 mg ANTARA per day effectively decreased very low density lipoprotein (VLDL) triglycerides and VLDL cholesterol.

Mechanism of Action: ANTARA increases lipolysis and elimination of triglyceride-rich particles from plasma by activating lipoprotein lipase and reducing production of apoprotein C-III (an inhibitor of lipoprotein lipase activity). The resulting fall in triglycerides produces an alteration in the size and composition of LDL from small, dense particles (which are thought to be atherogenic due to their susceptibility to oxidation), to large buoyant particles. These larger particles have a greater affinity for cholesterol receptors and are catabolized rapidly. ANTARA also activates PPAR-alpha, which induces an increase in the synthesis of apoproteins A-I, A-II and HDL-cholesterol.

Competitive Advantages: ANTARA is distributed in 130 mg and 43 mg formulations, as compared to the 145 mg and 48 mg formulations of the market leader Tricor, which is marketed by Abbott Laboratories. The TRIMS study produced exclusive clinical data for ANTARA. In the study, ANTARA was evaluated in patients with elevated triglyceride levels and multiple cardiovascular risk factors. Of the 146 patients studied, 70% had hypertension and 32% had diabetes. The double-blind, placebo-controlled trial measured levels of total cholesterol, triglycerides, HDLs and LDLs, as well as other types of cholesterol, during eight weeks of therapy. In the study, ANTARA demonstrated the ability to reduce triglyceride and increase HDL-C levels after two weeks of therapy. At the end of therapy, patients treated with ANTARA had a statistically significant 37% reduction in their triglyceride levels and a statistically significant 14% increase in their HDL levels.

License Agreement

On August 18, 2006, we acquired rights to ANTARA in the Unites States from Reliant Pharmaceuticals Inc., or Reliant, for $78.0 million plus a $4.3 million payment for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license to the rights to ANTARA from Ethypharm S.A. (Ethypharm). In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished ANTARA capsules or deliver bulk product to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the New Drug Application, or NDA, and the Investigational New Drug application, or IND, covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. We also assumed certain of Reliant’s liabilities related to the ANTARA products.

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products which we develop, which include all products containing fenofibrate as its active pharmaceutical ingredient. We currently pay no royalties to Reliant. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant.

FACTIVE

Infectious Diseases Market

Infectious diseases represent the second leading cause of death worldwide accounting for over 14 million deaths each year, with lower respiratory tract infections alone causing 3.9 million deaths annually. Sales of antibiotics in the U.S. totaled $13 billion in 2006. Within the antibiotic market, fluoroquinolones, a product class with close to $3.5 billion in annual sales in the U.S. in 2006, have been gaining market share at the expense of older classes of antibiotics, according to Wolters Kluwer, a leading provider of pharmaceutical market data. This is a trend that is expected to continue as resistance to older antibiotic classes increases. Bacterial infections are the ninth leading cause of death in the U.S.

The principal classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, ketolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Bacterial resistance to existing antibiotics has been increasing in recent years, leading to bacterial infection recurrences, treatment failures and higher costs. These factors have fueled a growing need for more effective products in existing antibiotic classes, as well as for products with new mechanisms of action.

Acute Bacterial Exacerbations of Chronic Bronchitis: Chronic bronchitis is a health problem associated with significant morbidity and mortality. It is estimated that chronic bronchitis affects more than 9 million adults in the United States. Patients with chronic bronchitis are prone to frequent exacerbations, characterized by increased cough and other symptoms of respiratory distress. Longitudinal studies have estimated that 1 to 4 exacerbations occur each year in patients with chronic bronchitis; studies estimate that two-thirds are caused by bacteria. Exacerbations are estimated to account for approximately 12 million physician visits per year in the U.S. Antibiotic therapy, the standard treatment for acute bacterial exacerbations of chronic bronchitis, or AECB, is typically effective in reducing the course of illness for patients. Fluoroquinolones are frequently used to treat AECB due to their activity versus Haemophilus influenzae and Moraxella catarrhalis, two of the most common causes of these infections. Newer fluoroquinolones have enhanced activity versus Streptococcus pneumoniae, another common cause of these infections.

Community-Acquired Pneumonia: Community-acquired pneumonia, or CAP, is a common and serious illness in the United States. Of the estimated 4 to 5 million cases per year of CAP, nearly 1 million cases occur in patients over the age of 65. CAP cases result in approximately 10 million physician visits and as many as 1 million hospitalizations annually. Antibiotics are the mainstay of treatment for most patients with pneumonia, and where possible, antibiotic treatment should be specific to the pathogen responsible for the infection and individualized. However, since the responsible pathogen is not identified in a high proportion of patients with CAP, physicians usually take an empiric approach to treatment in the first instance. Over the last decade, resistance to penicillins and macrolides has increased significantly, and in many cases, fluoroquinolones are now recommended as a first line of therapy due to their efficacy against a wide range of respiratory pathogens, including many antibiotic resistant strains. The most recent treatment guidelines from the Infectious Diseases Society of America and the American Thoracic Society recommend fluoroquinolones as a first-line treatment for certain higher-risk patients with CAP and as therapy for treating patients with pneumonia in geographic regions of the U.S. with high levels of macrolide-resistant S. pneumoniae.

Indications and Efficacy

FACTIVE is a member of the fluoroquinolone class of antibiotics. In April 2003, FACTIVE was approved by the FDA for the treatment of AECB and CAP of mild to moderate severity. In July 2003, FACTIVE was also approved by the FDA to treat CAP caused by multi-drug resistant Streptococcus pneumoniae, or S. pneumoniae, a growing clinical concern. Multi-drug resistant S. pneumoniae, or MDRSP, is defined as S. pneumoniae resistant to two or more of the following antibiotics: penicillin, second-generation cephalosporins (such as cefuroxime), macrolides, tetracyclines, and trimethoprim/sulfamethoxazole.

In 2006, FACTIVE generated $21.5 million in net revenues. FACTIVE has potent in vitro activity against a wide range of Gram-positive, Gram-negative and atypical pathogens, including key respiratory pathogens, such as S. pneumoniae, H. influenzae and M. catarrhalis. FACTIVE is bactericidal at clinically achievable concentrations. Gemifloxacin, the active ingredient in FACTIVE, has minimum inhibitory concentrations, or MICs, as low as 0.032 µg/ml for S. pneumoniae. In clinical trials, FACTIVE has been administered to approximately 8,000 patients and had a good overall safety and tolerability profile. FACTIVE has been the subject of over 200 scientific publications and has been mentioned in nearly 300 scientific articles. Among the research published are data from a study involving 438 subjects indicating that a statistically significant higher percentage of patients treated with FACTIVE (71%) remained free of AECB recurrences than those treated with a comparator agent (58.5%) over a six-month period following treatment.

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

Clinical Efficacy: The clinical development program for FACTIVE included 19 Phase III trials in respiratory tract infections. FACTIVE was studied for the treatment of acute bacterial exacerbations of chronic bronchitis in three pivotal, non-inferiority, double-blind, randomized, active-controlled clinical trials using 320 mg once daily for 5 days. In these principal Phase III AECB studies FACTIVE given once daily for 5 days was at least as effective as the comparators given for 7 days, with clinical response rates in the FACTIVE arms ranging from 85.4% to 93.6%. FACTIVE was also studied for the treatment of CAP in three double-blind, randomized, active-controlled clinical studies, one open, active-controlled study, and two uncontrolled studies. The results of these studies showed that gemifloxacin was effective in the treatment of mild to moderate CAP.

Safety and Tolerability: FACTIVE tablets have been studied in approximately 8,000 patients in clinical trials and we estimate that to date, nearly 600,000 prescriptions have been written for FACTIVE since its launch in September 2004. In clinical trials, the incidence of adverse events reported for FACTIVE tablets was low and comparable to comparator drugs, namely beta-lactam antibiotics, macrolides and other fluoroquinolones. Most adverse events were described as mild to moderate. The most common adverse events reported in FACTIVE clinical trials were diarrhea, rash and nausea. In clinical trials, rash was reported in 2.8% of patients receiving gemifloxacin and was more commonly observed in patients with treatment durations greater than seven days and patients less than 40 years of age, particularly females. Since the launch of the drug, the post-marketing adverse events reported have been consistent with those observed in the clinical development program, and with the fluoroquinolone class as a whole.

Competitive Advantages: We believe the competitive advantages of FACTIVE tablets include:

•	FACTIVE has been shown in in vitro studies to be active against many bacterial isolates resistant to other classes of antibiotics.

•

FACTIVE is the most active fluoroquinolone against S. pneumoniae, one of the most prevalent pathogens found in lower respiratory tract infections, compared to the currently marketed fluoroquinolones (MIC90 0.032 µg/mL).

•

FACTIVE has a dual mechanism of action in bacteria, targeting two enzymes essential for bacterial growth and survival at therapeutically relevant drug levels, and as a result we believe FACTIVE has low potential for resistance generation.

•

FACTIVE is effective in the treatment of CAP due to penicillin-resistant S. pneumoniae and due to MDRSP. In clinical trials, of 22 patients with MDRSP treated with FACTIVE for 7 days, 19 (87%) achieved both clinical and bacteriological success at follow-up.

•	FACTIVE can be dosed once daily, with short courses of therapy for both AECB (5 days) and CAP (7 days).

•	FACTIVE achieves high concentration levels in lung and bronchial tissues and in secretions.

•

FACTIVE has composition of matter patent protection which extends into 2018, longer than the composition of matter patent protection for any currently marketed fluoroquinolone or other antibiotic widely used to treat respiratory tract infections.

Post-Marketing Commitments: As a post-marketing commitment to the FDA, we are conducting a Phase IV trial of FACTIVE. This prospective, randomized study is examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in treating patients with mild-to-moderate CAP or AECB. The study includes patients of different ethnicities so that safety information in populations not substantially represented in the existing clinical trial program could be collected, specifically as it relates to rash. This Phase IV trial was initiated in the fall of 2004 and enrollment was completed in January 2007. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish interim reports to the FDA on an annual basis on the number of prescriptions issued, including refills and the diagnoses for which the prescriptions are dispensed.

Development of FACTIVE

Five-Day Treatment of CAP: We have completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the supplemental New Drug Application (sNDA) seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. The FDA accepted the response as complete and we expect to receive an action letter from the FDA by May 1, 2007. The receipt of the approvable letter from the FDA does not assure ultimate approval of the sNDA.

In the five-day CAP clinical trial, a five-day course of therapy with FACTIVE was shown to be as effective as the FDA-approved seven-day course of treatment, with both arms displaying excellent clinical response rates.

Further, data showed that the bacteriological and radiologic success rates with five days of therapy were also non-inferior to the success rates with seven days of therapy. The multicenter, randomized, double-blind study enrolled 510 patients with CAP, with 469 patients comprising the per protocol group. Investigators measured clinical and bacteriological response at end of therapy as well as clinical, bacteriological and radiologic response at follow-up (two to three weeks post therapy). Clinical response at follow-up, the primary endpoint, in the per protocol group was 95% for the five-day treatment arm and 92% for the seven-day treatment arm (95% CI: -1.48, 7.42), demonstrating non-inferiority between the two groups. Further, clinical response at end of therapy in the per protocol group was 96% for the five-day group and 96% for the seven-day group (95% CI: -3.85, 3.42). The study also yielded encouraging results for bacteriological response. Bacteriological response in the per protocol population was 91% for the five-day and seven-day groups at follow-up (95% CI: -6.89, 7.93) and 94% for the five-day group and 96% for the seven-day group (95% CI: -8.27, 3.25) at end of therapy. The study demonstrated radiologic response at follow-up in the per protocol population of 98% for the five-day arm and 93% for the seven-day arm (95% CI: 0.35, 7.91). FACTIVE was well-tolerated in the study, with a low withdrawal rate due to adverse events: 1.2% for the five-day group and 2.0% for the seven-day group. The most common adverse event reported was a laboratory finding of elevated liver enzymes (increased ALT and increased AST). Analysis of all ALT/AST values demonstrated that the elevations were significantly associated with baseline ALT levels (elevated in many patients) with no significance or association with a particular treatment group. There was also no evidence of symptomatic hepatic events. In addition, the rate of drug-related rash in both treatment groups was low: 0.4% for the five-day arm and 2.8% for the seven-day arm. There were no withdrawals due to rash.

Acute Bacterial Sinusitis: As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed, and, in November 2005, we filed an sNDA for ABS. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA. In November 2006, we voluntarily withdrew our sNDA seeking approval of the ABS indication.

FACTIVE IV: An intravenous formulation of gemifloxacin has also been studied. If we elect to further pursue such a formulation, additional formulation development will be necessary before initiating a bioequivalence study.

License Agreement with LG Life Sciences

We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences, Ltd. (LG Life Sciences). We have the rights to commercialize gemifloxacin in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the currently issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE active pharmaceutical ingredient, or API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory; provided, that LG Life Sciences has the right to co-promote the product in the U.S., on terms to be negotiated, commencing in 2008 and for periods thereafter, in which case our royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2005 as further described below, LG Life Sciences’ right to co-promote in the U.S. will terminate upon our reaching a certain level of sales.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. We are also obligated to make aggregate milestone payments of up to approximately $40 million (not including payments to LG Life Sciences previously made pursuant to up-front obligations or achievements of certain milestones) to LG Life Sciences (including milestone payments required by the amendments described below) upon achievement of additional regulatory approvals and sales thresholds.

Collaborations and Partnerships for FACTIVE

Pfizer, S.A. de C.V. On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to market FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining and maintaining regulatory approvals for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has paid an up-front payment and has agreed to pay milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Mexico. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

In October 2006, Pfizer Mexico launched its promotion and marketing of FACTIVE-5 in Mexico for the five-day treatment of acute bacterial exacerbations of chronic bronchitis, acute bacterial sinusitis and community-acquired pneumonia.

Abbott Laboratories Ltd. On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE is currently approved in Canada for the treatment of acute bacterial exacerbations of chronic bronchitis (AECB), and Abbott Canada is responsible for obtaining regulatory approval, on behalf of the Company, for additional indications for FACTIVE. Pursuant to our agreement, Abbott Canada is obligated to exclusively purchase from us, and we must exclusively supply, finished tablets of FACTIVE to be sold in Canada; however, Abbott Canada may elect to transfer the fill-finish manufacturing to an alternate manufacturing source on terms to be determined by the parties. Our agreement with Abbott Canada may be terminated by either party upon the occurrence of certain termination events, including Abbott Canada’s right to terminate if approval in Canada for the treatment of CAP of mild to moderate severity is not achieved within two years of filing with the Canadian regulatory authorities.

Abbott Canada launched its promotion and marketing of FACTIVE for the treatment of acute bacterial exacerbations of chronic bronchitis in February 2007.

Menarini International Operation Luxembourg SA. We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini) a wholly-owned subsidiary of

Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and we have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee.

RAMOPLANIN

Clostridium difficile-Associated Disease (CDAD)

CDAD, a serious form of colitis caused by toxins produced by the Gram-positive bacterium Clostridium difficile (C. difficile), is the most commonly recognized microbial cause of diarrhea, resulting from high rates of colonization in hospitalized patients and the frequent use of antimicrobials. About 3% of healthy adults and 16 to 35% of hospital patients are colonized with C. difficile either prior to or during admission. Because it is a spore-forming bacterium, C. difficile is readily spread from person to person, especially in the hospital and nursing home environment. Under certain conditions, such as extended antibiotic therapy and gastrointestinal surgery, C. difficile can colonize the gut and release toxins, leading to bowel inflammation and severe diarrhea. Severe cases can occur and involve the development of fulminant colitis (severe inflammation of the colon); such occurrences can be life threatening, especially in elderly or immunocompromised populations.

Over 400,000 patients are treated in U.S. hospitals each year for CDAD. CDAD is associated with an average increased length of stay in the hospital of 3.6 days and an average increase in hospital costs of over $3,600 per patient. It is estimated that the annual increase in hospital costs attributable to CDAD exceeds $1 billion.

Two studies published in The New England Journal of Medicine in December 2005 describe a new strain of C. difficile, one that produces 16 to 23 times more toxins in vitro than do other strains, thus potentially contributing to its virulence. Particularly concerning about this new strain are the very high incidence and mortality rates. Data support the concept that this highly virulent strain is causing epidemic disease at certain locations and is associated with more frequent and more severe disease.

Current therapies for the treatment of CDAD include oral metronidazole and oral vancomycin. Both of these agents are associated with a 15 to 20% relapse rate. The use of oral vancomycin has been associated with the emergence of vancomycin-resistant organisms, including vancomycin-resistant enterococci, or VRE. Resistance has also been reported for metronidazole.

Ramoplanin Overview

In October 2001, we in-licensed U.S. and Canadian rights to Ramoplanin from Vicuron Pharmaceuticals Inc., or Vicuron, a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full control of Ramoplanin manufacturing, development and commercialization. Ramoplanin is a novel glycolipodepsipeptide antibiotic produced by fermentation of the bacteria Actinoplanes, with activity against Gram-positive aerobic and anaerobic microorganisms. In preclinical studies, Ramoplanin has been shown to be bactericidal against most Gram-positive species, including methicillin-resistant staphylococci, VRE and C. difficile, including the recent epidemic strains. Ramoplanin inhibits the bacterial cell wall peptidoglycan biosynthesis with a mechanism different from that of vancomycin, teicoplanin or other cell wall-synthesis inhibitors. No evidence of cross-resistance between Ramoplanin and other glycopeptide antibiotics has been observed in vitro to date. Ramoplanin has a unique profile that may make it particularly well-suited for killing bacteria in the GI tract.

In July 2004, we completed a Phase II trial to assess the safety and efficacy of Ramoplanin in the treatment of CDAD. The open-label study enrolled 87 patients in 24 U.S. sites. The trial compared two doses of Ramoplanin (200 mg and 400 mg twice daily) to vancomycin (125 mg four times daily). Both agents were administered for ten days, during which data on Ramoplanin was collected to measure safety and efficacy. The primary endpoint of the study was response rate at the test-of-cure visit, 7 to 14 days post-therapy. For this trial, the response rates were 60% for Ramoplanin 200 mg, 71% for Ramoplanin 400 mg, and 78% for vancomycin 125 mg in the clinically evaluable population. While the study did not meet its primary endpoint, non-inferiority at the test-of-cure visit, the response rates for all three arms were comparable. A potentially more clinically relevant endpoint, response at the end of therapy, was also assessed. At the end of therapy, the response rates were 83% for Ramoplanin 200 mg, 85% for Ramoplanin 400 mg and 86% for vancomycin 125 mg.

We agreed with the FDA to a Special Protocol Assessment regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building our primary care business in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin to a partner. There can be no assurance that we will be able to license or divest Ramoplanin to a partner on acceptable terms, or at all.

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

Acquisition of Expanded Rights: In exchange for the assignment of the rights for Ramoplanin under the acquisition agreement with Pfizer, we made a one-time, up-front payment to Pfizer and agreed to make additional milestone payments for regulatory filings and approvals in various countries. We will also pay mid-single-digit to low double-digit royalties to Pfizer on net sales of Ramoplanin dependent upon the territory.

LEGACY ASSETS FROM DISCONTINUED OPERATIONS

Prior to our merger with GeneSoft Pharmaceuticals, Inc. in 2004, we were engaged in genomics research, including gene sequencing. We entered into alliances with pharmaceutical companies to pursue drug discovery, development and commercialization based on our gene discoveries. While we are no longer engaged in gene discovery research and gene sequencing activities, we may potentially earn future milestones and royalties from these alliances.

SALES AND MARKETING

We market ANTARA and FACTIVE through our sales and marketing organization in the U.S, which is currently comprised of approximately 280 field sales personnel, including sales representatives, district managers and regional sales directors. Our sales representatives focus on high-prescribing primary care physicians and opinion leaders who represent high prescribers of fluoroquinolones and/or fenofibrate products. We have also built a team of professionals with experience in insurance and government reimbursement, medical affairs and marketing. Our strategy is to continue to leverage our existing commercial infrastructure through the acquisition, in-license or co-promotion of additional marketed products to market to primary care physicians. Longer term, we anticipate expanding our commercial infrastructure to include additional physicians.

Our strategy has been to grant commercialization rights to FACTIVE tablets in territories outside of the U.S. to third parties to leverage the additional resources that a pharmaceutical marketing partner with expertise in such countries can provide. Thus, we have partnered with following entities:

•

On February 6, 2006, we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer, S.A. de C.V. (Pfizer Mexico), the largest pharmaceutical company in Mexico. Pfizer Mexico is commercializing FACTIVE for community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis with three national field sales forces and one specialty field sales force.

•

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. Abbott Canada has extensive expertise in the commercialization of anti-infectives in Canada. Initially marketing FACTIVE for the treatment of acute bacterial exacerbations of chronic bronchitis, Abbott Canada will use its knowledge of the Canadian regulatory system to pursue other indications.

•

On December 27, 2006, we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini International Operation Luxembourg SA (Menarini), the second largest primary care pharmaceutical company in Europe. Menarini is responsible for obtaining regulatory approval for FACTIVE in Europe and will leverage its regulatory and marketing experience to pursue approval and launch of FACTIVE in Europe.

COMPETITION

The biopharmaceutical industry generally is characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical and biotechnology companies both in the United States and abroad. Many of our competitors have substantially greater capital resources, facilities and human resources than we do.

Competition with respect to our products and product candidates is and will be based on, among other things:

•	our sales and marketing expertise,

•	our clinical trial results and post marketing experience,

•	our ability to obtain appropriate regulatory approvals for our product candidates in a cost-efficient and timely manner and subsequently remain in regulatory compliance,

•	our ability to secure adequate reimbursement for our products from public and private healthcare payors,

•	our ability to attract and retain qualified personnel,

•	our ability to obtain patent protection and defend our patent challenges,

•	our ability to in-license product candidates for clinical development,

•	our ability to gain access to new products via co-promotion or in-license agreements or product acquisitions,

•	our ability to secure sufficient capital resources to fund our clinical development and sales and marketing operations, and

•	our partners’ ability to develop and commercialize therapeutic, vaccine and diagnostic products based upon our legacy genomics discoveries.

Because we rely primarily on in-licensing, co-promotion and acquisitions of products and product candidates to expand our portfolio, it is important to note that we may also face increasing competition for in-licensing, co-promotion and acquisition opportunities from leading pharmaceutical and biotechnology companies. We cannot be certain that we will be able to in-license product opportunities in the future or acquire new products.

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor, a product manufactured by Abbott Laboratories, which accounted for approximately 94% of U.S. fenofibrate sales for the twelve month period ended December 31, 2006. ANTARA also competes with Triglide, a fenofibrate marketed by Sciele Pharma, Inc., which accounted for approximately 1.2% of U.S. fenofibrate sales for the twelve month period ended December 31, 2006.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products account for approximately 1% of total U.S. sales of fenofibrate products. In May 2005, Teva Pharmaceutical Industries, Ltd. obtained final FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In January 2006, Cipher Pharmaceuticals, Inc. obtained final FDA approval to market a 150 mg strength of fenofibrate. There are also several non-fenofibrate FDA-approved products with similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin and fixed-dose, combination products.

We are also aware that LifeCycle Pharma A/S is developing a 40 mg and a 120 mg fenofibrate product and, on December 27, 2006, we received notice that LifeCycle Pharma had filed a new drug application with the FDA referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Under current FDA policies, a section 505(b)(2) new drug application may be used to seek approval based in part on the FDA’s prior findings of safety and efficacy for another entity’s application, including for a product whose strength, dosage form, route of administration or labeling differs from the application for the other drug being referenced, known as the reference listed drug. A 505(b)(2) application can be based in part on a showing that the proposed product is bioequivalent to the reference listed drug. LifeCycle Pharma’s 505(b)(2) application included a certification, known as a Paragraph IV certification, alleging that its fenofibrate product does not infringe the patents that have been submitted to the FDA for ANTARA and listed in FDA’s publication known as the Orange Book. We decided, based on ANTARA’s current patent estate and Lifecycle Pharma’s product description, not to pursue litigation.

The growth of any of these competitive branded products or the marketing of generic fenofibrate products could result in a decrease in ANTARA sales, create pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

FACTIVE

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including other fluoroquinolones (levofloxacin, ciprofloxacin and moxifloxacin), macrolides (clarithromycin and azithromycin), telithromycin and penicillins (amoxicillin/clavulanate potassium).

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have composition of matter patents which have gone or will be going off patent at dates ranging from 2003 to 2016. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

Ramoplanin

Ramoplanin is in clinical development for the treatment of CDAD. We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product—for treatment of this indication. We are also aware of several other companies with products in development for the treatment of CDAD.

Legacy Assets

Our alliance-related product development programs are all in preclinical stages, and it is therefore not possible to identify any product profiles or competitors for these product development programs at this time. Our industry is very competitive and it therefore is likely that if and when product candidates from our early stage internal programs or our alliance programs reach the clinical development stage or are commercialized for sale, these products will also face competition.

GOVERNMENT REGULATION

Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing, distribution and marketing of any product candidates that we develop or commercialize. The extent to which such regulation may apply to us and our licensees will vary depending on the nature of the product. Virtually all of our pharmaceutical products, including expanded uses of our pharmaceutical products, will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA in the United States and similar health authorities in foreign countries subject human therapeutic and vaccine products to rigorous preclinical and clinical testing, and require review and approval of extensive data in order to permit commercial marketing.

Virtually all aspects of our activities are regulated by federal and state statutes and regulations, and government agencies. The research, development, manufacturing, processing, packaging, labeling, distribution, sale, advertising, promotion, import and export of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies and their state equivalents, including the FDA, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as by state and local governments and governmental authorities in those foreign countries in which we or our partners operate.

Noncompliance with applicable regulatory policies or requirements of the FDA or other governmental authorities could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, civil monetary and other penalties, criminal prosecution and penalties, injunctions, “whistleblower” lawsuits, failure to approve pending drug product applications or total or partial suspension of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or the agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability.

Product Approval

For innovative, or non-generic, new drugs, an FDA-approved new drug application, or NDA, is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its labeled uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA typically must include or reference preclinical data from animal and laboratory testing and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any preclinical laboratory and animal testing must comply with FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an investigational new drug application, or IND, to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent. The FDA also regulates and typically inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment, unless a waiver or exemption applies. FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and review an NDA it deems incomplete or not properly reviewable.

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase II, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase III, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by U.S. and foreign regulatory agencies.

The FDA can, and does, reject new drug applications, require additional clinical trials, grant approvals on only a restricted basis even when product candidates performed well in clinical trials, or require further studies as a condition of approval.

Generic drugs are approved through an abbreviated process based on the submission to FDA of an abbreviated new drug application, or ANDA. The ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and labeling as a so-called “reference listed drug” approved under an NDA, although some limited exceptions may be permitted. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug. Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed, and if the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. The amount of testing and effort that is required to prepare and submit an ANDA is generally substantially less than that required for an NDA.

In addition to the NDA and ANDA procedures, there is an additional approval mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA where the applicant does not have a right to reference all or some of the data being relied upon for approval. Under current regulations and FDA policies, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company’s NDA. This might be done, for example, where the applicant is seeking approval for a new use for a drug that has already been approved for a different use or for a different formulation of the same drug that is already approved for the same use. The use of 505(b)(2) applications is the subject of ongoing legal controversy, and it is thus not clear what the permitted use of a 505(b)(2) application might be in the future.

In European Union countries and Canada (where our partners are currently attempting to gain marketing approval for certain indications of FACTIVE), regulatory requirements and approval processes are similar in principle to those in the United States and can be at least as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: the centralized procedure and a de-centralized process which requires requesting approval on a country-by-country basis. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision making authority in product approval.

Post-Approval Requirements

Products on the market are subject to continual review by the FDA. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require a change in labeling for an approved marketing application or additional studies for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

Manufacturing facilities that produce drugs are subject to extensive regulation both by the FDA, state and local governments, and foreign regulatory authorities. These laws and regulations require, among other things, that our facilities and the facilities of third parties, such as LG Life Sciences, Ethypharm S.A., Patheon Pharmaceuticals Inc. (our third party finished-product manufacturer for FACTIVE tablets) and Cardinal Health PTS (our third party packager of ANTARA capsules), be registered with the FDA and other regulatory authorities, comply with current good manufacturing practices requirements, and pass periodic inspections by the FDA and other regulators. Facilities in foreign countries may be subject to inspection by the FDA, local regulators or both. Current good manufacturing practices, or cGMP, require extensive recordkeeping, quality control, documentation and auditing to ensure that products meet applicable specifications. Failure to comply with these requirements can result in warning letters, requirements of remedial action, and, in the case of more serious failures, suspension of manufacturing, seizure, injunctions or recall of product and fines and other penalties. Compliance with these requirements can be time consuming, costly and can result in delays in product approval or product sales.

In addition to cGMP requirements, certain of our products must also be packaged with child-resistant and senior friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Products that do not comply with these requirements can be considered misbranded and subject to seizure, recall, monetary fines, and other penalties.

The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. States require the registration of manufacturers and distributors who provide pharmaceuticals, including in certain states even if these manufacturers or distributors have no place of business within the state but satisfy other nexus requirements, for example, the shipment of products into such state. States also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that are requiring manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws limit the distribution of prescription drug product samples to licensed practitioners and impose other requirements to ensure accountability in the distribution of samples.

Other reporting and recordkeeping requirements also apply for marketed drugs, including for most products requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, and be appropriately balanced and substantiated. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the United States Health and Human Services Office of Inspector General and United States Department of Justice, as well as similar state laws. Anti-kickback laws make it illegal for a prescription drug manufacturer or marketer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase, recommendation or prescription of a particular drug, covered by a federal healthcare program, unless one of several narrow safe harbors or other exceptions applies. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party government payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

Similar laws apply in other countries, including anti-bribery prohibitions in the European Union and member countries of the European Union.

Other Regulatory and Compliance Requirements

Under the laws of the United States, the countries of the European Union and other nations, we and the institutions where we sponsor research are subject to obligations to ensure the protection of personal information of human subjects participating in our clinical trials. In the United States, these laws include the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the implementing regulations of the United States Department of Health and Human Services, and state medical records privacy laws. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could affect the timing and the cost of future clinical development activities.

We are subject to the United States Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Pricing and Third-Party Reimbursement

In the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Increasingly, third party payors are challenging the prices charged for medical products and services. As a result, in the future, our products could be considered not cost effective or reimbursement to the consumer could become unavailable or could be insufficient to allow us to sell our products on a competitive and profitable basis. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced product revenues. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing reimbursement controls. For example, Congress may give the federal government authority to negotiate drug prices for the Medicare Part D outpatient prescription drug benefit. Currently under Part D, prices are negotiated by the manufacturer with individual Part D plan sponsors or their administrators. Medicare Part B provides separate reimbursement for a limited universe of prescription drugs (primarily physician administered drugs). Currently, reimbursement for most Part B drugs is set at 106% of average sales price (which a manufacturer must report quarterly). Congress may consider proposals to reduce reimbursement for Part B drugs.

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and results.

Through the commercialization of FACTIVE and ANTARA, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and most recently amended under the Deficit Reduction Act of 2005. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any commercial customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services or CMS. In order to meet the requirements of the Deficit Reduction Act of 2005, these prices must now be reported to CMS monthly in addition to quarterly.

Participation in the Medicaid rebate program requires participation in the Public Health Service, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

FACTIVE and ANTARA are available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

PATENTS AND PROPRIETARY TECHNOLOGY

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 75 issued U.S. patents, approximately 87 pending U.S. patent applications, 148 issued foreign patents and approximately 201 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) pharmaceutical compositions, methods of their use and treatment, and methods of manufacturing ANTARA, (3) metalloenzyme inhibitors, their uses and their targets, (4) anti-infective compounds and their uses, and (5) the field of human and pathogen genetics. Our material patents are as follows:

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

•

U.S. Patent No. 6,331,550 granted December 18, 2001, relating to methods of using quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•

U.S. Patent No. 6,455,540 granted September 24, 2002, relating to methods of use of quinolone compounds against anaerobic pathogenic bacteria; licensed from LG Life Sciences; expiring September 21, 2019;

•	U.S. Patent No. 6,723,734 granted April 20, 2004, relating to the salt of naphythyridine carboxylic acid derivative; licensed from LG Life Sciences; expiring March 20, 2018;

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

Under our development, license and supply agreement with Ethypharm, S.A., we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes two issued U.S. patents and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, under which our wholly-owned subsidiary granted Paul Capital a security interest in all of its assets, including all rights to ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. These patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The latest patent issued to Ethypharm is set to expire in 2020.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents are currently set to expire at various dates, ranging from 2015 to 2019.

The patents relating to Ramoplanin include claims relating to methods of manufacturing Ramoplanin as well as methods of increasing the yield of the active compound. We also have applications pending relating to various novel uses of Ramoplanin as well as a formulation containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license. We acquired exclusive rights to ANTARA trademarks, trade names, domain names and logos. We have recently become aware that Antara Biosciences, Inc. has filed a trademark application with the U.S. Patent and Trademark Office for the ANTARA and ANTARA BIOSCIENCES marks in connection with biotechnology related goods and services. We are currently investigating the impact which these marks may have on our ANTARA brand and products and are in discussions with the company.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot guarantee, however, that these agreements will be honored, that we will have adequate remedies for breach if they are not honored or that our trade secrets will not otherwise become known or be independently discovered by competitors.

MANUFACTURING

Under the terms of our agreement with LG Life Sciences, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for FACTIVE API. LG Life Sciences supplies the FACTIVE API from its manufacturing facility in South Korea. Patheon Pharmaceuticals Inc. currently provides the manufacture of finished products of FACTIVE sold in the U.S. With respect to our sublicense of commercialization rights to FACTIVE in ex-US territories:

•

Pfizer Mexico must purchase all of its commercial requirements in Mexico for FACTIVE API from us, but has the option to receive FACTIVE product from us or to fill and finish the final tableted FACTIVE product at its manufacturing facilities in Mexico. We currently supply blistered product to Pfizer Mexico but anticipate that Pfizer Mexico will begin to fill-finish the product itself by the end of 2007.

•

Abbott Canada must purchase its commercial requirements for Canada of FACTIVE finished product from us; however, Abbott Canada may elect to transfer the fill-finish manufacturing to an alternate manufacturing source on terms to be determined by the parties.

•

With respect to the anticipated commercialization of FACTIVE in Europe, Menarini must purchase all of its requirements for FACTIVE active pharmaceutical ingredient from us, but may request that we supply finished FACTIVE product to it for an interim period of time during its initial launch for commercializing FACTIVE in Europe after receipt of marketing authorization.

Currently, our source of supply of bulk capsules of ANTARA is Ethypharm, S.A, which produces the capsules at its facilities in Grand Quevilly, France and Chateauneuf-en-Thymerais, France. We have an agreement with Cardinal Health to package finished ANTARA capsules.

Pursuant to our acquisition of worldwide rights to Ramoplanin, we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of Ramoplanin. Although we plan to seek a partner for Ramoplanin, a contract manufacturer would be required to produce both the active pharmaceutical ingredient and the final dosage form to support related manufacturing activities.

HUMAN RESOURCES

As of December 31, 2006, we had 336 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS RELATED TO OUR BUSINESS

We have a history of significant operating losses and expect losses to continue for some time.

We have a history of significant operating losses and expect losses to continue for some time. We had a net loss of approximately $78,477,000 for the year ended December 31, 2006 and at that date had an accumulated deficit of approximately $415,905,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE and ANTARA, co-promotion revenues based on the sale of TESTIM gel (which we no longer promote), and our legacy collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years and cannot predict when, if ever, we will achieve profitability. These losses are expected to continue, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and ANTARA capsules and as we seek to acquire additional approved products or product candidates. Additionally, our partners’ product development efforts that utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

Our business is very dependent on the commercial success of FACTIVE and ANTARA.

FACTIVE tablets and ANTARA capsules are currently our only commercial products and we expect that they will likely account for substantially all of our product revenues for at least the next several years or until we successfully acquire, in-license or enter into co-promotion agreements for additional products.

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

The intellectual property rights of biopharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing biopharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the biopharmaceutical industry. We may become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or a foreign patent office to determine our patent rights with respect to third parties which may include competitors in the biopharmaceutical industry. Interference proceedings in the U.S. Patent and Trademark Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to discover such intellectual property. We may become involved in patent litigation against third parties to enforce our patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to us of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. We do not expect to maintain separate insurance to cover intellectual property infringement. Our general liability insurance policy does not cover our infringement of the intellectual property rights of others. If infringement litigation against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of our products or services and be liable for damages. In certain cases, a license may be available, although we may not be able to obtain such a license on commercially acceptable terms, or at all.

We are aware of United States patents that are controlled by third parties that may be construed to encompass ANTARA. However, we believe that, if these patents were asserted against us, we would have valid defenses that ANTARA does not infringe any valid claims of these patents or that the patents would be found to be unenforceable. Nonetheless, in order to successfully challenge the validity of any United States patent, we would need to overcome the presumption of validity which is accorded to issued patents in the United States. If any of these patents were found to be valid and enforceable and we were found to infringe any of them, or any other patent rights of third parties, we would be required to pay damages, cease the sale of ANTARA or pay additional royalties on manufacture and sales of ANTARA. If we are unable to market or sell ANTARA, or if we are obligated to pay significant damages or additional royalties, our earnings attributable to ANTARA would be reduced and our business would be materially adversely affected. Even if we prevail, the cost to us of any patent litigation would likely be substantial, and it may absorb significant management time. If the other party in any such litigation has substantially greater resources than us, we may be forced, due to cost constraints, to seek to settle any such litigation on terms less favorable to us than we might be able to obtain if we had greater resources.

We intend to raise additional funds in the future.

We believe our existing funds and anticipated cash generated from operations should be sufficient to support our current plans through at least the end of 2007. We intend to raise additional capital in the future to fund our operations, to support our sales and marketing activities, fund clinical trials and other research and development activities, and other potential commercial or development opportunities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE and ANTARA commercial programs, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Future fundraising could dilute the ownership interests of our shareholders.

In order to raise additional funds, we may issue equity or convertible debt securities in the future. Depending upon the market price of our shares at the time of any transaction, we may be required to sell a significant percentage of the outstanding shares of our common stock in order to fund our operating plans, potentially requiring a shareholder vote. In addition, we may have to sell securities at a discount to the prevailing market price, resulting in further dilution to our shareholders.

We need to continue to develop marketing and sales capabilities to successfully commercialize FACTIVE tablets, ANTARA capsules and our other product candidates, including effectively integrating the ANTARA product into our commercial operations.

FACTIVE tablets and ANTARA capsules are the first two FDA-approved products which we own and promote. To date, we still have limited marketing and sales experience. The launch of FACTIVE occurred in September of 2004, and we recently acquired the rights to ANTARA in August 2006. The continued development of these marketing and sales capabilities, including any expansion of our sales force, will require significant expenditures, management resources and time. Failure to continue to successfully integrate ANTARA and establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to assume and continue to grow the ANTARA brand and related product sales.

Our product and product candidates face significant competition in the marketplace.

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 94% of U.S. fenofibrate sales for the twelve month period ended December 31, 2006. ANTARA also competes with Triglide, a fenofibrate marketed by Sciele Pharma, Inc., which accounted for approximately 1.2% of U.S. fenofibrate sales for the twelve month period ended December 31, 2006.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. In May 2005, Teva Pharmaceutical Industries, Ltd. obtained final FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In January 2006, Cipher Pharmaceuticals, Inc. obtained final FDA approval to market a 150 mg strength of fenofibrate.

There are also several non-fenofibrate FDA-approved products with similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin and fixed-dose, combination products.

We are also aware that LifeCycle Pharma A/S is developing a 40 mg and a 120 mg fenofibrate product and, on December 27, 2006, we received notice that LifeCycle Pharma had filed a new drug application with the FDA referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Under current FDA policies, a section 505(b)(2) new drug application may be used to seek approval based in part on the FDA’s prior findings of safety and efficacy for another entity’s application, including for a product whose strength, dosage form, route of administration or labeling differs from the product covered by the application for the other drug being referenced, known as the reference listed drug. A 505(b)(2) application can be based in part on a showing that the proposed product is bioequivalent to the reference listed drug. LifeCycle Pharma’s 505(b)(2) application included a certification, known as a Paragraph IV certification, alleging that its fenofibrate product does not infringe the patents that have been submitted to the FDA for ANTARA and listed in FDA’s publication known as the Orange Book. We decided, based on the current patent estate for ANTARA and Lifecycle Pharma’s product description, not to pursue litigation.

The growth of any of these competitive branded products or the marketing of generic fenofibrate products could result in a decrease in ANTARA sales, pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

FACTIVE

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including other fluoroquinolones (levofloxacin, ciprofloxacin and moxifloxacin), macrolides (clarithromycin and azithromycin), telithromycin and penicillins (amoxicillin/clavulanate potassium).

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have composition of matter patents which have gone or will be going off patent at dates ranging from 2003 to 2016. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

Ramoplanin

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product—for treatment of this indication. We are also aware of several companies with products in development for the treatment of CDAD as well as the potential for generic vancomycin.

Many of our competitors have substantially greater capital resources and human resources than us. Furthermore, many of those competitors are more experienced than us in drug discovery, clinical development and commercialization, and in obtaining regulatory approvals. As a result, those competitors may discover, develop and commercialize pharmaceutical products or services before us. In addition, our competitors may discover, develop and commercialize products or services that are more effective than, or otherwise render non-competitive or obsolete, the products or services that we or our collaborators are seeking to develop and commercialize. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit our rights or the ability of our collaborators to develop or commercialize pharmaceutical products or services.

Our failure to in-license, co-promote or acquire and develop additional product candidates or approved products will impair our ability to grow.

As part of our growth strategy, we intend to acquire, develop and commercialize additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire biopharmaceutical products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. The acquisition of rights to additional products would likely require us to make significant up-front cash payments, which could adversely affect our liquidity and/or accelerate our need to raise additional capital and/or secure external sources of financing. We may seek funding for product acquisitions through equity or debt offerings, through royalty-based financings or by a combination of these methods, such as the financing we completed with Paul Capital to fund the ANTARA acquisition. There is no assurance that we will be able to raise the funds necessary to complete any product acquisitions on acceptable terms or at all. If we raise funds it could dilute shareholders, or if we use existing resources it could adversely affect our liquidity and accelerate our need to raise additional capital.

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

In April 2003, FACTIVE tablets were approved by the FDA for the seven-day treatment of community-acquired pneumonia of mild to moderate severity (CAP) and the five-day treatment of acute bacterial exacerbations of chronic bronchitis (AECB). In our attempt to continue to develop the market for FACTIVE, we completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the sNDA seeking approval for the five-day treatment CAP with FACTIVE tablets. According to the letter, we were required to provide clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. We recently delivered this additional information to the FDA and the FDA has accepted our response as complete. We cannot be certain whether additional data will be required or if the five-day CAP sNDA will ultimately be approved. In November 2005, we filed an sNDA seeking approval for acute bacterial sinusitis. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA and, in November 2006, we voluntarily withdrew our sNDA. If we encounter similar issues with the FDA in the future or are otherwise unsuccessful in expanding the approved indications for the use of FACTIVE, the size of the commercial market for FACTIVE will be limited.

Seasonal fluctuations in demand for FACTIVE may cause our operating results to vary significantly from quarter to quarter.

We expect demand for FACTIVE to be highest between December 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the duration and severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in one quarter may not be indicative of the results for any other quarter or for the entire year.

We, as well as our partners, are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

Virtually all aspects of our and our partners’ activities are subject to regulation by numerous governmental authorities in the U.S., Europe, Canada, Mexico and elsewhere. These regulations govern or affect the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, distribution, advertising and promotion of FACTIVE, ANTARA, Ramoplanin and our other product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements or failure to obtain adequate documentation from any governmental agency can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, injunctions, total or partial suspension of production, “whistleblower” lawsuits, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability. Our corporate compliance program cannot fully ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or a failure to prevail in litigation related to noncompliance could harm our business.

For instance, we, along with many other pharmaceutical companies, recently received notification from the FDA that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of bioequivalence. In its letter, the FDA requested that we confirm whether any of the analyses of our products were conducted by MDS Pharma in order for the FDA to determine whether we might have to validate, confirm or repeat certain studies. The FDA has stated that it has not detected any signals or any evidence that the products mentioned in the letters pose a safety risk or that there has been any impact on efficacy. Because the outcome of this issue is uncertain, we cannot predict whether this issue will have a material impact on our results of operations.

New legal and regulatory requirements could make it more difficult for us to obtain extended or new product approvals, and could limit or make more burdensome our ability to commercialize our approved products.

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. For example, federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been proposed to address perceived shortcomings in FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices that some see as excessive or improper. If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain extended or new product approvals, and our current approvals may be restricted or subject to onerous post-approval requirements. Such changes may increase our costs and adversely affect our operations. The ability of us or our partners to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Failure to comply with or changes to the regulatory requirements that are applicable to FACTIVE, ANTARA or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	notice of violation letters regarding promotional and marketing materials and activities;

•	withdrawal of FACTIVE, ANTARA or a product candidate from the market;

•	voluntary or mandatory recall of FACTIVE, ANTARA or a product candidate;

•	fines against us or our partners;

•	suspension or withdrawal of regulatory approvals for FACTIVE, ANTARA or a product candidate which subsequently receives regulatory approval;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we or our partners submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us or our partners.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

We depend on third parties to manufacture and distribute our products and product candidates.

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the API of FACTIVE, and we use Patheon Inc. (Patheon) to produce the finished FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and receives ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Cardinal Health PTS, LLC (Cardinal Health) to package finished ANTARA capsules. The only source of supply for FACTIVE API is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets.

If LG Life Sciences, Ethypharm, Patheon or Cardinal experiences any significant difficulties in their respective manufacturing processes for our products including the API or finished product, we could experience significant interruptions in the supply of FACTIVE and ANTARA. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply FACTIVE and ANTARA at required levels. Such an interruption could cause us to incur substantial costs and our ability to generate revenue from FACTIVE and ANTARA may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product manufactured by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted. Due to these regulatory requirements, we could experience significant interruptions in the supply of FACTIVE and ANTARA if we decided to transfer the manufacture of our products to one or more suppliers in an effort to deal with such difficulties.

As the FACTIVE API and ANTARA bulk capsules are manufactured in South Korea and France, respectfully, we must ship our products to the United States for finishing, packaging and labeling, and manufacturing in the case for FACTIVE. While in transit, our API and finished product, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment to the United States, our API or finished product could be lost or damaged as our FACTIVE API is stored at Patheon and our FACTIVE and ANTARA finished product is stored at our third party logistics provider, Integrated Commercialization Solutions, Inc. (ICS). Appropriate risk mitigation steps have been taken and insurance is in place. However, depending on when in the process the API or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our API or finished product.

We may also experience interruption or significant delay in the supply of FACTIVE and ANTARA due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in South Korea or France. In any such event, the supply of our products stored at LG Life Sciences or Ethypharm could also be impacted.

Pursuant to our acquisition of worldwide rights to Ramoplanin, we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of Ramoplanin. Although we plan to seek a partner for Ramoplanin, a contract manufacturer would be required to produce both the active pharmaceutical ingredient and the final dosage form to support related manufacturing activities. If there is a significant delay in securing a qualified supplier on commercially favorable terms, we could experience a supply shortage of Ramoplanin bulk drug, possibly affecting our ability to consummate partnering arrangements for the commercialization of Ramoplanin.

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

We depend on third parties to manage our product supply chain for FACTIVE tablets and ANTARA capsules.

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets and ANTARA capsules. We have an exclusive arrangement with Integrated Commercialization Solutions, Inc. (ICS) to perform such supply chain services through the second quarter of 2007.

We cannot be certain that our arrangement with ICS will be extended, or extended upon commercially favorable terms, or that ICS will be able to perform uninterrupted supply chain services. If ICS were unable to perform their services for any period, we may incur substantial loss of sales to wholesalers and other purchasers of our products. If we are forced to find an alternative supply chain service provider for FACTIVE and ANTARA, in addition to loss of sales, we may also incur costs in establishing a new arrangement.

Wholesalers, pharmacies and hospitals may not maintain adequate distribution for our products.

We sell FACTIVE and ANTARA to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE and ANTARA to these wholesalers, and they do not determine such products prescription demand. However, approximately 84% of our product shipments during the twelve months ended December 31, 2006 were to only three wholesalers. Our ability to commercialize FACTIVE and/or ANTARA will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets and ANTARA capsules via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE and ANTARA, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets or ANTARA capsules, the commercialization of FACTIVE and/or ANTARA and our anticipated revenues and results of operations could be adversely affected.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties upon whom we rely to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights Pfizer, S.A. de C.V, Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg SA to develop and sell FACTIVE in Mexico, Canada and the European Union, respectively.

We may not be able to maintain our existing arrangements with respect to the commercialization of our existing products, FACTIVE and ANTARA, or establish and maintain arrangements or partnerships to develop and commercialize Ramoplanin or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to our current products, Ramoplanin, our other product candidates or any additional products we may acquire on terms which we deem favorable, our results of operations would be materially adversely affected.

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

Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for product candidates.

To obtain FDA approval to market a new drug product or to expand the approved uses of an existing product, we or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive testing, including potentially preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time required to conduct required studies may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which clinical trials are required may cause us to incur additional operating expenses.

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004 but did not meet its primary endpoint. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. Although we have agreed with the FDA to a Special Protocol Assessment regarding specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved Special Protocol Assessment for a particular protocol is no longer valid. Further, any third party with whom we may partner or grant our rights to Ramoplanin may not be able to complete future trials, make the filings within the timeframes we currently expect or demonstrate the safety and efficacy of Ramoplanin to the satisfaction of the FDA or other regulatory authorities. If the trials or the filings are delayed or resisted by the FDA, our business may be adversely affected.

If we choose to pursue additional indications for FACTIVE or ANTARA, we may not be able to demonstrate the safety and efficacy of FACTIVE or ANTARA for those indications to the satisfaction of the FDA, or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or require additional studies or a filing for a narrower indication.

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

We could experience delays in clinical development which could delay anticipated product launches.

The speed with which we are able to complete clinical trials for future product candidates, when and if we, or any third party with whom we partner, elects to commence Phase III development, and our applications for marketing approval will depend on several factors, including the following:

•

the rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	fluctuations in the disease incidence for patients available to enroll in our trials;

•	compliance of patients and investigators with the protocol and applicable regulations;

•	prior regulatory agency review and approval of our applications and procedures;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

•	changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies, to accurately collect data and to prepare the appropriate regulatory applications.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 75 issued U.S. patents, approximately 87 pending U.S. patent applications, 148 issued foreign patents and approximately 201 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents are currently set to expire at various dates, ranging from 2015 to 2019.

Under our development, license and supply agreement with Ethypharm, S.A., we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes two issued U.S. patents and several pending patent applications. These patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The latest patent in the U.S. is currently set to expire in 2020.

The patents relating to Ramoplanin include claims relating to methods of manufacturing Ramoplanin as well as methods of increasing the yield of the active compound. We also have applications pending related to various novel uses of Ramoplanin as well as a formulation containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity under the Hatch-Waxman Act in the U.S. and the ten years of market exclusively in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

We bear substantial responsibilities under our license agreements for FACTIVE and ANTARA and our sublicense agreements to Pfizer, S.A. de C.V., Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg SA, and there can be no assurance that we will successfully fulfill our responsibilities.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino,

Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. In addition, LG Life Sciences has the right to co-promote FACTIVE in the U.S. on terms to be negotiated, commencing in 2008; such co-promotion option terminates once certain level of sales are reached by us. If LG Life Sciences co-promotes FACTIVE in the U.S., our royalty obligations to LG Life Sciences would cease. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance due to the limitations on our resources and the many risks of conducting clinical trials, as described above in “Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates” and the challenges inherent in the commercialization of new products as described above in “Our product candidates will face significant competition in the marketplace.” In addition, if LG Life Sciences exercises its right to co-promote FACTIVE, our operating results will suffer.

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

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories’ Canadian affiliate (Abbott Canada). Under this agreement, we are obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. In December 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under these sublicense and supply agreements but can make no assurances that we will be able to remain in compliance with such responsibilities, which would result in our breach of such agreement.

ANTARA

Our exclusive rights to ANTARA are licensed to us by Ethypharm, S.A. (Ethypharm). If we breach the development, license and supply agreement with Ethypharm, it may be entitled to terminate the agreement. Further, in order to maintain our exclusive rights, we must achieve certain minimum annual sales of ANTARA until February 2012 or make payments to Ethypharm to compensate for the difference. Ethypharm also has a right of first refusal on any divestiture of our rights to ANTARA. We believe that we are currently in compliance with our obligations under the Ethypharm agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement. Moreover, Ethypharm’s right of first refusal on a divestiture of our rights to ANTARA may adversely affect our ability to effect a change of control or sale of our assets.

We depend on key personnel, including members of our direct sales force, in a highly competitive market for such skilled personnel.

We are highly dependent on the principal members of our senior management and key scientific, sales and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following executive officers: Steven M. Rauscher, President and Chief Executive Officer; Philippe M. Maitre, Senior Vice President and Chief Financial Officer; and Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations. The term of each employment agreement continues until it is terminated by the officer or Oscient.

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

Changes in the expensing of stock-based compensation have resulted and will continue to result in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

We rely on stock options to compensate existing employees and attract new employees. As a result of new accounting rules implemented by the Financial Accounting Standards Board, as of January 1, 2006, we were required to record expense for the fair value of stock options granted to employees and the fair value of purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effect on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Failure to obtain or maintain regulatory approvals in foreign jurisdictions will prevent us from marketing FACTIVE abroad.

We have entered into commercialization relationships with Pfizer Mexico, Abbott Canada and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico, in Canada to Abbott Canada and in the European Union to Menarini. If our partners are unsuccessful in their efforts, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

Further, in order to market FACTIVE in the European Union, we or our distribution partners may need to obtain multiple regulatory approvals. Obtaining foreign approvals may require additional trials and expense. For instance, our predecessor’s original regulatory filing in the United Kingdom was rejected. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

We have a substantial level of debt. As of December 31, 2006, we had approximately $241.0 million of indebtedness outstanding (including accrued interest), which includes $40.0 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $26.0 million of outstanding indebtedness will mature in 2009, approximately $21.0 million of outstanding indebtedness will mature in 2010 and approximately $154.0 million of indebtedness will mature in 2011. The level and nature of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt outstanding from time to time or to refinance it;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants;

•	make us more vulnerable in the event of a downturn in our business;

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•

restrict the operations of our business as a result of provisions in the Revenue Interest Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE; or

•

impair our ability to merge or otherwise effect the sale of the company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the company.

If we do not grow our revenues as we expect, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive revenues that we assigned to it or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital could adversely affect our results of operations and our financial condition.

On August 18, 2006, we and our subsidiary Guardian II Acquisition Corporation, or Guardian II, entered into a revenue interests assignment agreement with Paul Capital pursuant to which we assigned to Paul Capital the right to receive a portion of our net revenues from FACTIVE tablets and Guardian II assigned to Paul Capital the right to receive a portion of its net revenue from ANTARA capsules. To secure its obligations to Paul Capital, Guardian II also granted Paul Capital a security interest in substantially all of its assets, including the U.S. rights to ANTARA.

Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any of substantially all of our rights in ANTARA or FACTIVE, transfer of all or substantially all of our assets, breach certain of the covenants, representations or warranties under the revenue interests assignment agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the put/call price as required.

If Paul Capital were to exercise its right to cause us to repurchase the right we assigned to it, we cannot assure you that we would have sufficient funds available to pay the put/call price in effect at that time. Even if we have sufficient funds available, we may have to use funds that we planned to use for other purposes and our results of operations and financial condition could be adversely affected. If Paul Capital were to foreclose on the ANTARA assets that secure our obligations to Paul Capital, our results of operations and financial condition could also be adversely affected. Due to Paul Capital’s right to cause us to repurchase the rights we assigned to it is triggered by, among other things, a change in control, transfer of any of our interests in ANTARA or transfer of all or substantially all of our assets, the existence of that right could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

RISKS RELATED TO OUR INDUSTRY

Health care insurers, the government and other payers may not pay for our products or may impose limits on reimbursement.

Our ability to commercialize FACTIVE tablets, ANTARA capsules, Ramoplanin and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payers, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payers. We cannot assure you that third-party payers will pay for such products or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. If adequate coverage and reimbursement levels are not provided by government and private payers for use of our products, our products may fail to achieve market acceptance and our results of operations may be materially adversely affected. Under the Medicare Part D outpatient prescription drug benefit, Medicare beneficiaries (primarily the elderly over 65 and the disabled) may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The profitability of our products may depend on the extent to which they enjoy preferred status on the formularies of a significant portion of the largest Part D prescription drug plans. Our ability to obtain such preferred status on favorable economic terms cannot be assured. Additionally, the Part D program has been the subject of much controversy since its inception in 2003, and significant amendments, including an amendment to authorize the Federal Government to directly negotiate drug prices with manufacturers, are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

Most state Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate is based on the greater of (1) a specified percentage of the product’s average manufacturer price (AMP) or (2) the difference between the product’s AMP and the best price offered by the manufacturer. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of our products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, might expose us to product liability claims. We currently maintain, and we expect that we will continue to maintain, product liability insurance coverage in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. Such insurance coverage might not protect us against all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

In addition, a product recall or excessive warranty claims (in any such case, whether arising from manufacturing deficiencies, labeling errors or other safety or regulatory reasons) could have an adverse effect on our product sales or require a change in the indications for which our products may be used.

RISKS RELATED TO THE SECURITIES MARKET

Our stock price is highly volatile.

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and ANTARA capsules;

•	the revenues that we may derive from the sale of FACTIVE tablets and ANTARA, as compared to analyst estimates;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	the results of any clinical trials that we may conduct and the pace of our progress in those clinical trials;

•	the results of clinical trials conducted by partners for Ramoplanin or products developed from any of our legacy alliances and the pace of our progress in those clinical trials;

•	whether we will be able to successfully integrate ANTARA into our sales and marketing efforts;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the biopharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending December 31, 2006 the closing price of our common stock as reported on the NASDAQ Global Market ranged from a high of $30.40 to a low of $4.20. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Multiple factors beyond our control may cause fluctuations in our operating results and may cause our business to suffer.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•

the pace of our commercialization of ANTARA capsules and FACTIVE tablets, and in the case of FACTIVE, seasonal fluctuations in the duration and severity of the annual respiratory tract infection season;

•	the level of acceptance by physicians and third party payors of FACTIVE and ANTARA;

•	the progress of any of our clinical trials for our products;

•	the progress of any clinical trials conducted by partners for Ramoplanin or products developed through our legacy alliances;

•	our success in concluding transactions to acquire additional approved products and product candidates, and the pace of our commercialization of such additional products;

•	the introduction of new products and services by our competitors;

•	regulatory actions; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1000 Winter Street, Suite 2200, Waltham, Massachusetts. We lease approximately 36,000 square feet of space at our Winter Street facility and our lease expires on March 31, 2012. During 2006, we incurred aggregate rental costs, excluding maintenance and utilities, for our Waltham facilities of approximately $1.8 million which included obligations under a lease for approximately 81,000 square feet of space at our former executive offices located at 100 Beaver Street, Waltham, Massachusetts, which expired on November 15, 2006. We subleased approximately 47,000 square feet at our former Beaver Street facility, and we received approximately $1.6 million in sublease income in 2006.

We also maintain a west coast lease at 7300 Shoreline Court, South San Francisco, California, for approximately 68,000 square feet of laboratory and administrative space. The remaining average yearly base rent for the west coast facility is approximately $4.6 million. The lease for this facility expires on February 28, 2011 and we have sub-leased to third parties approximately 61,300 square feet of the facility through various dates ranging from October 31, 2008 to January 31, 2009. In 2006, we received approximately $2.3 million in sublease income from the west coast subleases.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on November 14, 2006. At the meeting, our shareholders took the following action: approve an amendment to our Amended and Restated Articles of Organization, as amended to date, to effect a 1-for-8 reverse stock split of the issued and outstanding shares of our common stock, whereby each outstanding eight (8) shares of common stock was combined into and became one (1) share of common stock (such number consisting of only whole shares).

For	Against	Abstain	Non-Voting
88,448,555	9,581,455	158,618	10,211,378

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is traded on the NASDAQ Global Market under the symbol “OSCI.” The table below sets forth the range of high and low sale prices for each fiscal quarter during 2006 and 2005 as reported by the NASDAQ Global Market, adjusted to account for the effect of the 1-for-8 reverse stock split effective on November 15, 2006.

	2006		2005
	High	Low	High	Low
First Quarter	$22.48	$14.16	$30.56	$16.40
Second Quarter	16.32	6.16	23.20	12.88
Third Quarter	11.60	4.40	24.32	15.68
Fourth Quarter	9.44	4.15	19.60	12.24

As of March 6, 2007, there were approximately 1,233 shareholders of record of our common stock.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	986,502	$31.18	754,392

Company Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2006.

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share (in thousands, except per share data).

	For the Year Ended December 31,
	2006(3)	2005	2004(4)	2003	2002
Revenues (net):
Product sales	$38,244	$20,458	$4,067	$—	$—
Co-promotion	6,890	2,954	—	—	—
Biopharmaceutical/other	1,018	197	2,546	7,009	7,716

Total net revenues (1)	46,152	23,609	6,613	7,009	7,716
Costs of product sales and operating expenses	118,071	112,281	97,229	39,943	41,460

Loss from operations	(71,919)	(88,672)	(90,616)	(32,934)	(33,744)
Net other (expense) income	(6,379)	44	(2,863)	3,546	(116)

Loss from continuing operations before income tax	(78,298)	(88,628)	(93,479)	(29,388)	(33,860)
Provision for income tax	(179)	—	—	—	—

Net loss from continuing operations	(78,477)	(88,628)	(93,479)	(29,388)	(33,860)
Income (loss) from discontinued operations	—	35	208	(401)	(157)

Net loss	$(78,477)	$(88,593)	$(93,271)	$(29,789)	$(34,017)

Net loss per common share basic and diluted (2)	$(6.58)	$(9.26)	$(10.61)	$(9.06)	$(11.87)

Weighted average basic and diluted common shares outstanding (2)	11,925	9,569	8,794	3,286	2,865

(1)	Does not include revenue from discontinued operations related to our genomics business.
(2)	Adjusted to account for the effect of the 1-for-8 reverse stock split effective on November 15, 2006.
(3)	We acquired the ANTARA assets on August 18, 2006.
(4)	We completed a merger with Genesoft on February 6, 2004.

	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents, restricted cash, and long and short-term marketable securities	$44,808	$80,044	$176,628	$28,665	$50,866
Working capital	39,808	77,750	156,021	18,897	36,511
Total assets	279,407	241,095	340,560	40,516	65,845
Long-term liabilities	250,977	191,289	193,397	292	15,654
Shareholders’ (deficit) equity	(1,996)	28,101	114,400	29,940	35,417

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE and ANTARA, our discount and rebate programs for FACTIVE and ANTARA, our ability to obtain approval from the U.S. Food and Drug Administration (FDA) for a five-day course of therapy with FACTIVE for CAP, possible partnering or other strategic opportunities for the continued development of Ramoplanin, potential marketing approval of FACTIVE in the European Union, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some of the important risk factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are included under the heading “Risk Factors” in this Form 10-K. We encourage you to read these risks carefully. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise forward-looking statements.

Overview

We are a commercial-stage biopharmaceutical company marketing two FDA-approved products with our national primary care sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. Our national sales force began marketing ANTARA in late August 2006. The market for fenofibrate products was approximately $1.5 billion in 2006 and the U.S. market for treating dyslipidemias was approximately $25 billion in 2006. In connection with our acquisition of ANTARA, we were assigned the U.S. rights to ANTARA under an exclusive license from Ethypharm S.A. FACTIVE is approved for the treatment of community-acquired pneumonia, or CAP, of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences. We launched FACTIVE in the U.S. market in September 2004. Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease and have begun exploring partnering and other strategic opportunities for the continued development of Ramoplanin. Our strategy is to identify new products to acquire, in-license or co-promote for the U.S. market place in order to leverage our existing commercial infrastructure.

We have incurred significant operating losses in the past. As of December 31, 2006, we had an accumulated deficit of approximately $416 million. We expect to incur additional operating losses due to the implementation of manufacturing, distribution, marketing and sales capabilities.

ANTARA

ANTARA is a once daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated low-density lipoprotein cholesterol (LDL or “bad” cholesterol), triglyceride and apolipoprotein B (free floating fats in the blood) levels, and to increase high-density lipoprotein cholesterol (HDL or “good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL cholesterol, which makes the drug an attractive alternative for those patients whose LDL cholesterol is well controlled. ANTARA received FDA approval in November 2004. We began marketing ANTARA in 43 mg and 130 mg doses in August 2006.

On August 18, 2006, we acquired rights to ANTARA in the U.S. from Reliant Pharmaceuticals Inc. for $78 million plus a $4.3 million payment for ANTARA inventory, exclusive of estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license to the rights to ANTARA from Ethypharm S.A. In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the U.S. until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. In addition, a sales-based milestone was met which resulted in the Company paying $400,000 to Ethypharm in the fourth quarter of 2006. We recorded this milestone payment as a liability in accordance with purchase accounting. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver API to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the NDA and the IND covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products.

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products which we develop, which include all products containing fenofibrate as its API. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant.

ANTARA capsules are covered by patents relating to formulations containing fenofibrate and methods of preparing the same that extend through August 2020. In addition, Ethypharm has filed additional patent applications which relate to the formulation and we were assigned a patent application which was filed by Reliant relating to methods of treatment. If issued, we believe these patents may provide ANTARA additional patent protection.

FACTIVE

Overview

FACTIVE was approved by the FDA in 2003 for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB.

We license from LG Life Sciences the right to develop and commercialize gemifloxacin, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland,

Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory; provided, that LG Life Sciences has the right to co-promote the product in the U.S., on terms to be negotiated, commencing in 2008 and for periods thereafter, in which case our royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2005 as further described below, LG Life Sciences’ right to co-promote in the U.S. will terminate upon our reaching a certain level of sales.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. We are also obligated to make aggregate milestone payments of up to an additional $40 million to LG Life Sciences (including future milestone payments described in the amendments to the agreement described below) upon achievement of additional regulatory approvals and sales thresholds.

On March 31, 2005, we amended our license and option agreement with LG Life Sciences. As part of the amendment of the agreement, we made a one-time, up-front payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

We further amended our agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada (which payments were made to LG Life Science in February 2006 and August 2006, respectively) as well as upon receipt of regulatory approval of FACTIVE in each of such countries. Additionally, on December 27, 2006, we amended our agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and to provide for a reduction in the supply price for the API for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires us to pay LG Life Sciences a portion of any milestone or license fee payments we receive from our European partner.

Commercialization and Development

With respect to additional development initiatives, we have completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the supplemental New Drug Application (sNDA) seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. The FDA accepted the response as complete and we expect to receive an action letter from the FDA by May 1, 2007. The receipt of the approvable letter from the FDA does not assure ultimate approval of the sNDA.

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed, and, in November 2005, we filed an sNDA for ABS. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA. In November 2006, we voluntarily withdrew our sNDA seeking approval of the ABS indication.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining regulatory approvals for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and ABS.

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Canada, the Canadian affiliate of Abbott Laboratories. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE is currently approved in Canada for the five-day treatment of AECB, and Abbott Canada has launched FACTIVE for the treatment of AECB.

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA, a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and we have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the API for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE in the European Union. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European Union regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing.

Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study includes patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 and enrollment was completed in January 2007. We currently estimate it will cost approximately an additional $1.0 million for completion of the final analysis of trial data and submission of such trial data to the FDA.

Additionally, in April 2005, we completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate CAP. Based on the results of this study, in November 2005 we submitted an sNDA to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. On September 21, 2006, we received an approvable letter from the FDA for the sNDA seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. The FDA accepted the response as complete and we expect to receive an action letter from the FDA by May 1, 2007. Receipt of the approvable letter from the FDA does not assure approval of the sNDA.

Ramoplanin

We have a novel, late-stage investigational antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease, or CDAD. In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron), now a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full rights to the manufacturing, development and commercialization of Ramoplanin.

We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building our primary care business in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin.

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

Revenue Recognition

Our principal source of revenue is the sale of FACTIVE tablets and ANTARA capsules. In the second quarter of 2005, we began recognizing co-promotion revenue in connection with our co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006. Other historical sources of revenue include biopharmaceutical alliances and royalties from our divested genomic services business. In future periods, we expect our revenues derived from biopharmaceutical alliances will continue to decrease, however product revenues will continue to increase based on anticipated increased volume of prescriptions of FACTIVE tablets and ANTARA capsules.

Although ANTARA revenue results are anticipated to be relatively steady throughout our fiscal year, we expect demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

We follow the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. The cost of FACTIVE and ANTARA associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Co-Promotion Revenue

Amounts earned under our previous co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, are classified as co-promotion revenue in our consolidated statements of operations. Auxilium was obligated to pay us a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeded specified cumulative sales threshold, determined on an annual basis. The specific percentage was based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by us in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue was earned when TESTIM units were dispensed through patient prescriptions. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in our consolidated statements of operations. On August 31, 2006, we mutually agreed with Auxilium to conclude this co-promotion arrangement and agreed with Auxilium to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. As part of the termination of the co-promotion agreement, we received $1,800,000 from Auxilium as additional compensation for commercialization efforts by our sales force through August 31, 2006, which has been recognized as revenue during the year ended December 31, 2006.

Biopharmaceutical/Other Revenue

Prior to our merger with GeneSoft Pharmaceuticals, Inc. in 2004, we pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. We also maintained a genomic services business. We have now shifted our focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the consolidated financial statements.

Other revenues consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to various license agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which range from eighteen months to twenty-four months. In addition, on August 1, 2006, we announced that we received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue during the year ended December 31, 2006. We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

Sales Rebates, Discounts and Incentives

In the U.S., we sell FACTIVE and ANTARA to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When we deliver our product, we reduce the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in our estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and twelve months subsequent to the expiration date of our product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. At December 31, 2006 and December 31, 2005, our product return reserve was approximately $774,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheet. As of December 31, 2006 and 2005, the balance of the cash discounts reserve was approximately $202,000 and $50,000, respectively.

Rebates

The liability for managed care and Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2006 and 2005, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $2,994,000 and $381,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable. As of December 31, 2006, the significant change to our estimates in the periods presented is primarily attributable to the acquisition of the ANTARA product line.

Special Promotional Programs:

We have from time to time, offered certain promotional incentives to our customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Program for FACTIVE

During the first and second quarters of 2006, we initiated three sample card programs whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, we were able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second and third sample card programs, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that we conducted in the first and second quarters of 2006. The first program expired on March 31, 2006, the second program expired on June 15, 2006 and the third program expired on September 30, 2006. There is no liability as of December 31, 2006 for these sample card programs.

Voucher Rebate Program for FACTIVE

In 2006, we initiated six voucher rebate programs whereby we offered mail-in rebates and point-of-sale rebates to retail consumers. We have accounted for these programs in accordance with EITF No. 01-09. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that commenced in the first quarter of 2005 and the fourth quarter of 2005. The first program expired on June 30, 2006, the second and third programs expired on August 31, 2006, the fourth program expired on September 30, 2006, the fifth program expired on December 31, 2006 and the sixth program expires on April 30, 2007. As of December 31, 2006 and 2005, the balance of the liabilities for these voucher programs totaled approximately $452,000 and $105,000, respectively.

Voucher Rebate Program for ANTARA

During the third and fourth quarter of 2006, we initiated two voucher rebate programs whereby we offered a point-of-sale rebate to retail consumers. We have accounted for this program in accordance with EITF No. 01-09. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other pharmaceutical companies. This first program expired on December 31, 2006 and the second program expires on July 31, 2007. As of December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $619,000.

Clinical Trial Expense Accrual

Our clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, we estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We also adjust these estimates when final invoices are received.

For the fiscal years ended December 31, 2006 and 2005, we adjusted our accrual for clinical trial expenditures to reflect its most current estimate of liabilities outstanding to third parties. However, the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than estimated and that the associated financial adjustments would be reflected in future periods.

Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE and ANTARA. Ongoing credit evaluations of customers are performed and collateral is generally not required. As of December 31, 2006 and 2005, we reserved approximately $39,000 and $0, respectively, for bad debts related to the sale of FACTIVE or ANTARA. We continuously review all customer accounts to determine if an allowance for uncollectible accounts is necessary. We currently provide substantially all of our distributors with payment terms of up to 30 days on purchases of FACTIVE and ANTARA. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2006, payments have generally been made in a timely manner. We also reserved $310,000 and $0, respectively, as of December 31, 2006 and 2005 related to other non trade receivables.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form and work-in-process of approximately $6,223,000 and $9,770,000, and FACTIVE finished tablets of approximately $3,095,000 and $4,417,000, as of December 31, 2006 and 2005, respectively. For ANTARA, inventories consist of raw material and work-in-process of approximately $3,894,000 and ANTARA finished capsules of approximately $1,027,000 as of December 31, 2006.

On a quarterly basis, we analyze our inventory levels, and provide a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off against the previously established reserves. At December 31, 2006 and December 31, 2005, there was approximately $1,091,000 and $2,072,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs. At December 31, 2006, there was approximately $454,000 in ANTARA samples product to be used for ANTARA marketing programs. These are classified within other current assets in the consolidated balance sheet.

Long-Lived Assets

We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS No. 144, long-lived assets and identifiable intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating the undiscounted cash flows are each done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, then the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of the asset exceeds its fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the asset.

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

As of December 31, 2006, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by our estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under our employee stock purchase plan. Prior to the adoption of SFAS No. 123R, we followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148) adopting the disclosure-only provisions of SFAS No. 123. In addition, we accounted for our employee share-based arrangements under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), applying related interpretations in accounting for all stock awards granted to employees. Under the modified prospective adoption method, the results for prior periods are not restated.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the twelve month period ended December 31, 2006 ranged from 5.55 to 6.25 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the year ended December 31, 2006 was between 52.14% and 62.18%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the year ended December 31, 2006 was between 4.35% and 5.07%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

The adoption of SFAS No. 123R increased the year ended December 31, 2006 operating loss, net loss, and cash flows from operating activities by $3,829,000 and basic and diluted net loss per share by $0.32. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, we eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 19.03% to all unvested options as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of December 31, 2006, we estimate there is approximately $5,207,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1 year. We expect approximately 317,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. Management is in the process of studying the impact of this interpretation on our financial accounting and reporting.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.

RESULTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

Revenues

Total net revenues increased 95% to $46,152,000 for the year ended December 31, 2006 from $23,609,000 for the year ended December 31, 2005.

Net product sales increased 87% to $38,244,000 for the year ended December 31, 2006 from $20,458,000 for the year ended December 31, 2005. This increase was primarily related to the acquisition of ANTARA 130 mg (fenofibrate) capsules in August 2006 which resulted in approximately $16,778,000 in net product sales and increased shipments of FACTIVE tablets of approximately $1,008,000.

Co-promotion revenue increased 133% to $6,890,000 for the year ended December 31, 2006 from $2,954,000 for the year ended December 31, 2005, primarily due to the initiation of our co-promotion of TESTIM in May 2005, higher gross profits related to increased TESTIM prescriptions in 2006 and also due to a $1,800,000 payment from Auxilium Pharmaceuticals in August 2006 in connection with the termination of the co-promotion arrangement.

Biopharmaceutical and other revenues increased significantly to $1,018,000 for the year ended December 31, 2006 from $197,000 for the year ended December 31, 2005, primarily due to the recognition of revenues in connection with various milestone achievements related to Pfizer Mexico upon the regulatory approval to distribute and sell FACTIVE tablets in Mexico and an up-front payment from Pfizer Mexico which is recognized over the term of our obligation under the agreement. We expect our revenues related to both the biopharmaceutical alliances and genomics services to be minimal in the future.

Costs and Expenses

Total costs and expenses increased 5% to $118,071,000 for the year ended December 31, 2006 from $112,281,000 in 2005, primarily due to cost of product sales associated with the acquisition of ANTARA during 2006.

Cost of product sales increased 100% to $19,613,000 in 2006 from $9,830,000 in 2005. Our overall gross product margin at December 31, 2006 and 2005, including amortization of intangible assets was 49% and 52%, respectively. The primary reason for the decrease in margin was due to approximately $1,700,000 associated with obsolete inventory in 2006 and costs associated with the write-up of inventory to fair value of ANTARA product obtained during the acquisition of the product line. Our cost of revenues on FACTIVE for the years ended December 31, 2006 and 2005, after standard product cost and royalties, but excluding amortization of intangible assets, was 55% and 75% of product sales, respectively. Our cost of revenues on ANTARA for the year ended December 31, 2006, after standard product cost and royalties, but excluding amortization of intangible assets, was 80% of product sales. In addition, included in the cost of product sales is approximately $4,767,000 of amortization of intangible assets associated with FACTIVE for each of the years ended December 31, 2006 and 2005 and approximately $1,610,000 of amortization of intangible assets associated with ANTARA for the year ended December 31, 2006.

Research and development expenses decreased 14% to $12,406,000 in 2006 from $14,432,000 in 2005. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing. These research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. The decrease is due to the completion of the FACTIVE five-day clinical trial and also a decrease in the costs primarily related to external costs and materials associated with the FACTIVE post-marketing study as the trial approaches near completion in the first half of 2007. We expect research and development expense to continue to decrease in 2007 as the FACTIVE post-marketing study is expected to be completed in the first half of 2007.

Selling and marketing expenses decreased 8% to $69,211,000 in 2006 from $74,931,000 in 2005. This decrease was primarily due to expenses in 2005 being unusually high related to hiring additional sales and marketing personnel costs of $5,751,000, increased other marketing, advertising and promotional costs of approximately $3,081,000 to support the marketing efforts for FACTIVE, offset by increased marketing costs associated with the promotion of ANTARA in August 2006 of approximately $943,000 and increased costs in 2006 of $2,169,000 associated with the promotion of TESTIM which began in the second quarter of 2005 and was terminated in August 2006.

General and administrative expenses increased 29% to $16,841,000 in 2006 from $13,088,000 in 2005 primarily due to an increase in general and administrative payroll and related costs of approximately $1,472,000, an increase in stock based compensation due to the adoption of SFAS No. 123R of approximately $2,267,000, an increase in legal fees of approximately $400,000 and an increase in general and administrative expenses of approximately $58,000 offset by a decrease in technology license fees of approximately $444,000.

Other Income and Expense

Interest income decreased 12% to approximately $2,995,000 in 2006 from approximately $3,400,000 in 2005 reflecting higher yields on cash balances in 2006, offset by lower overall cash balances in 2006.

Interest expense significantly increased 36% to approximately $11,056,000 in 2006 from approximately $8,126,000 in 2005. In 2006, interest expense primarily consisted of approximately $5,346,000 related to the issuance of $153 million of senior convertible notes in the second quarter of 2004, $2,987,000 related to financing with Paul Capital, approximately $1,241,000 related to the issuance of $22.0 million of convertible notes in connection with the Genesoft merger, $827,000 related to amortization of deferred financing costs along with approximately $640,000 related to non-cash interest expense related to the facility lease liability.

For the year ended December 31, 2005, we recorded a gain from the sale of intellectual property of $2,500,000, from the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth.

For the year ended December 31, 2006, we recorded a gain on the disposition of an investment of approximately $1,617,000 in exchange for our shares in Agencourt Personal Genomics Bioscience related to the merger with Applera Corporation. For the year ended December 31, 2005 we recorded a gain on the disposition of marketable securities of approximately $2,162,000 in exchange for our ownership of common stock of Agencourt Bioscience Corporation, which was acquired by Beckman Coulter in a cash transaction.

Years Ended December 31, 2005 and 2004

Revenues

Total net revenues increased significantly by 257% to $23,609,000 for the year ended December 31, 2005 from $6,613,000 for the year ended December 31, 2004.

Net product sales increased to $20,458,000 for the year ended December 31, 2005 from $4,067,000 for the year ended December 31, 2006. The commercial sale of FACTIVE tablets was launched in September 2004, and thus, the 2004 year represents four months of FACTIVE revenue as opposed to a full year of revenue for 2005.

Co-promotion revenue increased 100% to $2,954,000 for the year ended December 31, 2005 from $0 for the year ended December 31, 2004 due to the introduction of co-promoting TESTIM during the second quarter of 2005.

Biopharmaceutical revenues decreased 92% to $197,000 for the year ended December 31, 2005 from $2,546,000 for the year ended December 31, 2004, reflecting our strategic shift to commercialization of pharmaceutical products.

Our revenue mix shifted during 2005. We expect that our revenues derived from both our biopharmaceutical alliance and genomics services will be minimal in comparison to prior years. We expect an increase in product revenues based on the sale of FACTIVE tablets and ANTARA capsules.

Costs and Expenses

Total costs and expenses increased 15% to $112,281,000 for the year ended December 31, 2005 from $97,229,000 in 2004, primarily reflecting a full year of selling and marketing expense in 2005 due to the launch of FACTIVE in September 2004.

Cost of product sales increased significantly by 191% to $9,830,000 in 2005 from $3,381,000 in 2004. The commercial sale of FACTIVE tablets was launched in September 2004, and, thus, the current period represents a full year of sales compared to the initial product launch in the prior period. Included in the cost of product sales is $4,767,000 and $1,981,000 for 2005 and 2004, respectively, of amortization of intangible assets associated with FACTIVE. Our gross product margin at December 31, 2005 and 2004 including amortization of intangible assets was 52% and 17%, respectively. The primary reason for the improved margin was due to higher sales in 2005 and also due to approximately $800,000 of other manufacturing costs mainly related to the technology transfer to our new manufacturing site of FACTIVE tablets that was incurred in 2004. Our cost of revenues on FACTIVE for the year ended December 31, 2005 and 2004, after standard product cost and royalties, but excluding amortization of intangible assets, was 75% and 66% of product sales, respectively.

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

Selling and marketing expenses significantly increased by 115% to $74,931,000 in 2005 from $34,826,000 in 2004. This increase was primarily due to additional sales and marketing personnel and associated hiring costs of $24,625,000 and consulting costs of $9,188,000, increased other marketing, advertising and promotional costs of approximately $4,465,000 to support the launch of FACTIVE, increased costs of $3,539,000 associated with the promotion of TESTIM which began in the second quarter of 2005, offset by decreases of approximately $1,712,000 associated with marketing studies and other costs.

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

Restructuring charges were $4,780,000 in 2005 consisting of $4,681,000 for the Beaver Street, Waltham, Massachusetts facility and $99,000 for severance costs.

Other Income and Expense

Interest income increased 40% to approximately $3,400,000 in 2005 from approximately $2,424,000 in 2004 reflecting higher yields on cash balances offset by lower overall cash balances in 2005.

Interest expense increased 44% to approximately $8,126,000 in 2005 from approximately $5,625,000 in 2004. In 2005, interest expense primarily consisted of approximately $5,346,000 related to the issuance of $153 million of senior convertible notes in the second quarter of 2004, approximately $1,180,000 related to the issuance of $22 million of convertible notes in connection with the Genesoft merger, $815,000 related to amortization of deferred financing costs along with approximately $742,000 related to non-cash interest expense related to the facility lease liability.

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

Discontinued Operations

For the years ended December 31, 2005 and 2004, we recorded income from discontinued operations of approximately $35,000 and $208,000, respectively for royalty payments from Agencourt who purchased our genomics services business in March 2004.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, product discovery alliances, the sale of FACTIVE tablets and ANTARA capsules and co-promotion revenues based on the sale of TESTIM. The TESTIM co-promotion agreement was terminated on August 31, 2006.

As of December 31, 2006, we had total cash, cash equivalents, restricted cash and short-term marketable securities of approximately $44,808,000, which includes approximately $6,612,000 in restricted cash. We will need to raise additional capital in the future to fund our operations. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations through at least the end of 2007. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

In recent years, we have experienced a significant increase in hiring and employment costs in an effort to build an effective sales and marketing organization to commercialize our products, expand the medical/development organization to support additional development and commercialization of our products and to build the infrastructure necessary to support these efforts. We expect expenses in the sales and marketing areas to reflect continued commercialization of FACTIVE and ANTARA as we seek to grow our sales.

Cash Flows

Our operating activities used cash of approximately $63,637,000, $96,980,000 and $70,589,000 in 2006, 2005 and 2004, respectively.

Cash used in our operating activities for 2006 was primarily a result of our loss from continuing operations of approximately $78,477,000, adjusted for the gains of approximately $1,619,000 on the sales of investment and fixed assets, an increase in inventories of approximately $1,796,000 due to increased demand of ANTARA capsules and FACTIVE tablets, and an increase in accounts receivable of approximately $6,080,000 as a result of the acquisition of ANTARA, as well as decreases in clinical trial expense accrual of approximately $1,489,000 resulting from the completion of patient enrollment related to the Phase IV trial of FACTIVE, accrued facilities impairment charge of approximately $2,826,000 related to our west coast facility and accrued restructuring charges of approximately $1,076,000 related to our previous facility in Waltham, Massachusetts.

These uses of cash were partially offset by decreases in prepaid expenses and other current assets of approximately $1,901,000 resulting from decreases in net samples inventory and decreased costs associated with the utilization of a contracted third party sales organization, as well as decreases in interest receivable of approximately $233,000 related to the payment of interest upon maturity of investments, increases in accounts payable of approximately $3,955,000 primarily resulting from the acquisition of ANTARA, including royalties payable on the net sales of FACTIVE and ANTARA sold in the U.S. and accounts payable and other accrued expenses acquired as part of the ANTARA acquisition. Additional offsets include increases in accrued expenses and other current liabilities of approximately $5,900,000 resulting from increases in sales reserves and allowances and royalty interest payable as a result of the acquisition of ANTARA, increases in deferred revenue of approximately $1,386,000 pertaining to up-front license fees in relation to sublicense agreements with Pfizer Mexico, Abbott Canada, and Menarini, increases in other long-term liabilities of approximately $1,869,000 resulting from accrued interest on the $22.0 million convertible note and the $20.0 million note payable to Paul Capital, as well as non-cash depreciation and amortization expenses of approximately $12,502,000 including amortization of intangible assets, stock based compensation, non-cash interest expense, and provision for excess and obsolete inventories and provision for accounts receivables of approximately $1,980,000.

Cash used in our operating activities for 2005 was primarily a result of our loss from continuing operations of approximately $88,628,000, adjusted for the gains of approximately $2,227,000 on the sales of investment and fixed assets, an increase in inventories of approximately $7,129,000 due to increased demand of FACTIVE tablets, and an increase in accounts receivable of approximately $1,983,000 resulting from the co-promotion agreement with Auxillium, as well as decreases in accounts payable of approximately $2,633,000 resulting from timing of payables processing, accrued expenses and other liabilities of approximately $4,678,000 resulting from decreases in costs associated with the Genesoft merger and decreases in costs associated with the utilization of a contracted third party sales organization, clinical trial expense accrual of approximately $941,000 resulting from the completion of the FACTIVE five-day CAP trial, deferred revenue of approximately $1,302,000 related to our initial stocking incentive program, accrued facilities impairment charge of approximately $2,947,000 related to our west coast facility and accrued restructuring charge of approximately $1,143,000 related to our previous facility in Waltham, Massachusetts. These uses of cash were partially offset by decreases in prepaid expenses and other current assets of approximately $5,350,000 resulting from the expiration of our contract with a contracted third party sales representative provider and $1,247,000 in interest receivable as a result of timing of payments on maturing investments and overall decrease in our investment securities balance and an increase in accrued other long-term liabilities of approximately $993,000 resulting from accrued interest on the $22.0 million convertible note, as well as non-cash depreciation and amortization expenses of approximately $7,974,000 including amortization of intangible assets, stock based compensation, non-cash interest expense and provision for excess and obsolete inventories of approximately $1,067,000.

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

Our investing activities used cash of approximately $68,117,000 in 2006, provided cash of approximately $96,823,000 in 2005, and used cash of approximately $120,236,000 in 2004.

Cash used in our investing activities in 2006 were primarily related to the acquisition of ANTARA of approximately $77,563,000, and increases in other assets of approximately $329,000 and net purchases of property and equipment of approximately $263,000. These uses of cash were partially offset by proceeds from maturities of marketable securities of approximately $2,696,000, decreases in restricted cash associated with interest payments on debt of approximately $5,118,000, proceeds from the disposition of an investment of approximately $1,617,000 and net proceeds from notes receivable of approximately $604,000.

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

Cash used by our investing activities in 2004 were primarily related to cash used in connection with the merger with Genesoft of approximately $14,875,000, purchases of marketable securities of approximately $143,037,000, increases in restricted cash of approximately $13,279,000 and other assets of approximately

$4,238,000 as well as purchases of property and equipment of approximately $1,532,000. These uses of cash were partially offset by proceeds from maturities of marketable securities of approximately $55,824,000 and sale of property and equipment of approximately $901,000.

Our financing activities provided cash of approximately $104,332,000 in 2006. This was primarily due to the issuance of 2,254,402 shares of common stock in connection with the completion of a private placement which generated net proceeds of approximately $33,477,000; proceeds of $20,000,000 from the issuance of a note in connection with the financing of the ANTARA acquisition; proceeds of $40,000,000 from an assignment of revenue interest in connection with the financing of the ANTARA acquisition and net proceeds of approximately $9,958,000 from the issuance of 1,388,889 shares of common stock in connection with financing the acquisition of ANTARA. In addition, we received approximately $166,000 from the exercise of 89,456 stock options and proceeds of approximately $740,000 from the issuance of 78,987 shares of stock under the employee stock purchase plan, offset by payments made on capital lease obligations of approximately $9,000.

Our financing activities in 2005 provided cash of approximately $997,000, primarily due to proceeds from exercise of stock options of approximately $871,000 and proceeds from the issuance of shares under the employee stock purchase plan of approximately $417,000, offset by payments of long-term obligations of approximately $291,000.

Our financing activities in 2004 provided cash of approximately $234,391,000, primarily due to gross proceeds from the issuance of convertible notes of $152,750,000 and net proceeds from issuance of stock through private placement in conjunction with the merger of approximately $80,864,000. We also received proceeds from exercise of 266,233 stock options of approximately $1,865,000, proceeds from exercise of warrants of approximately $195,000 and proceeds from the issuance of 15,693 shares of stock under the employee stock purchase plan of approximately $303,000. These proceeds were partially offset by payments of long-term obligations of approximately $1,586,000.

At December 31, 2006, we had net operating loss carryforwards of approximately $440,400,000 and $329,386,000 available to reduce federal and state taxable income, if any, respectively. In addition, we also had tax research credit carryforwards of approximately $16,726,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

Our Outstanding Debt Obligations and Equity Financings

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the notes at our election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes which were recorded in investing activities as cash flows related to acquisition. These notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate of 601,693 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft.

Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, we, together with our wholly-owned subsidiary Guardian II Acquisition Corporation, or Guardian II (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

Under the Revenue Interests Assignment Agreement (the “Revenue Agreement”), we sold to Paul Capital the right to receive specified royalties on our net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its respective affiliates and licensees) of the ANTARA products, in each case until December 31, 2016. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE starts each fiscal year as a high single-digit royalty rate and could decline to a low single-digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal. In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF 88-18, Sales of Future Revenues. We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through December 31, 2006, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of December 31, 2006, no gain or loss has been recorded.

During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, Oscient and Guardian II have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to Paul Capital by 50% by paying Paul Capital a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, Oscient and Guardian II have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return.

Guardian II entered into a Note Purchase Agreement, or the Note Purchase Agreement, with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note, or the Note, due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the Note at the time, and (ii) we issue to Paul Capital, at the time of the exercise of such option, a warrant for a number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. If we exercise such option, the number of shares subject to the warrant issuable to Paul Capital would be between 288,018 shares and 367,529 shares, depending upon the amount, if any, of the interest payable on the Note we elect to have added to the principal of the Note rather than paid in cash as described below.

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, Oscient and Guardian II may at our option prepay all or any part of the Note at a premium which declines over time. In the event of an event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, Oscient and Guardian II have agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

Pursuant to the terms of the Revenue Agreement and the Note Purchase Agreement, Guardian II and Paul Capital entered into a Security Agreement, or the Security Agreement, under which Guardian II granted to Paul Capital a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under each of the Revenue Agreement, the Note Purchase Agreement and the Note. To the extent the indebtedness under certain of our pre-existing debt obligations is refinanced or replaced and such replacement or refinancing indebtedness is secured, we have agreed to equally and ratably secure its obligations under the Revenue Agreement.

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, or the Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. We agreed pursuant to the Stock and Warrant Purchase Agreement to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of the our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a nonvoting observer capacity.

Contractual Obligations

Our major outstanding contractual obligations relate to our convertible promissory notes, our facility leases and our financing agreements with Paul Royalty Fund Holdings II, LP, through which we funded our acquisition of ANTARA. The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$5,098	$5,424	$5,613	$5,799	$1,786	$245	$23,965
Sublease contracted income	(1,037)	(526)	(45)	—	—	—	(1,608)
Current sublease forecasts (a)	(1,519)	(1,926)	(1,099)	(1,183)	(199)	—	(5,926)

	2,542	2,972	4,469	4,616	1,587	245	16,431

Convertible promissory notes, including interest (b,c)	5,346	5,346	33,904	5,346	155,423	—	205,365
Term Loan (d)	1,245	1,321	1,402	26,625	—	—	30,593

Total forecasted contractual obligations	$9,133	$9,639	$39,775	$36,587	$157,010	$245	$252,389

(a)	The current market reflects lower demand and cost for space, as well as shorter term leases.
(b)	Upon the closing of the Genesoft merger, we exchanged approximately $22.0 million of our convertible promissory notes for a like principal amount of Genesoft promissory notes. The convertible promissory notes bear an interest rate of 5% compounded semi-annually and mature on February 6, 2009. The convertible promissory notes are convertible into shares of our common stock at the holder’s election at any time at a price per share equal to $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. The convertible promissory notes payable of approximately $28.6 million at maturity date includes approximately $6.2 million of accrued interest payable.
(c)

In the quarter ended June 26, 2004, we issued $152.8 million in principal amount of 3 1/2% senior convertible promissory notes due in April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. In connection with the issuance, we recorded deferred financing costs of $5.7 million which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, of which three are classified as restricted cash on the December 31, 2005 consolidated balance sheet and the last interest payment which is classified as restricted cash on the December 31, 2006 consolidated balance sheet.

(d)	Pursuant to the financing of our acquisition of ANTARA, our wholly owned subsidiary, Guardian II Acquisition Corporation, entered into a Note Purchase Agreement with Paul Capital pursuant to which Guardian II issued and sold a $20.0 million aggregate principal amount of 12% senior secured note due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date. Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal.

In addition to the amounts reflected in the table above, in the future, we may owe royalties and other contingent payments to our collaborators and licensors, based on the achievement of product sales and specified other objectives and milestones, including a minimum annual product purchase commitment to Ethypharm pursuant to the ANTARA license agreement.

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

As of December 31, 2006 we did not have any financing arrangements that were not reflected in our balance sheet.

In connection with the closing of the merger of Genesoft, we assumed approximately $22.3 million in Genesoft debt, restructured at a 5% annual interest rate, by issuing promissory notes of the Company that are convertible, at the option of the holder, into shares of our common stock at a price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006.

In the quarter ended June 26, 2004, we issued $152.8 million in principal amount of our 3 1/2% senior convertible promissory notes due April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the notes at our election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a change of control or a termination of trading of our common stock (each as defined in the indenture for the notes), holders of our notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a cash purchase of our common stock, we may have an obligation to pay an additional make-whole premium to our note holders based on a formula set forth in the indenture.

Guardian II, our wholly-owned subsidiary, entered into a Note Purchase Agreement with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note due on the fourth anniversary of the closing date. Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, we may at our option prepay all or any part of the note at a premium which declines over time. In the event of an event of default, the outstanding principal and interest in the note will become immediately due and payable.

The interest rates on the note to Paul Capital and our convertible notes payable are fixed and therefore not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2006 in connection with the preparation of this annual report. They concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oscient Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oscient Pharmaceuticals Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oscient Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006 of Oscient Pharmaceuticals Corporation and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2007

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The table below lists our Executive Officers and Directors and their ages and positions as of March 1, 2007:

Name	Age	Position(s)
Steven M. Rauscher	53	President, Chief Executive Officer, and Director
Philippe M. Maitre	50	Senior Vice President, Chief Financial Officer
Dominick C. Colangelo	43	Executive Vice President, Corporate Development & Operations
David K. Stone (2)(3)	50	Chairman of the Board and Director
Gregory B. Brown, M.D.	53	Director
Walter Flamenbaum, M.D.	63	Director
Robert J. Hennessey (2)	65	Director
William R. Mattson (1)(4)	60	Director
Gary Patou, M.D. (4)	48	Director
Williams S. Reardon (2)	60	Director
Norbert G. Riedel, Ph.D. (1)(3)	49	Director
John E. Voris (1)(3)(4)	59	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee
(4)	Member of Compliance Committee

Mr. Rauscher became the Chief Executive Officer and President of Oscient in October 2000 and served as Chairman from May 2003 to February 2004. Previously, he had been the Chief Executive Officer and a director of Americas Doctor, Inc., a company that provides clinical research and marketing services to the pharmaceutical industry, since 1995. Mr. Rauscher was employed by Abbott Laboratories from 1975 to 1993 holding various positions including Vice President of Sales for the U.S. Pharmaceutical Products Division, Vice President of Business Development for the International Products Division, and Vice President of Corporate Licensing. Mr. Rauscher is a member of the Board of Directors of Acorda Pharmaceuticals and Target Discovery, Inc.

Mr. Maitre was appointed Senior Vice President and Chief Financial Officer of the Company in May 2006. Mr. Maitre worked for 18 years at sanofi-aventis and predecessor companies, serving most recently as Deputy CFO and Corporate Controller. Mr. Maitre then served as Chief Financial Officer of PPD, Inc. from 2000 to 2002, as President and Chief Executive Officer of ANOSYS Inc. from 2003 to 2005 and subsequently as a consultant to various biopharmaceutical companies until his employment by the Company.

Mr. Colangelo was appointed Senior Vice President for Corporate Development and Operations in January 2005 and promoted to Executive Vice President in February 2006. Prior to joining the Company, Mr. Colangelo was Director of Lilly Ventures, for Eli Lilly. Previously Mr. Colangelo held several executive positions with Eli Lilly, including Director, Strategy and Business Development for the Growth Disorders Products group. Mr. Colangelo joined Eli Lilly in 1995.

Mr. Stone is the Founder and Managing Director of Liberty Tree Advisors, LLC, a consulting firm focusing on emerging life sciences companies. He is also a Venture Advisor to Flagship Ventures, an early-stage venture capital firm, and served as Managing Director and Partner at Flagship Ventures from 2000 to 2006. From 1989 to 1999, Mr. Stone was at Cowen & Company, where he followed the biopharmaceutical industry, holding the position of Managing Director from 1994 to 1999. Mr. Stone began his career in biotechnology in 1983 as a Project Manager and later Communications Director at Genetics Institute (now part of Wyeth Pharmaceuticals). He earned a B.S. in Microbiology from Colorado State University and an MBA from Harvard Business School.

Dr. Brown joined the Oscient Board in August 2006. He currently serves as an independent consultant at Compo Capital Advisors, LLC. In October, 2007, Dr. Brown will join Cowen Healthcare Royalty Partners, a newly formed alternative asset management practice created by Cowen Group, Inc. Dr. Brown was previously a Partner at Paul Capital Partners, an established member of the global private equity community from 2003 to 2006. Dr. Brown also worked at Adams, Harkness & Hill from 1997 to 2002, where he served as the co-head of investment banking, and at Vector Securities International from 1992 to 1997. Before receiving his business degree, Dr. Brown was a practicing thoracic and vascular surgeon. He earned his MBA from Harvard Business School, his M.D. from SUNY Upstate Medical Center, and his AB from Yale College.

Dr. Flamenbaum joined Oscient’s Board of Directors in December 2006 and is a partner at Paul Capital Partners. A founding partner of the Paul Royalty Funds, Dr. Flamenbaum joined Paul Capital in 1999. Prior to joining Paul Capital, Dr. Flamenbaum held leadership positions at several business organizations, including a contract research organization, SigA Pharmaceuticals and Therics, Inc., a medical device company. Dr. Flamenbaum is board certified in internal medicine, nephrology and clinical pharmacology and was a professor of medicine at the Mt. Sinai School of Medicine and Tufts University School of Medicine. He earned his M.D. from Columbia University and his B.A. from Washington & Jefferson College.

Mr. Hennessey served as Chief Executive Officer and President of Oscient from March 1993 until October 2000 and Chairman of the Board from May 1994 through May 2003. Mr. Hennessey served as interim Chief Executive Officer of Penwest Pharmaceuticals from February 15, 2005 to December 15, 2005. Mr. Hennessey currently serves on the board of directors of Penwest Pharmaceuticals and Repligen Corporation. Prior to joining our company in 1993, Mr. Hennessey had significant pharmaceutical industry experience, holding positions in Strategic Planning and Business Development for Sterling Drug, Abbott Laboratories, SmithKline and Merck Sharp & Dohme.

Mr. Mattson has served on Oscient’s Board since June 2006. Mr. Mattson is currently the Chairman of The Mattson Jack Group, a healthcare consulting firm he established in 1986. Previously, Mr. Mattson worked for Monsanto and its subsidiary Searle Pharmaceuticals from 1983-1986 as Director of Marketing Development and Area Vice President. From 1970 to 1983, Mr. Mattson worked in various general management and business development roles at Abbott Laboratories. Mr. Mattson is a member of the St. Louis College of Pharmacy Board of Trustees.

Dr. Patou joined Oscient Pharmaceuticals following the merger with GeneSoft Pharmaceuticals and served as Executive Vice President and Chief Medical Officer through April 2005. He is currently an executive partner at MPM Capital. Prior to the merger, Dr. Patou served as President of Genesoft beginning in December 2000. Prior to joining Genesoft, Dr. Patou worked at GlaxoSmithKline (1995-2000), initially as Vice President of Anti-Infective Development. He subsequently became Senior Vice President & Director, Project and Portfolio Management with responsibility for all therapy areas. Dr. Patou began his career with British Biotech Pharmaceuticals (now Vernalis). He qualified as a physician in the UK in 1982 and is a fellow of the Royal College of Pathologists. Dr. Patou also currently serves on the board of Xenon Pharmaceuticals.

Mr. Reardon is retired from PricewaterhouseCoopers LLP where he was employed from June 1973 to July 2002. Until his retirement, Mr. Reardon was a business assurance (audit) partner at PWC’s Boston office and leader of its Life Sciences Industry Practice for New England and the Eastern United States. From 1998 to 2000, Mr. Reardon served on the Board of the Emerging Companies Section of the Biotechnology Industry

Organization. He also served on the Board of Directors of the Massachusetts Biotechnology Council from 2000 until his retirement from PWC. Mr. Reardon is a director of Idera Pharmaceuticals, Inc., and Synta Pharmaceuticals, Inc., serving as Audit Committee Chairman of each.

Dr. Riedel is currently Chief Scientific Officer and Corporate Vice President for Baxter International Inc., a manufacturer of health care products, specialty therapeutics and medical instruments. From 1998 until March 2001, Dr. Riedel served as President of the Recombinant Strategic Business Unit for Baxter Bioscience, a division of Baxter International. Prior to joining Baxter in 1998, Dr. Riedel served as Head of Global Biotechnology for Hoechst Marion Roussel, Inc.

Mr. Voris currently serves as CEO of HAPC, Inc., a special purpose acquisition company. He started this role in September 2005. Prior to this role he was chairman and CEO of Epocrates, a clinical software company. Prior to Epocrates, Mr. Voris spent nearly three decades at Eli Lily and Company, serving in a variety of roles. He also serves on the Boards of Directors of HAPC, Inc., Epocrates, Gentiae, a clinical research company; and Regenesis Biomedical, a wound therapy medical device company.

Our Board of Directors

Our directors are elected at the annual meeting of shareholders and hold office (subject to the By-laws) until the next annual meeting of shareholders and until their successors are elected and qualified.

Committees of the Board of Directors

The Board of Directors has four standing committees. Each committee operates pursuant to a written charter. The Board may also establish other committees to assist in the discharge of its responsibilities.

Audit Committee

We have an Audit Committee established in accordance with applicable rules. The Audit Committee of the Board of Directors currently consists of Messrs. Reardon, Hennessey and Stone. In the opinion of the Board of Directors, each of the members of the Audit Committee is independent within the meaning of Rules 4200 and 4350 of the Nasdaq listing standards (as currently in effect and on the date of our annual meeting of shareholders). The Board of Directors has determined that Mr. Reardon, the Chairman of the Audit Committee, possesses the attributes of an audit committee financial expert under the rules of the SEC and Nasdaq, and has, therefore, designated him as the Audit Committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to General Instruction G(3) to Form 10-K, the information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

REPORT OF COMPENSATION COMMITTEE

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2006 with management. Based on these reviews and discussions, the compensation committee recommended to the full board that the CD&A be included in the Form 10-K.

By the Compensation Committee of the Board of Directors:

Norbert G. Riedel (Chair)

William R. Mattson, Jr.

John E. Voris

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Role of Compensation Committee

The Compensation Committee of the board of directors for the majority of the last fiscal year consisted of Norbert G. Riedel, Ph.D. Committee Chairperson, Pamela J. Kirby, Ph.D. and John E. Voris. Due to Ms. Kirby’s departure from our board in December 2006, William R. Mattson Jr. was appointed to the Compensation Committee, effective as of December 6, 2006.

The Compensation Committee’s primary purpose and responsibilities include the following:

•

Review and approve corporate goals and objectives relating to CEO and other executive officer compensation, evaluate the CEO’s and other executive officers’ performance in light of those goals and objectives and, either as a committee or together with the other independent directors, determine and approve the CEO’s and other executive officers’ compensation level (encompassing base pay, management incentive plans, stock, benefits and perquisites);

•	Make recommendations to the board regarding director compensation;

•	Make recommendations to the board regarding the adoption of employee incentive compensation plans and equity-based plans;

•	Oversee administration of our equity-based plans;

•	Review and approve management proposals for annual employee salary planning; and

•	Perform periodic review of major employee benefit plans.

Objectives of Compensation Program

Our goal is to attract, retain, motivate, and reward our employees through the use of competitive compensation plans that serve to closely align employee interests with that of the company and the long-term interests of our shareholders. Competitive and labor market dynamics as well as financial position influence our compensation philosophy. We strive to retain and reward the highest caliber management team by offering competitive compensation plans, which are comparable to those offered by our competitors, and promote performance-based compensation. To more closely align the interests of employees with those of the shareholders, we employ equity-based employee awards.

Overview of Compensation and Process

We strive to attract and retain the necessary executive talent, reward annual performance and provide incentives to reward performance that is intended to create long-term shareholder value. The amount of each element of compensation is determined by or under the direction of our compensation committee, which considers the following factors in determining the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual goals for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of his or her unique skills and capabilities to support long-term performance of the company;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team.

The compensation of the executive officer team consists of a combination of salary, annual bonus, equity grants, contributions to or accruals under benefit plans and participation in various other plans generally available to all employees, such as our 401(k) plan. Each year we review the compensation paid to all employees, including executive officers, to ensure that the key elements and overall compensation remain competitive with prevailing industry benchmark data of similarly situated companies and remain aligned with shareholder interests.

Our compensation policy strives to provide a balance between long-term and current compensation which serve to attract and retain talent and provide equity awards as incentives to maximize long-term value for our company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific annual corporate goals. We provide non-cash compensation to reward superior performance against specific objectives and long-term strategic goals. Compensation for our executive officers for fiscal 2006 included a mix of cash and non-cash compensation, including benefits and equity-related awards. Equity awards are determined by performance and competitive market practice with respect to equity awards granted to executives as a percentage of common shares outstanding.

Section 162(m) of the U.S. tax code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of the corporation’s chief executive officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation Components

The components of our compensation program as described in more detail below:

Base Salary

Base salaries for our named executive officers are established based on their responsibilities, experience and expected contribution to the Company. Salary levels also take into account the salary and compensation paid by similar companies with which we compete for executive talent. Each year, we established a budget for merit based salary increases for all employees of the company, including the executive officers. In 2006, based on 2005 performance and the other factors, the budget for merit salary increases was fixed at 3%. The merit budget remained unchanged for 2007 based on 2006 performance.

Base salaries are reviewed annually taking into account the executive officer’s effectiveness in achieving the corporate and personal goals set out for the previous year, his or her expected contribution for the coming year and the competitive data. Base salaries are also evaluated relative to other components of our compensation program to ensure the executives total compensation and mix of components is consistent with our compensation objectives and philosophies.

In 2006, each of Steven Rauscher, Dominick Colangelo and Stephen Cohen received a merit increase in base salary equal to 3%. Mr. Colangelo received an additional increase of 8.26% to recognize his promotion to Executive Vice President.

In 2007, it was determined that the executive officers would not receive a salary increase.

Annual Performance Bonuses

Our named executive officers are eligible to receive as a bonus an amount equal to a percentage of their annual base salary based on attainment of performance goals as determined by the compensation committee. Each year, the Chief Executive Officer recommends overall corporate goals, as well as individual goals for each named executive officer. The compensation committee reviews the proposed goals and then sets and prioritizes the goals for the year. The committee also determines the percentage of base salary which the executive officers are eligible to receive based on achievement of stated goals and overall stewardship of the company. The performance goals are linked to financial, strategic, operational and organizational objectives, although considerable weight was prescribed to performance goals relating to the acquisition, integration and sales of ANTARA allowing for executives to achieve beyond their established bonus potential. Within each of these categories there are goals for overall corporate performance and individual performance goals. The bonus for our Chief Executive Officer, Mr. Rauscher, is based on the attainment of the overall corporate goals. Following each year, the Chief Executive Officer provides the compensation committee his assessment of the performance of the executive officers generally and against the performance goals. The compensation committee reviews the performance of the executive officers, determines the extent to which the performance goals are achieved and, either as a committee or together with the other independent directors, determines in its discretion the bonuses payable to the executive officers. Performance bonuses are paid in cash.

In August of 2006, following the completion of the ANTARA acquisition, the performance goals were modified to include goals related to ANTARA. Given the importance of ANTARA to the future of the Company, the compensation committee felt that it was important to provide appropriate incentives to ensure a successful integration and launch of ANTARA. The revised goals included ANTARA specific goals to be measured through February 2007 in order to better gauge the success of the ANTARA launch. In determining 2006 bonus payments, performance was evaluated through August 2006 against the original performance goals highlighted by key achievements in business development transactions and prudent cash management, and for the balance of the year against the revised goals established in August with notable performance attained on ANTARA specific goals.

Based on an assessment of the achievement of performance, goals in particular taking into account the successful integration and launch of ANTARA, Messrs. Rauscher, Colangelo and Maitre were awarded cash bonuses of $325,282, $206,136 and $71,907 respectively. Based on his performance through his retirement at the end of June 2006, Mr. Cohen received a bonus of $35,439.

Long-Term Equity Incentives

We grant equity awards to our named executive officers, in the form of restricted stock grants and stock options, to provide employees, including executive officers, with longer term incentives and as a key tool to encourage employee retention. Because of the direct relationship between the value of an equity award and the market price of our common stock, we believe that granting stock options and other equity awards is an effective method of motivating executive officers to manage our company in a manner that is consistent with the interests of our shareholders. Equity awards are typically granted to employees when they are hired, upon significant promotions and each year in connection with annual performance review. For annual performance grants, the executive team makes a recommendation to the compensation committee in March and the committee determines the grant for each executive officer. Equity awards typically include a mix of options to purchase our common stock and restricted shares of each common stock that vest over a prescribed period. Exercise prices for option grants are wholly determined by the compensation committee and are fixed at the fair market value on the date of compensation committee approval or at a specified date of grant, such as the date of hire in the case of a new employee.

We grant stock awards to our executive officers and eligible employees based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. In determining annual equity awards the compensation committee also takes into account the extent to which previous equity awards continue to provide appropriate incentives to employees. Company and individual performance and competitive market practices are key considerations in determining size and mix of grants for employees, including executive officers. Equity grants awarded to officers generally are confined to a certain percentage of all shares granted to employees During fiscal year 2006, a total of 220 employees and non-employee directors received stock option and restricted grants equal to an aggregate of 3.6% of the outstanding shares of our common stock based on the shares outstanding in March 2006 when the 2006 annual equity grants were made. The three named executive officers received stock option and restricted grants of approximately 96,250 shares (adjusted to take into account the one-for-eight reverse stock split effectuated in November 2006) or approximately 30% of all shares granted in fiscal 2006. Mr. Maitre received a restricted stock and a stock option grant upon his hiring in May 2006. On March 7, 2007, as part of the annual process for determining annual compensation and annual equity awards Messrs. Rauscher, Colangelo and Maitre received restricted stock awards of 24,196 shares, 19,562 shares and 7, 722 shares, respectively, all of which vest over two years and stock options to purchase 60,404 shares, 48,838 shares and 19,278 shares of common stock, respectively, which vest over two years. All options were granted at an exercise price of $4.94, the closing sale price of a share of the company’s common stock on March 7, 2007. These equity awards granted to our executive officers in the aggregate represents 1.3% of common shares outstanding and follow the company’s practice of considering officer grants within the confines of performance, market practices, annual approved usage rate and past practice with respect to percentage of outstanding shares awarded to our executive officers.

Other Benefits

Our executives are entitled to few benefits that are not otherwise available to all of our employees. Other benefits for officers are limited to executive life insurance and in the case of the Chief Executive Officer, a predetermined annual allowance of $10,000 as prescribed in Mr. Rauscher’s employment agreement with the company.

All of our named executive officers participated in our 401(k) plan and received matching employer contributions at the same rate as other employee-participants. Our health and insurance plans are the same for all employees and our healthcare premiums follow a shared cost schedule, under which employees contribute approximately 23% of the healthcare premiums. As a commercial organization, we employ a variety of annual sales contests to reward top sales representatives and sales managers which may include sales trips that are hosted by certain members of the executive team; however, during 2006, none of the executive officers participated in any of these trips.

Termination-based compensation

Under the terms of their employment agreements, our executive officers are, under specified circumstances, entitled to receive severance payments and, in some cases, accelerated vesting of equity awards upon termination of employment. The severance payments, and in particular the change of control severance, are intended to aid in employee retention and maintain productivity in the event of a change of control of the company. In addition, these payments are designed to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without undue concern over whether the transactions may jeopardize the executives’ own employment. The specific triggering provisions and severance due each of the executive officers is described below under “Employment Agreements” and “Potential Payments upon Change of Control.” We believe that our severance arrangements are in line with severance packages offered to executive officers of companies of similar size to us represented in the compensation data we reviewed.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, as prescribed in the plan document and within federal tax limits. All of our executive officers participated in our 401(k) plan during fiscal 2006 and received matching contributions.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Summary Compensation Table for 2006

The following table sets forth the compensation paid by us in respect of our fiscal year ended December 31, 2006 to (i) our Chief Executive Officer, (ii) the two individuals who served as our principal financial officer in 2006 and (iii) our only other executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Steven M. Rauscher Chief Executive Officer and President	2006	$432,115	$325,282		$89,307	$106,020	$174,240	(6)	$1,126,964

Dominick Colangelo Executive Vice President—Corporate Development and Operations	2006	338,654	206,136		71,446	85,012	7,050	(7)	708,298

Philippe Maitre Sr. Vice President and Chief Financial Officer (2)	2006	155,769	96,904	(4)	11,549	14,575	22,022	(8)	300,819

Stephen Cohen Former Sr. Vice President and Chief Financial Officer (3)	2006	142,516	135,439	(5)	21,716	27,457	29,800	(9)	356,928

(1)	Refer to Note 2(s), “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of our equity awards.
(2)	Mr. Maitre’s employment with the Company began May 22, 2006 pursuant to an employment agreement dated May 5, 2006 described in more detail in the section entitled “Employment Agreements” below.
(3)	Mr. Cohen retired as Senior Vice President and Chief Financial Officer on May 22, 2006; Mr. Cohen continued with the Company on a full-time basis through June 30, 2006 and provided transitional services on a part time basis through December 31, 2006.
(4)	Mr. Maitre received a one-time signing bonus of $25,000 upon commencement of his employment in May 2006 and a performance bonus of $71,904 for fiscal year 2006 performance, to be paid in March 2007. The bonus earned by Mr. Maitre for fiscal 2006 is prorated per the seven-month period of fiscal 2006 during which Mr. Maitre served as an executive officer.
(5)	As a condition of providing part-time transitional services to the company through December 31, 2006, Mr. Cohen received $100,000 paid in two equal installments on July 7, 2006 and September 23, 2006; Mr. Cohen also received a performance bonus of $35,439 for fiscal year 2006, paid in 2007 which was prorated per the five-month period of 2006 during which Mr. Cohen was an executive officer and provided services to the Company.
(6)	The 2006 amount represents $3,758 in contributions to Mr. Rauscher’s life insurance premiums, $6,600 to the Company’s 401(k) Retirement Savings Plan, $14,652 in compensation allowances and $149,230 related to income realized for payment in full of all principal outstanding under the March 28, 2001 note described more fully in section entitled “Employment Agreements”. In accordance with the terms of the loan, Mr. Rauscher transferred 3,000 shares to the company as payment in full under such loan and paid the company an amount equal to $41,334 for interest due to the company pursuant to such loan.
(7)	The 2006 amount represents $450 in contributions to Mr. Colangelo’s life insurance premiums, and $6,600 to the Company’s 401(k) Retirement Savings Plan.
(8)	This amount represents $22,022 in relocation costs.
(9)	This amount represents $6,600 to the Company’s 401(k) Retirement Savings Plan and $23,200 in relocation costs.

Grants of Plan-Based Awards for 2006

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended December 31, 2006 to each of our named executive officers.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)		All Other Option Awards: Number of Securities Underlying Options (2) (#)		Exercise or Base Price of Option Awards (3) ($)	Grant Date Fair Value of Stock and Option Awards (4) ($)
Steven M. Rauscher Chief Executive Officer and President	02/27/06	12,500		31,251		$15.40	$450,632

Dominick Colangelo Executive Vice President—Corporate Development and Operations	02/27/06	10,000		25,000		15.40	360,500

Philippe Maitre Sr. Vice President and Chief Financial Officer	05/22/06	8,750	(5)	21,875	(6)	13.64	211,383

Stephen Cohen Former Sr. Vice President and Chief Financial Officer	02/27/06	5,000		12,501		15.40	180,257

(1)	Awards consist of restricted stock awards that, unless otherwise noted below, vest 50% per year for two years from date of grant. Number of shares for stock awards and options have been adjusted to take into account the effect of the one-for-eight reverse stock split consummated in November of 2006.

(2)	Unless otherwise noted below, all options vest in eight equal quarterly installments beginning 90 days form the grant date.

(3)	The exercise price of the stock option awards is equal to the average of the high and low sales price of the common stock on the day of grant as reported by The NASDAQ Global Market, as adjusted to take into account the effect of the one-for-eight reverse stock split consummated in November of 2006.

(4)	Refer to Note 2(s), “Stock-Based Compensation”, in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of our equity awards.

(5)	Award consists of restricted stock that vest in four equal annual installments on the anniversary of his commencement of employment.

(6)	Options vest in four equal annual installments on the anniversary of his commencement of employment.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at the fiscal year end December 31, 2006. The share numbers in the table below have been adjusted to take into account the effect of the one-for-eight reverse stock split consummated in November of 2006.

	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven M. Rauscher Chief Executive Officer and President	34,037	—		—		$115.50	10/25/2010	—			—	—	—
	30,000	—		—		$115.50	10/25/2010	—			—	—	—
	3,463	—		—		$115.50	10/25/2010	—			—	—	—
	1,953	—		—		$13.36	3/6/2012	—			—	—	—
	3,751	—		—		$13.36	3/6/2012	—			—	—	—
	3,750	—		—		$13.36	3/6/2012	—			—	—	—
	2,500	—		—		$8.80	10/9/2012	—			—	—	—
	1,667	—		—		$8.80	10/9/2012	—			—	—	—
	834	—		—		$8.80	10/9/2012	—			—	—	—
	8,251	—		—		$3.072	3/11/2013	—			—	—	—
	1,172	1,172	(2)	—		$10.24	3/11/2013	—			—	—	—
	2,344	—		—		$10.24	3/11/2013	—			—	—	—
	1,069	—		—		$15.42	2/3/2014	—			—	—	—
	271	2,107	(3)	—		$41.76	4/12/2014	—			—	—	—
	51,812	—		—		$41.76	4/12/2014	—			—	—	—
	5,209	3,102	(3)	—		$41.76	4/12/2014	—			—	—	—
	1	—		—		$21.80	3/6/2015	—			—	—	—
	9,285	—		—		$21.80	3/6/2015	—			—	—	—
	1	4,166	(3)	—		$21.80	3/6/2015	—			—	—	—
	29,167	16,667	(3)	—		$21.80	3/6/2015	—			—	—	—
	1,068	—		—		$18.20	12/20/2015	—			—	—	—
	1	595	(4)	—		$15.40	2/26/2016	—			—	—	—
	11,719	18,936	(4)	—		$15.40	2/26/2016	—			—	—	—
	—	—		—		—	—	6,250	(5)		$32,875	—	—

Dominick Colangelo Executive Vice President	3,477 4,336	10,431 13,006	(2) (2)	— —	$ $	28.76 28.76	1/2/2015 1/2/2015	— —			— —	— —	— —
	9,375	15,625	(4)	—		$15.40	2/26/2016	—			—	—	—
	—	—		—		—	—	5,000	(5)		$26,300	—	—

Philippe Maitre Sr. Vice President and Chief Financial Officer	— —	21,875 —	(2)	— —		$13.64 —	05/21/2016 —	— 8,750		$	— 46,025	— —	— —

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Cohen Former Sr. Vice President and Chief Financial Officer	4,688	—	—	$65.62	3/31/2007	—	—	—	—
	1,408	—	—	$65.62	3/31/2007	—	—	—	—
	3,280	—	—	$65.62	3/31/2007	—	—	—	—
	2,396	—	—	$19.68	3/31/2007	—	—	—	—
	4,375	—	—	$81.75	3/31/2007	—	—	—	—
	817	—	—	$13.84	3/31/2007	—	—	—	—
	1,000	—	—	$45.16	3/31/2007	—	—	—	—
	3,000	—	—	$45.16	3/31/2007	—	—	—	—
	1,938	—	—	$8.80	3/31/2007	—	—	—	—
	1,563	—	—	$8.80	3/31/2007	—	—	—	—
	2,769	—	—	$3.07	3/31/2007	—	—	—	—
	1,454	—	—	$10.24	3/31/2007	—	—	—	—
	766	—	—	$15.42	3/31/2007	—	—	—	—
	1,314	—	—	$41.76	12/31/2008	—	—	—	—
	11,187	—	—	$41.76	12/31/2008	—	—	—	—
	4,430	—	—	$21.80	12/31/2008	—	—	—	—
	6,444	—	—	$21.80	12/31/2008	—	—	—	—
	18,557	—	—	$21.80	12/31/2008	—	—	—	—
	766	—	—	$18.20	3/31/2007	—	—	—	—
	4,688	—	—	$15.40	3/31/2007	—	—	—	—

(1)	The expiration date of each option occurs ten years after the date of grant of each option.
(2)	Options become exercisable in four equal annual installments from the date of grant.
(3)	Options become exercisable in twelve equal quarterly installments beginning 90 days from the date of grant.
(4)	Options become exercisable in eight equal quarterly installments beginning 90 days from the date of grant.
(5)	Restricted stock vests in two equal installments on November 30, 2006 and November 30, 2007, respectively.

Options Exercised and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Steven Rauscher	6,250	$36,320
Dominick Colangelo	5,000	$29,056
Philippe Maitre	—	—
Stephen Cohen	2,500	$38,500

(1)	Number of shares have been adjusted to take into account the effect of the one-for-eight reverse stock split consummated in November of 2006.

Employment Agreements

Steven M. Rauscher, President and Chief Executive Officer

Steven M. Rauscher, President and Chief Executive Officer, has an employment agreement with us, that commenced on October 26, 2000. Mr. Rauscher’s current base salary is $432,600 per year. The agreement entitles Mr. Rauscher to receive an annual incentive bonus of up to 60% of his base salary based on our achievement of enhanced share value and certain operating and financial goals to be determined by the Board of Directors. Upon hiring, Mr. Rauscher was awarded stock options to purchase 67,500 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $115.50 per share (as adjusted pursuant to the one-for-eight reverse stock split), the fair market value of the common stock on the date of grant. These options are fully vested. In connection with his commencement of employment with us in 2001, Mr. Rauscher was also awarded 3,000 shares of restricted common stock share (as adjusted pursuant to the one-for-eight reverse stock split). On March 28, 2001, we loaned Mr. Rauscher $163,000 to allow him to pay income tax liabilities associated with the grant of the 3,000 restricted shares. The loan became due and payable on December 31, 2006. The principal amount of the loan was non-recourse as it was secured only by the 3,000 shares of restricted stock, while the interest component of the loan was full recourse. On December 31, 2006, in accordance with the terms of the loan, Mr. Rauscher transferred the 3,000 shares to the company as payment in full of all principal outstanding under such loan and paid us an amount equal to $41,334 for interest due to us pursuant to such loan.

In the event that Mr. Rauscher’s employment is terminated by us for reasons other than for cause, or he terminates it with good reason (as defined), the agreement provides for the continuation of all compensation and benefits for a period of up to 12 months, or until such time as he finds comparable employment, whichever occurs first. Also, if, within two years following a change of control (as defined) by us, Mr. Rauscher’s employment is terminated other than for cause, or he experiences a material reduction in responsibilities or compensation, or is required to relocate out of the greater Boston area, he will receive a lump sum severance payment in an amount equal to two times the sum of his base salary and annual target incentive bonus, as well as the pro-rated portion of his target bonus for the year in which his employment is terminated, and any remaining unvested options and restricted shares will immediately and fully vest and all his options will remain exercisable for the shorter of two years from his date of termination or the expiration date of the option. Mr. Rauscher is also entitled to continue to participate in company’s group health and dental plans for a period of 24 months following termination and the company is obligated to continue to contribute to the premium cost of that coverage for such period. Mr. Rauscher’s employment agreement also provides that he will be entitled to receive a payment to cover any excise tax payable with respect to such severance payments as a result of Section 280G of the U.S. tax code.

Dominick Colangelo, Executive Vice President, Corporate Development and Operations

Dominick (Nick) Colangelo, Esq., Executive Vice President, Corporate Development and Operations, has an employment agreement with us, which commenced on January 1, 2005. Mr. Colangelo’s current base salary is $340,000 per year. The agreement, as amended, entitles Mr. Colangelo to receive an annual incentive bonus of up to 50% of his salary based on his performance and that of the Company against goals to be determined by the Board of Directors annually after consultation with Mr. Colangelo. Upon hiring, Mr. Colangelo received a cash signing bonus of $100,000 and was awarded stock options to purchase 31,250 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at $28.76 per share (as adjusted pursuant to the one-for-eight reverse stock split), the fair market value of the common stock on the date of grant, which options vest in four equal annual installments on the anniversary of his commencement of employment.

In the event that Mr. Colangelo’s employment is terminated by us for reasons other than for cause, or he terminates it with good reason (as defined), the agreement provides for the continuation of all compensation and benefits for a period of up to nine months, or until such time as he finds comparable employment, whichever occurs first. Also, if, within two years following a change of control (as defined) of us, Mr. Colangelo’s employment is terminated other than for cause, or he experiences a material reduction in responsibilities or compensation at the surviving company, or he is required to relocate out of the greater Boston area, he will receive a lump sum severance payment equal to one and a half times the sum of his base salary and annual target incentive bonus, as well as the pro-rated portion of his target bonus for the year in which his employment is terminated and any remaining unvested restricted shares and options will immediately and fully vest and all his options will remain exercisable for the shorter of two years from his date of termination or the expiration date of the option. Mr. Colangelo is also entitled to continue to participate in company’s group health and dental plans for a period of 18 months following termination and the company is obligated to continue to contribute to the premium cost of that coverage for such period. Mr. Colangelo’s employment agreement also provides that he will be entitled to receive a payment to cover any excise tax payable on such severance payments as a result of Section 280G of the U.S. tax code.

Philippe Maitre, Senior Vice President and Chief Financial Officer

Philippe Maitre, Senior Vice President and Chief Financial Officer, has an employment agreement with us, which commenced on May 22, 2006. Mr. Maitre’s current base salary is $270,000 per year. The agreement entitles Mr. Maitre to receive an annual incentive bonus of up to 40% of his base salary based on his performance and that of the company against goals to be determined by the Board of Directors annually after consultation with Mr. Maitre. Upon hiring, Mr. Maitre received a cash signing bonus of $25,000 and was awarded (i) stock options to purchase 21,875 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $13.64 per share (as adjusted pursuant to the one-for-eight reverse stock split), the fair market value of the common stock on the date of grant, which options vests in four equal annual installments on the anniversary of his commencement of employment, and (ii) 8,750 shares of restricted common stock (as adjusted pursuant to the one-for-eight reverse stock split), which stock vest in four equal annual installments on the anniversary of his commencement of employment. We also agreed to reimburse Mr. Maitre for reasonable relocation expenses up to $125,000.

In the event that Mr. Maitre’s employment is terminated by us for reasons other than for cause, or he terminates it with good reason (as defined), the agreement provides for the continuation of all compensation and benefits for a period of up to nine months, or until such time as he finds comparable employment, whichever occurs first. Also, if, within two years following a change of control (as defined) of us, Mr. Maitre’s employment is terminated other than for cause, or he experiences a material reduction in responsibilities at the surviving company, he will receive a lump sum severance payment equal to one and a half times the sum of his base salary and annual target incentive bonus, as well as the pro-rated portion of his target bonus for the year in which his employment is terminated and any remaining unvested restricted shares and options will immediately and fully vest and all his options will remain exercisable for the shorter of two years from his date of termination or the expiration date of the option. Mr. Maitre is also entitled to continue to participate in our group health and dental plans for a period of 18 months following termination and the company is obligated to continue to contribute to the premium cost of that coverage for such period.

Stephen Cohen, Former Senior Vice President and Chief Financial Officer

Stephen Cohen was the Senior Vice President and Chief Financial Officer. He retired from this position in May 2006; however, he continued to work for us on a full-time basis through June 2006 and on a part-time basis through December of 2006. Mr. Cohen had an employment agreement with us, which terminated on June 30, 2006, which entitled Mr. Cohen to receive an annual incentive bonus of up to 40% of his base salary, which was $265,000 at such time, based on his performance and that of the Company against goals to be determined by the Board of Directors annually after consultation with Mr. Cohen. Mr. Cohen received a performance bonus of $35,439 for fiscal year 2006, which was prorated for the five month period of 2006 during which Mr. Cohen was an executive officer and provided services to us. Mr. Cohen received $100,000 for his provision of part-time transitional services to the company from July 2006 through December 2006. Upon hiring, Mr. Cohen was awarded stock options to purchase 9,376 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $65.62 per share (as adjusted pursuant to the one-for-eight reverse stock split), the fair market value of the common stock on the date of grant, which options vested in four equal annual installments on the anniversary of his commencement of employment. In lieu of a cash signing bonus, Mr. Cohen was awarded additional options to purchase 2,396 shares of stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $19.68 per share (as adjusted pursuant to the one-for-eight reverse stock split), representing thirty percent of the fair market value of the common stock on the date of grant, which options vested in two equal installments on the anniversary of his employment.

Potential Payments Upon Change of Control Under Employment Agreements

The following table summarizes the potential payments to each named executive officer assuming that one of the following events occurs. The table assumes that the event occurred on December 29, 2006, the last business day of our fiscal year. We have assumed a price per share of our common stock of $5.06, which was the closing price of our common stock on December 29, 2006.

Name	Termination Other Than “For Cause” or Resignation With Good Reason		Termination Other Than “For Cause” Following a Change in Control
Steven Rauscher President and Chief Executive Officer	$707,026	(1)	$2,272,572	(2)

Dominick Colangelo Executive Vice President, Corporate Development & Operations	392,601	(3)	999,264	(4)

Philippe Maitre Senior Vice President and Chief Financial Officer	294,650	(5)	652,300	(6)

(1)	Includes payment of the following: $432,600 for the continuation of salary, $259,560 for his target bonus and $14,866 for continuation of benefits for a period of 12 months following such termination, or until Mr. Rauscher finds comparable employment. We have assumed payment for the full 12 months.
(2)

Includes payment of the following: $1,384,320 in a lump sum payment for salary and bonus, equivalent to two times his base salary for fiscal year 2006 plus two times his annualized target incentive bonus; $259,560 for the pro-rated portion of his target bonus for the year in which he was terminated; $54,180 for benefits, the value of which is based upon the premiums in effect on December 29, 2006; $52,995 for accelerated vesting of equity awards, based on the fair value of unvested stock options as of December 29, 2006 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”; and, $521,517 for any excise tax payable with respect to such severance payments in accordance with Section 280G of the U.S. tax code. The gross-up figures assume a December 31, 2006 change in control and termination date. For purposes of these figures, the following are included as parachute payments: cash severance payable upon the termination in connection with the change of control, additional pro-rated bonus amounts payable upon the termination, and the value of the acceleration of outstanding equity awards, all determined in accordance with applicable tax regulations. Any earned but unpaid salary or bonus amounts due following the termination are not treated as parachute payments. We have assumed that all outstanding options are cashed out in the assumed transaction for an amount equal to the excess, if any, of $5.06 (the closing price of our common stock on December 29, 2006, the last business day of the year) over the exercise per share under the option, multiplied by the number of shares subject to the option. Finally, these figures assume that none of the parachute payments will be discounted as attributable to reasonable compensation and no value is attributed to the executive executing a non-competition agreement in connection with the assumed termination of employment.

(3)	Includes payment of $255,000 for the continuation of salary, $127,500 for his target bonus and $10,101 for continuation of benefits for a period of nine months following such termination, or until Mr. Colangelo finds comparable employment. We have assumed payment for the full nine months.
(4)	Includes payment of the following: $765,000 in a lump sum payment for salary and bonus, equivalent to one and a half times the sum of his base salary for fiscal year 2006 plus his annualized target incentive bonus; $170,000 for the pro-rated portion of his target bonus for the year in which he was terminated; $20,202 for benefits, the value of which is based upon the premiums in effect on December 29, 2006; and $44,062 for accelerated vesting of equity awards, based on the fair value of unvested stock options as of December 29, 2006 in accordance with the provisions of SFAS No. 123R, “Share-based Payments”.
(5)	Includes payment of $202,500 for the continuation of salary, $81,000 for his target bonus and $11,150 for continuation of benefits for a period of nine months following such termination, or until Mr. Maitre finds comparable employment. We have assumed payment for the full nine months.
(6)	Includes payment of the following: $567,000 in a lump sum payment for salary and bonus, equivalent to one and a half times the sum of his base salary for fiscal year 2006 plus his annualized target incentive bonus; $63,000 for the pro-rated portion of his target bonus for the year in which he was terminated; $22,300 for benefits, the value of which is based upon the premiums in effect on December 29, 2006; and, $30,625 for accelerated vesting of equity awards, based on the fair value of unvested stock options as of December 29, 2006 in accordance with the provisions of SFAS No. 123R, “Share-based Payments”.

DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)		Option Awards ($) (3)(4)(5)		All Other Compensation ($)		Total ($)
G. Brown	500	890		887	(6)	—		2,277
L. Evnin	26,000	—		—		—		26,000
W. Flamenbaum	0	100		103	(7)	—		203
R. Hennessey	41,500	654		620		—		42,774
P. Kirby	78,375	654	(8)	620	(8)	—		79,649
W. Mattson	21,000	1,309		1,240		—		23,549
G. Patou	55,125	654		620		117,413	(9)	173,812
W. Reardon	70,000	654		620		—		71,274
N. Riedel	68,500	654		620		—		69,744
D. Singer	6,750	—		—		—		6,750
D. Stone	82,709	654		620		—		83,983
J. Voris	62,813	654		620		—		64,082

(1)	Mr. Steven Rauscher, a director of our company, has been omitted from this table since he receives no compensation for serving on our board.
(2)	Amounts consist of the fees paid to directors described below under the heading “Overview of Non-Employee Director Compensation.”
(3)	Refer to Note 2(s), “Stock-Based Compensation”, in the Notes to Consolidated Financial Statements for assumptions used to determine the valuation of our equity awards.
(4)	Unless otherwise noted below, the grant date fair value of each stock option awarded to Non-Employee Directors is $5.43 (as adjusted to take into account the 1-for-8 reverse stock split effectuated on November 15, 2006).
(5)	The following are the aggregate number of option and restricted stock awards outstanding that have been granted to each of our non-employee directors as of December 31, 2006, the last day of the 2006 fiscal year was as follows: G. Brown 2,100; W. Flamenbaum 2,100; R. Hennessey 10,383; P. Kirby 3,715; W. Mattson 2,100; G. Patou 5,675; W. Reardon 8,989; N. Reidel 19,800; D. Stone 18,520; and J. Voris 5,675.
(6)	The grant date fair value of each stock option is $5.93 (as adjusted to take into account the 1-for-8 reverse stock split effectuated November 15, 2006).
(7)	The grant date fair value of each stock option is $3.72 (as adjusted to take into account the 1-for-8 reverse stock split effectuated November 15, 2006).
(8)	Such awards were issued to P. Kirby under the company’s 2001 Incentive Plan in 2006, but did not vest prior to her December 6, 2006 resignation from the board.
(9)	Consulting fees paid to G. Patou, for consulting services performed, including expanded services related to the Advisory Committee meeting convened by the FDA in connection with Oscient’s sNDA filing for the ABS indication.

Overview of Non-Employee Director Compensation

We review the level of compensation of our non-employee directors periodically to ensure that remuneration elements remain competitive. We have historically obtained data from a number of different sources including:

•	publicly available data describing director compensation in peer companies;

•	survey data collected by our human resources department; and

•	information obtained directly from other companies.

Pursuant to the 2001 Incentive Plan, each non-employee director receives an annual retainer of $40,000 and the chairman of the Board of Directors receives an additional $20,000. Additional retainers are paid for membership on the board’s committees. Members of the Audit Committee receive an annual retainer of $15,000, while the chairman receives $30,000. Members of the Compensation Committee receive an annual retainer of $10,000, while the chairman receives $20,000. Members of the Nominating and Corporate Governance Committee, including the chairman, receive an annual retainer of $5,000. Members of the Compliance Committee receive $10,000, while the chairman receives $15,000.

In addition to the annual retainers, non-employee directors were also granted (i) upon their initial election to the board, options to receive an aggregate of 1,500 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) that vest equally over three years with an exercise price equal to the fair market value at date of grant, and a restricted stock award of 600 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) that vests equally over three years; and (ii) upon their re-election to the Board, options to receive an aggregate of 750 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) that vest equally over two years with an exercise price equal to the fair market value at date of grant, and a restricted stock award of 300 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split), that vests equally over two years with an exercise price equal to the fair market value at date of grant. Upon a change of control, if within two years following such event, a director is either not nominated to serve as a director or is not elected by the shareholders to serve as a director, all of such director’s unvested options become exercisable upon such director ceasing to be a director of the Company and all of the director’s options remain exercisable until the earlier of two years from the date such director ceases to be a director and the final exercise date of such option.

Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as employees of Oscient.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2007 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

The percentages shown are based on shares of Company common stock outstanding as of March 1, 2007. Unless otherwise indicated, the address for each stockholder is c/o Oscient Pharmaceuticals Corporation, 1000 Winter Street, Suite 2200, Waltham, Massachusetts 02451. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 13,642,361 shares of common stock outstanding on an as-converted basis on March 1, 2007.

	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
Paul Royalty Fund Holdings II	1,676,908	(1)	12.0%
Ashford Capital Management, Inc.	1,509,763	(2)	11.0%
Abingworth Management Limited	751,853	(3)	5.4%
Directors and Named Executive Officers:
Walter Flamenbaum	1,677,508	(4)	12.0%
Steven M. Rauscher	238,896	(5)	1.7%
Dominick Colangelo	38,361	(6)	*
Norbert G. Riedel	18,490	(7)	*
David K. Stone	18,020	(8)	*
Gary Patou	16,125	(9)	*
Robert J. Hennessey	14,691	(10)	*
Philippe M. Maitre	10,566	(11)	*
William S. Reardon	8,892	(12)	*
John E. Voris	2,884	(13)	*
Gregory B. Brown	600	(14)	*
William R. Mattson	600	(15)	*
All directors and officers as a group (12 persons)	2,039,383	(16)	14.4%
*	Represents less than 1% of the class.

(1)

Includes 1,388,889 restricted shares directly held by Paul Royalty Fund Holdings II (“PRFH”) and indirectly held by Paul Royalty Fund II, LP (“PRF”), Paul Royalty Associates II, LP (“PRA”), Paul Royalty

Management, LLC (“PRM”) and Paul Capital Advisors, LLC (“PCA”). PRFH directly owns 1,388,889 shares of common stock. PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of common stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. The address of this shareholder is 50 California Street, Suite 3000, San Francisco, CA 94111. This information is based on information contained in a joint Schedule 13G filed on August 28, 2006 by PRFH.

(2)	The shares reported by Ashford Capital Management, Inc. (“Ashford Capital”), a registered investment advisor, are held in separate individual client accounts, two separate limited partnerships and eleven commingled funds. Includes 93,750 shares issuable upon exercise of warrants. The address of this shareholder is P.O. Box 4172, Wilmington, DE 19807. This information is based on the Schedule 13G filed on February 13, 2007 by Ashford Capital.
(3)	Includes 207,292 shares held by Abingworth Bioequities Master Fund LTD, 186,742 shares held by Abingworth Bioventures IV LP, 1,297 shares held by Abingworth Bioventures III Executives LP, 29,677 shares held by Abingworth Bioventures III C LP, 49,661 shares held by Abingworth Bioventures III B LP, 81,283 shares held by Abingworth Bioventures III A LP and 1,602 shares held by Abingworth Bioventures IV Executives LP. Includes 56,671 shares issuable upon exercise of warrants held by Abingworth Bioequities Master Fund LTD, 56,189 shares issuable upon exercise of warrants held by Abingworth Bioventures IV LP, 648 shares issuable upon exercise of warrants held by Abingworth Bioventures III Executives LP, 14,838 shares issuable upon exercise of warrants held by Abingworth Bioventures III C LP, 24,830 shares issuable upon exercise of warrants held by Abingworth Bioventures III B LP, 40,641 shares issuable upon exercise of warrants held by Abingworth Bioventures III A LP and 482 shares issuable upon exercise of warrants held by Abingworth Bioventures IV Executives LP. The investment manager of these securities is Abingworth Management Limited, 38 Jermyn Street, London, SW1Y 6DN U.K. This information is based on information contained in a joint Schedule 13G filed on February 13, 2007 by Abingworth Management Limited.
(4)	Includes 1,388,889 restricted shares directly held by Paul Royalty Fund Holdings II (“PRFH”) and indirectly held by Paul Royalty Fund II, LP (“PRF”), Paul Royalty Associates II, LP (“PRA”), Paul Royalty Management, LLC (“PRM”) and Paul Capital Advisors, LLC (“PCA”). PRFH directly owns 1,388,889 shares of common stock. PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of common stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Dr. Flamenbaum is a member of PCA and he serves on the Board of Managers of PCA. Includes 600 restricted shares.
(5)	Includes (i) 224,029 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 6,250 restricted shares.
(6)	Includes (i) 28,126 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 5,000 restricted shares.
(7)	Includes (i) 17,750 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.
(8)	Includes (i) 16,470 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.
(9)	Includes (i) 2,584 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.

(10)	Includes (i) 8,333 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.
(11)	Includes 8,750 restricted shares.
(12)	Includes (i) 6,939 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.
(13)	Includes (i) 2,584 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007 and (ii) 300 restricted shares.
(14)	All such shares are restricted shares.
(15)	All shares are restricted shares.
(16)	Includes (i) 588,584 shares of common stock that are issuable upon the exercise of vested options or options that are to become vested within 60 days following March 1, 2007, (ii) 23,600 restricted shares held by officers and directors, (iii) warrants exercisable for 288,019 shares of common stock held by PRFH and (iv) 1,388,889 restricted shares held by PRFH.

Item 13. Certain Relationships and Related Transactions and Director Independence

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Although we have not entered into any financial transactions with any immediate family member of a director or executive officer of our Company, if we were to do so, any such material financial transaction would need to be approved by our Audit Committee prior to our Company entering into such transaction. A report is made to our audit committee annually disclosing all related parties that are employed by us and related parties that are employed by other companies with whom we had a material relationship during that year, if any. Our Audit Committee also reviews and approves our proxy statement and the information contained therein. We have determined that, in 2006, we had the following reportable related transactions described below.

On February 6, 2004, we completed our merger with GeneSoft Pharmaceuticals, Inc. David Singer and Luke Evnin, who served on our Board of Directors through June of 2006 and Gary Patou, currently serving on the Board of Directors, served as directors and/or officers of Genesoft prior to the merger. Pursuant to the terms of the merger agreement, we provided, with respect to Mr. Singer and Mr. Evnin and continue to provide, with respect to Mr. Patou, a directors’ and officers’ liability insurance policy that covers the acts and omissions of Messrs. Singer, Patou and Evnin in their capacities as directors and officers of Genesoft for a period of six years from the closing date of the merger.

Pursuant to a consulting agreement with the Company, Dr. Patou provided periodic consulting services to the Company, including expanded services related to the Advisory Committee meeting convened by the FDA in connection with Oscient’s sNDA filing for the ABS indication. Dr. Patou received a total of approximately $117,000 for such services in 2006.

To finance the acquisition of ANTARA capsules in August 2006, we entered into several financing arrangements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), in consideration for an aggregate amount of $70 million. In connection with such financing arrangements, we agreed to elect one person designated by Paul Capital to our Board following the closing in August of 2006 and to continue to nominate one person designated by Paul Capital for election to our Board by our shareholders. Initially, Greg Brown was Paul Capital’s representative and currently Walter Flamenbaum acts as the Paul Capital designee to our Board. In connection with such financing transaction, we entered into the Revenue Interests Assignment Agreement pursuant to which we sold to Paul Capital the right to receive specified royalties on the net sales in the United States (and the net sales of their respective affiliates and licensees) of ANTARA capsules and FACTIVE tablets until December 31, 2016. Further, our wholly owned subsidiary, Guardian II, entered into a Note Purchase Agreement with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the note at the time, and (ii) we issue to Paul Capital, at the time of the exercise of such option, a warrant for a number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. In connection with such financial agreements, Guardian II and Paul Capital entered into a Security Agreement under which Guardian II granted to Paul Capital a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under each of the agreements with Paul Capital. As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares of the common stock (as adjusted pursuant to the one-for-eight reverse stock split) at a price of $7.20 per share (as adjusted pursuant to the one-for-eight reverse stock split) and issued Paul Capital a warrant to purchase 288,019 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $6.94 per share (as adjusted pursuant to the one-for-eight reverse stock split). The Warrant is exercisable for seven years from the date of closing.

The Board of Directors has determined that each of Messrs. Reardon, Riedel, Voris, Stone, Mattson and Hennessey is independent within the meaning of Rule 4200 of the Nasdaq Stock Market, Inc. (“Nasdaq”) listing standards as currently in effect and on the date of our annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, the information with respect to this item may be found under the caption “Principal Accountant Fees and Services” in the Proxy Statement for our 2007 Annual Meeting of shareholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements—See “Index to Consolidated Financial Statements” appearing on page F-1.

(2) Schedule 2

Valuation and Qualifying Accounts

December 31, 2006

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Product Sales	Deductions		Balance at End of Period
Year Ended December 31, 2006
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$349	$—	$—	(1)	$349
Reserve for cash discounts	$50	$—	$953	$801	(2)	$202

Total	$50	$349	$953	$801		$551

Year Ended December 31, 2005
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$—	$—	$—	(1)	$—
Reserve for cash discounts	$79	$—	$466	$495	(2)	$50

Total	$79	$—	$466	$495		$50

Year Ended December 31, 2004
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$—	$—	$—	(1)	$—
Reserve for cash discounts	$—	$—	$118	$39	(2)	$79

Total	$—	$—	$118	$39		$79

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Discounts taken by customers during year.

(3) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated November 17, 2003(11)

2.2	Asset Purchase Agreement by and among Reliant Pharmaceuticals, Inc., Guardian II Acquisition Corporation and Oscient Pharmaceuticals Corporation dated July 21, 2006 *(24)

3.1	Articles of Organization (as amended through November 15, 2006)‡

3.2	By-Laws (as amended to date)(19)

4.1	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(9)

4.2	Form of Common Stock Purchase Warrant dated as of September 29, 2003(10)

4.3	Registration Rights Agreement dated September 29, 2003(10)

4.4	Registration Rights Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

4.5	Form of Indenture dated as of May 10, 2004(17)

Exhibit No.	Description
4.6	Pledge Agreement dated as of May 10, 2004(17)

4.7	Registration Rights Agreement dated May 10, 2004(17)

4.8	Form of Indenture dated as of May 10, 2004(17)

4.9	Pledge Agreement dated May 10, 2004(17)

4.10	Registration Rights Agreement dated May 10, 2004(17)

4.11	Form of Common Stock Purchase Warrant dated April 5, 2006(20)

4.12	Form of Common Stock Purchase Warrant dated August 18, 2006‡

4.13	Registration Rights Agreement dated August 18, 2006‡

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(2)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(3)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(4)

10.5	Lease dated June 23, 2004 relating to certain property in Waltham, Massachusetts‡

10.6	1993 Stock Option Plan and Form of Stock Option Certificate(5)

10.7	1997 Directors’ Deferred Stock Plan(6)

10.8	1997 Stock Option Plan(6)

10.9	Amended and Restated 2001 Incentive Plan(23)

10.10	Stock Option Agreements with Steven M. Rauscher(7)

10.11	Employment Letter with Steven M. Rauscher(8)

10.12	Employment Letter with Stephen Cohen(8)

10.13	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(9)

10.14	Note Amendment and Exchange Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

10.15	Amendment to Employment Agreement dated as February 5, 2004 between Genome Therapeutics Corp. and Steven M. Rauscher(13)

10.16	Amendment to Employment Agreement dated February 5, 2004 between Genome Therapeutics Corp. and Stephen Cohen(13)

10.17	Employment letter with Gary Patou, M.D. dated January 11, 2004(13)

10.18	License and Option Agreement dated October 22, 2002 between Genesoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(13)*

10.19	Amendment No. 1 to License and Option Agreement dated November 21, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.20	Amendment to No. 2 to License and Option Agreement dated December 6, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.21	Amendment No. 3 to License and Option Agreement dated October 16, 2004 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.22	Genome Therapeutics Corp. Employee Stock Purchase Plan as amended through April 13, 2004(16)

10.23	Genome Therapeutics Corp. 2001 Incentive Plan as amended through April 13, 2004(16)

Exhibit No.	Description
10.24	Employment Letter with Dominick C. Colangelo dated January 3, 2005(14)

10.25	Co-Promotion Agreement dated April 11, 2005 between Auxilium Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corp.(15)*

10.26	Amendment No. 4 to License and Option Agreement dated March 31, 2005 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.(15)*

10.27	Form of Incentive Stock Option(18)

10.28	Form of Nonstatutory Stock Option(18)

10.29	Form of Restricted Stock Award(18)

10.30	Amended and Restated Employee Stock Purchase Plan (as amended through June 8, 2006)(23)

10.31	Amendment No. 5 to License and Option Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(21)

10.32	Assignment and Termination Agreement dated February 3, 2006 between Vicuron Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corporation(21)

10.33	Sublicensing and Distribution Agreement dated February 6, 2006 by and between Pfizer S.A. de C.V. and Oscient Pharmaceuticals Corporation*(21)

10.34	Form of Purchase Agreement dated April 5, 2006(20)

10.35	Amendment to Employment Agreement for Dominick C. Colangelo dated May 5, 2006(22)

10.36	Employment Agreement with Philippe M. Maitre dated May 5, 2006(22)

10.37	Amendment to Employment Agreement for Steven M. Rauscher dated May 12, 2006(22)

10.38	Amended and Restated Development, Licensing and Supply Agreement dated July 31, 2006 by and between Ethypharm S.A. and Reliant Pharmaceuticals, Inc.*(24)

10.39	Common Stock and Warrant Purchase Agreement dated July 21, 2006 by and between Oscient Pharmaceuticals Corporation and Paul Royalty Fund Holdings II(25)

10.40	Note Purchase Agreement dated July 21, 2006 by and between Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.41	Revenue Interests Assignment Agreement dated August 18, 2006 by and between Oscient Pharmaceuticals Corporation, Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.42	Supply, Distribution & Marketing Agreement by and between Oscient Pharmaceuticals Corporation, Abbott International LLC and Abbott Laboratories Ltd.*(25)

10.43	Amendment No. 7 to License and Option Agreement dated December 27, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*‡

10.44	License, Supply and Marketing Agreement dated December 28, 2006 by and between Oscient Pharmaceuticals Corporation and Menarini International Operation Luxembourg, S.A.*‡

12.1	Statement re: Computation of Ratios‡

21.1	Subsidiaries of the Registrant‡

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm‡

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

‡	Filed herewith.
*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 2-75230) dated December 8, 1981 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) dated April 1, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) on April 4, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K on June 5, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K on October 1, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 18, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) on December 15, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-116707) on June 21, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-118026) on August 9, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K on December 27, 2005 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-137596) on September 26, 2006 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K on April 12, 2006 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-138309) on October 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 1, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCIENT PHARMACEUTICALS CORPORATION

By:	/s/ STEVEN M. RAUSCHER
Steven M. Rauscher President and Chief Executive Officer

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. RAUSCHER Steven M. Rauscher	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ PHILIPPE M. MAITRE Philippe M. Maitre	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ DAVID K. STONE David K. Stone	Director and Chairman of the Board	March 14, 2007

/s/ GREGORY B. BROWN Gregory B. Brown	Director	March 14, 2007

/s/ WALTER FLAMENBAUM Walter Flamenbaum	Director	March 14, 2007

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	March 14, 2007

/s/ WILLIAM MATTSON William Mattson	Director	March 14, 2007

/s/ GARY PATOU Gary Patou	Director	March 14, 2007

/s/ WILLIAM S. REARDON William S. Reardon	Director	March 14, 2007

/s/ NORBERT G. RIEDEL Norbert G. Riedel	Director	March 14, 2007

/s/ JOHN E. VORIS John E. Voris	Director	March 14, 2007

OSCIENT PHARMACEUTICALS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for the each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oscient Pharmaceuticals Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” which requires the Company to recognize expense for all share-based payments based on their values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and out report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2007

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$38,196	$65,618
Marketable securities	—	2,696
Restricted cash	2,483	5,386
Interest receivable	228	461
Notes receivable	590	561
Accounts receivable (net of allowance for bad debts of $349 and $0 in 2006 and 2005, respectively)	11,937	6,206
Inventories	14,237	14,187
Prepaid expenses and other current assets	2,563	4,340

Total current assets	70,234	99,455

Property and Equipment, at cost:
Manufacturing and computer equipment	4,722	4,622
Equipment and furniture	1,159	1,160
Leasehold improvements	138	135

	6,019	5,917
Less—Accumulated depreciation	4,522	4,069

	1,497	1,848
Restricted cash	4,129	6,344
Long-term notes receivable	1,269	1,739
Other assets	4,074	4,573
Intangible assets, net	120,011	65,607
Goodwill	78,193	61,529

	$279,407	$241,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$38	$—
Accounts payable	10,402	6,447
Accrued expenses and other current liabilities	16,063	10,163
Current portion of accrued facilities impairment charge	2,182	2,175
Accrued restructuring charge	—	1,076
Clinical trial expense accrual	355	1,844
Deferred revenue	1,386	—

Total current liabilities	30,426	21,705

Long-term liabilities:
Long-term obligations, net of current maturities	234,186	175,060
Noncurrent portion of accrued facilities impairment charge	11,718	14,029
Other long-term liabilities	5,073	2,200

Commitments and Contingencies (Note 12)

Shareholders’ (Deficit) Equity:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—13,559 and 9,669 in 2006 and 2005, respectively	1,356	967
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and outstanding—none	—	—
Additional paid-in-capital	412,553	364,736
Accumulated deficit	(415,905)	(337,428)
Deferred compensation	—	(11)
Note receivable from officer	—	(163)

Total shareholders’ (deficit) equity	(1,996)	28,101

	$279,407	$241,095

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues (net):
Product sales	$38,244	$20,458	$4,067
Co-promotion	6,890	2,954	—
Biopharmaceutical/Other	1,018	197	2,546

Total net revenues	46,152	23,609	6,613
Costs and expenses:
Cost of product sales (1)	19,613	9,830	3,381
Research and development (1)	12,406	14,432	29,557
Selling and marketing (1)	69,211	74,931	34,826
General and administrative (1)	16,841	13,088	12,981
Write-off of in-process technology	—	—	11,704
Restructuring charge	—	—	4,780

Total costs and expenses	118,071	112,281	97,229

Loss from operations	(71,919)	(88,672)	(90,616)
Other (expense) income:
Interest income	2,995	3,400	2,424
Interest expense	(11,056)	(8,126)	(5,625)
Gain on sale of fixed assets	2	65	338
Income from sale of intellectual property	—	2,500	—
Gain on disposition of investment	1,617	2,162	—
Other income	63	43	—

Net other (expense) income	(6,379)	44	(2,863)

Loss from continuing operations before income tax	(78,298)	(88,628)	(93,479)
Provision for income tax	(179)	—	—

Net loss from continuing operations	(78,477)	(88,628)	(93,479)
Income from discontinued operations	—	35	208

Net loss	$(78,477)	$(88,593)	$(93,271)

Loss from continuing operations per common share:
Basic and diluted	$(6.58)	$(9.26)	$(10.61)

Income from discontinued operations per common share:
Basic and diluted	$—	$—	$—

Net loss per common share:
Basic and diluted	$(6.58)	$(9.26)	$(10.61)

Weighted average common shares outstanding:
Basic and diluted	11,925,485	9,568,598	8,793,731

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$67	$—	$—
Research and development	136	836	3,738
Selling and marketing	1,236	—	—
General and administrative	2,437	170	1,333

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Deferred Compensation	Note Receivable From Officer	Total Shareholders’ Equity (Deficit)	Comprehensive Loss
	Shares	$0.10 Par Value
Balance, December 31, 2003	3,935	393	185,482	(155,564)	(208)	(163)	29,940	(30,074)
Exercise of stock options	266	27	1,838	—	—	—	1,865	—
Issuance of stock under employee stock purchase plan	16	2	301	—	—	—	303	—
Sale of common stock, net of issuance costs of $7,336	2,100	210	80,654	—	—	—	80,864	—
Issuance of common stock related to merger with Genesoft	3,151	315	74,564	—	—	—	74,879	—
Exercise of stock warrants	7	1	194	—	—	—	195	—
Deferred compensation related to issuance and modification of stock options	—	—	457	—	(5,880)	—	(5,423)	—
Issuance of stock options to employees	—	—	444	—	—	—	444	—
Amortization of deferred compensation	—	—	—	—	5,071	—	5,071	—
Fair value of options & warrants issued in exchange of Genesoft options & warrants	—	—	19,533	—	—	—	19,533	—
Net loss	—	—	—	(93,271)	—	—	(93,271)	(93,271)

Balance at December 31, 2004	9,475	948	363,467	(248,835)	(1,017)	(163)	114,400	(93,271)
Exercise of stock options	174	17	854	—	—	—	871	—
Issuance of stock under employee stock purchase plan	20	2	415	—	—	—	417	—
Amortization of deferred compensation	—	—	—	—	1,006	—	1,006	—
Net loss	—	—	—	(88,593)	—	—	(88,593)	(88,593)

Balance at December 31, 2005	9,669	967	364,736	(337,428)	(11)	(163)	28,101	(88,593)
Exercise of stock options	90	9	157	—	—	—	166	—
Issuance of stock under employee stock purchase plan	79	8	732	—	—	—	740	—
Issuance of common stock in private placement	2,254	225	33,252	—	—	—	33,477	—
Issuance of common stock to Paul Capital	1,389	139	9,819	—	—	—	9,958	—
Issuance of restricted stock	78	8	(8)	—	—	—	—	—
Reversal of deferred compensation	—	—	(11)	—	11	—	—	—
Stock based compensation expense	—	—	3,876	—	—	—	3,876	—
Settlement of note receivable	—	—	—	—	—	163	163	—
Net loss	—	—	—	(78,477)	—	—	(78,477)	(78,477)

Balance at December 31, 2006	13,559	1,356	412,553	(415,905)	—	—	(1,996)	(78,477)

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Loss from continuing operations	$(78,477)	$(88,628)	$(93,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,158	5,411	5,420
Provision for excess and obsolete inventories	1,631	1,067	11
Provision for bad debts	349	—	—
Non-cash restructuring charge	—	—	1,976
Non-cash interest expense	1,468	1,557	1,145
Non-cash write-off of in process technology at merger	—	—	11,704
Gain on disposal of fixed assets	(2)	(65)	(338)
Gain on disposition of investment	(1,617)	(2,162)	—
Stock-based compensation	3,876	1,006	5,071
Changes in assets and liabilities, net of acquisition
Interest receivable	233	1,247	(1,570)
Accounts receivable	(6,080)	(1,983)	(3,365)
Inventories	(1,796)	(7,129)	(6,959)
Prepaid expenses and other current assets	1,901	5,350	(5,319)
Accounts payable	3,955	(2,633)	6,726
Accrued expenses and other liabilities	5,900	(4,678)	7,851
Clinical trial expense accrual	(1,489)	(941)	(867)
Deferred revenue	1,386	(1,302)	843
Accrued facilities impairment charge	(2,826)	(2,947)	(2,865)
Accrued restructuring charge	(1,076)	(1,143)	2,219
Accrued other long-term liabilities	1,869	993	1,207

Net cash used in operating activities	(63,637)	(96,980)	(70,589)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	(2,706)	(143,037)
Proceeds from maturities of marketable securities	2,696	94,694	55,824
Proceeds from disposition of investment	1,617	2,387	—
Purchases of property and equipment	(263)	(1,328)	(1,532)
Proceeds from sale of property and equipment	3	359	901
Decrease (increase) in restricted cash	5,118	5,246	(13,279)
(Increase) decrease in other assets	(329)	471	(4,238)
Proceeds from notes receivable	790	440	—
Issuance of notes receivable	(186)	(2,740)	—
Cash flow related to merger	—	—	(14,875)
Cash flows related to acquisition of ANTARA	(77,563)	—	—

Net cash (used in) provided by investing activities	(68,117)	96,823	(120,236)

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities:
Proceeds from private placement of common stock, net of issuance costs	33,477	—	—
Proceeds from issuance of stock in connection with acquisition of ANTARA, net of issuance costs	9,958	—	—
Proceeds from exercise of stock options	166	871	1,865
Proceeds from issuance of stock under the employee stock purchase plan	740	417	303
Proceeds from issuance of notes	20,000	—	152,750
Proceeds from assignment of revenue interest	40,000	—	—
Proceeds from sale of common stock, net of issuance costs	—	—	80,864
Proceeds from exercise of warrants	—	—	195
Payments on long-term obligations	(9)	(291)	(1,586)

Net cash provided by financing activities	104,332	997	234,391

Cash Flows from Discontinued Operations:
Operating cash flows	—	35	208

Total	—	35	208

Net (Decrease) Increase in Cash and Cash Equivalents	(27,422)	875	43,774
Cash and Cash Equivalents, beginning of year	65,618	64,743	20,969

Cash and Cash Equivalents, end of year	$38,196	$65,618	$64,743

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$6,053	$5,346	$2,348

Income tax paid during period	$25	$—	$18

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Deferred compensation related to unvested stock options at merger	$—	$—	$5,423

Note receivable and accrued interest forgiven at merger	$—	$—	$6,269

Issuance of common stock related to merger	$—	$—	$74,879

Issuance of options and warrants in exchange of Genesoft’s options and warrants	$—	$—	$19,534

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(1) Operations

The Company is a commercial-stage biopharmaceutical company marketing two U.S. Food and Drug Administration (FDA)-approved products with its national primary care sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules, and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. On August 18, 2006, the Company acquired the U.S. rights to ANTARA from Reliant Pharmaceuticals, Inc. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company began promoting ANTARA with its national sales force in late August 2006. The Company licenses the rights to ANTARA from Ethypharm S.A of France. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. FACTIVE was launched in the U.S. market in September 2004. Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease. With the acquisition of ANTARA, the Company has made the strategic decision to concentrate its financial resources on building its primary care business in the United States and is currently seeking to out-license, co-develop or sell its right to Ramoplanin to a partner.

As shown in the consolidated financial statements, at December 31, 2006, the Company has a total cash and cash equivalents balance of $44,808,000, which includes $6,612,000 in restricted cash, and an accumulated deficit of $415,905,000. Based on the Company’s available capital, current operating plan and management’s ability to manage expenses, the Company believes that the cash on hand as of December 31, 2006, is sufficient to fund continuing operations through at least January 1, 2008. The Company may seek to raise additional capital within the next 12 months through the sale of debt or equity securities. The Company’s ability to raise additional capital, however, will be heavily impacted by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE and ANTARA commercial programs as well as the Company’s progress in meeting its operational and financial objectives, acquiring, licensing or co-promoting an additional product and developing a partnership to advance the Ramoplanin clinical development program. Additional financing may not be available to the Company when needed, or, if available, may not be available on favorable terms. If the Company cannot obtain adequate financing on acceptable terms when such financing is required, the Company’s business will be adversely affected.

(2) Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Guardian II Acquisition Corporation, Collaborative Genetics, Inc., Collaborative Securities Corp. (a Massachusetts Securities Corporation), Oscient Pharmaceuticals U.K. Ltd., and GeneSoft Pharmaceuticals LLC. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, product revenues will continue to increase based on anticipated increased volume of prescriptions of ANTARA capsules and FACTIVE tablets, however the Company expects revenues derived from biopharmaceutical alliances will continue to decrease.

Although ANTARA revenue results are anticipated to be steady throughout the fiscal year, the Company expects demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Co-Promotion Revenue

On August 31, 2006, the Company and Auxilium mutually agreed to conclude the co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, are classified as co-promotion revenue in the Company’s consolidated statements of operations. Auxilium was obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeded a specified cumulative sales threshold, determined on an annual basis. The specific percentage was based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue was earned when TESTIM units were dispensed through patient prescriptions. There was no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the Company’s consolidated statements of operations. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by the Company’s sales force through August 31, 2006, which has been recognized as revenue during the year ended December 31, 2006.

Biopharmaceutical/Other Revenue

Prior to its merger with GeneSoft Pharmaceuticals, Inc. in 2004, the Company pursued biopharmaceutical revenues through alliance partnerships with pharmaceutical companies and through government grants. Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. The Company also maintained a

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

genomic services business. The Company has now shifted its focus to the development and commercialization of pharmaceutical products. The declining revenues and associated expenses for the genomics services business have been classified as discontinued operations in the accompanying consolidated financial statements.

Other revenues consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which range from eighteen months to twenty-four months. In addition, on August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue during the year ended December 31, 2006. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

(c) Sales Rebates, Discounts and Incentives

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

Product Returns

Factors that are considered in the Company’s estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and twelve months subsequent to the expiration date of its product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. At December 31, 2006 and 2005, the Company’s product return reserve was approximately $774,000 and $720,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of and December 31, 2006 and 2005, the balance of the cash discounts reserve was approximately $202,000 and $50,000, respectively. As of December 31, 2006, the significant change to the Company’s estimates in the periods presented is primarily attributable to the acquisition of the ANTARA product line.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Rebates

The liability for managed care and Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2006 and 2005, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE was approximately $2,994,000 and $381,000, respectively. Considering the estimates made by the Company, as well as estimates prepared by third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable. As of December 31, 2006, the significant change to the Company’s estimates in the periods presented is primarily attributable to the acquisition of the ANTARA product line.

Special Promotional Programs:

The Company has from time to time, offered certain promotional incentives to its customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Programs for FACTIVE

During the first and second quarters of 2006, the Company initiated three sample card programs whereby the Company offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, the Company was able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second and third sample card programs, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that the Company conducted in the first and second quarters of 2006. The first 2006 program expired on March 31, 2006, the second program expired on June 15, 2006 and the third program expired on September 30, 2006. There is no liability as of December 31, 2006 for these sample card programs.

Voucher Rebate Programs for FACTIVE

In 2006, the Company initiated six voucher rebate programs whereby the Company offered mail-in rebates and point-of-sale rebates to retail consumers. The Company has accounted for these programs in accordance with EITF No. 01-09. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that commenced in the first quarter of 2005 and the fourth quarter of 2005. The first program expired on June 30, 2006, the second and third programs expired on August 31, 2006, the fourth program expired on September 30, 2006, the fifth program expired on December 31, 2006 and the sixth program expires on April 30, 2007. As of December 31, 2006 and 2005, the balance of the liabilities for these voucher programs totaled approximately $452,000 and $105,000, respectively.

Voucher Rebate Programs for ANTARA

During the third and fourth quarters of 2006, the Company initiated two voucher rebate programs whereby the Company offered a point-of-sale rebate to retail consumers. The Company has accounted for this program in accordance with EITF No. 01-09. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

pharmaceutical companies. The first program expired on December 31, 2006 and the second program expires on July 31, 2007. As of December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $619,000.

(d) Clinical Trial Expense Accrual

The Company’s clinical development trials related to FACTIVE and Ramoplanin are primarily performed by outside parties. At the end of each accounting period, the Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company also adjusts these estimates when final invoices are received. For the fiscal years ended December 31, 2006 and 2005, the Company adjusted its accrual for clinical trial expenditures to reflect its most current estimate of liabilities outstanding to outside parties. However, the possibility exists that the timing or cost of the clinical trials might be longer or shorter and cost more or less than estimated and that the associated financial adjustments would be reflected in future periods.

(e) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE and ANTARA. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II. Guardian II granted Paul Capital a security interest in substantially all of its assets, including its accounts receivables, to secure its obligations to Paul Capital. See Note 13. Ongoing credit evaluations of customers are performed and collateral is generally not required. As of December 31, 2006 and 2005, the Company reserved approximately $39,000 and $0, respectively, for bad debts related to the sale of FACTIVE or ANTARA. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE and ANTARA. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2006, payments have generally been made in a timely manner. The Company also reserved $310,000 and $0, respectively, as of December 31, 2006 and 2005 related to other non trade receivables.

The following table represents accounts receivable (in thousands):

	December 31,
	2006	2005
Trade, net	$10,348	$3,170
Co-promotion	—	1,825
Other	1,589	1,211

Total	$11,937	$6,206

(f) Restricted Cash

In connection with the 3 1/2% convertible debt offering completed in May 2004, the Company was required to set aside cash in an amount equal to the first six semi-annual interest payments related to such debt. As of December 31, 2006, the Company’s restricted cash consists, in part, of the remaining semi-annual interest payment totaling approximately $2,673,000 which is payable on April 15, 2007. At December 31, 2006, the restricted cash balance related to the convertible debt offering is approximately $2,482,000 excluding accrued interest. In addition, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco facility and the Waltham facility expire on February 28, 2011 and March 31, 2012, respectively.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2006, the Company recorded approximately $188,000 with accumulated depreciation of $9,000 as a capital lease which is being depreciated using the straight-line method over the term of the lease and is being classified as computer equipment in the accompanying consolidated balance sheets.

Depreciation expense was approximately $781,000, $644,000 and $1,119,000 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

(h) Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form and work-in-process of approximately $6,223,000 and $9,770,000, and finished tablets of approximately $3,095,000 and $4,417,000, as of December 31, 2006 and 2005, respectively. For ANTARA, inventories consist of raw material and work-in-process of approximately $3,894,000, and finished capsules of approximately $1,027,000, as of December 31, 2006.

On a quarterly basis, the Company analyzes inventory levels, and provides a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off against the previously established reserves. At December 31, 2006 and 2005, there was approximately $1,091,000 and $2,072,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs and approximately $454,000 in ANTARA sample product to be used for ANTARA marketing programs at December 31, 2006. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of December 31
	2006	2005
Raw material	$4,488	$8,418
Work-in-process	5,628	1,352
Finished goods	4,121	4,417

Total	$14,237	$14,187

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(i) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive securities which consist of stock options, securities sold under the Company’s directors’ deferred stock plan, convertible notes, warrants and unvested restricted stock that are not included in net loss per share totaled 6,316,089, 4,826,615 and 4,665,067 shares of the Company’s common stock (prior to the application of the treasury stock method) during the years ended December 31, 2006, 2005 and 2004, respectively.

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

(k) Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” (SFAS No. 105) requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several unaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

Year-Ended December 31,	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C	D	E
2006	3	41%	31%	12%	*	*
2005	2	52%	29%	*	*	*
2004	4	17%	25%	*	21%	15%

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable.

As of December 31,	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C	D	E
2006	3	39%	34%	11%	*	*
2005	2	54%	27%	*	*	*

*	balance is less than 10%

To date, the Company has not written off any significant customer accounts receivable balances.

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

In connection with financing the acquisition of ANTARA, the Company recognizes embedded derivative instruments related to a put/call liability in the consolidated financial statements at fair value. Changes in the fair value are recorded in the consolidated statements of operations.

(n) Reclassifications

The Company has reclassified certain prior-year information to conform with the current year’s presentation. The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in prior periods was reported on a combined basis as a single amount.

(o) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $3,260,000, $7,666,000 and $5,921,000 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

(p) Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In 2006, 2005 and 2004, the net loss of approximately $78,477,000, $88,593,000 and $93,271,000 is equal to the comprehensive net loss.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(q) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and the chief financial officer. All of the Company’s assets are located in the United States. Approximately 92% of the Company’s product revenues are generated from customers based in the United States.

Prior to the sale of the genomics services segment in 2003, the Company had viewed its operations and managed its business as principally two operating segments: genomics services and biopharmaceutical. In 2004, the Company exited the genomics services segment, merged with Genesoft and launched FACTIVE on September 9, 2004. On August 18, 2006, the Company acquired the U.S. product rights of ANTARA. As a result, the Company believes it operates in one segment called biopharmaceutical. Product sales and the financial information disclosed herein represent all of the material financial information related to the Company’s one operating segment. In addition, in the fourth quarter of 2004, the Company reclassified all periods to present the revenues and expenses associated with the genomics business as discontinued operations as the Company no longer had significant involvement in the cash flows of this business.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded.

As December 31, 2006, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

(s) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by its estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under the Company’s employee stock purchase plan. Results for prior periods are not restated.

Prior to January 1, 2006, the Company followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148) and adopted the disclosure-only provisions of SFAS No. 123. In addition, the Company applied the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25 and related interpretations, in accounting for its stock-based compensation plans for awards to employees, rather than the alternative fair value accounting method provided for under SFAS No. 123. Under APB No. 25, when the exercise price of options granted under the plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18), the Company records compensation expense equal to the fair value of options granted to non-employees over the period of service, which is generally the vesting period. The Company generally used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123R, the Company’s consolidated net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss as reported	$(88,593)	$(93,271)
Add: Share-based employee compensation cost, included in the determination of net loss as reported	1,006	5,071
Less: Total share-based compensation expense determined under the fair value method for all employee awards	(7,231)	(10,768)

Pro forma net loss	$(94,818)	$(98,968)

Basic and diluted net loss per share
As reported	$(9.26)	$(10.61)

Pro forma	$(9.91)	$(11.25)

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The adoption of SFAS No. 123R increased the Company’s year ended December 31, 2006 operating loss, net loss, and cash flows used in operating activities by $3,829,000 and basic and diluted net loss per share by $0.32. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

	Year Ended December 31,
	2006	2005	2004
Expected volatility	52.14 – 62.18%	48.35 – 53.13%	81%
Risk-free interest rate	4.35 – 5.07%	3.71 – 4.45%	2.85 – 4.88%
Expected life (years)	5.55 – 6.25	5.00	5.00
Expected dividend	—	—	—

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

Expected volatility is determined exclusively based on historical volatility data of the Company’s common stock from the period of time beginning with the Company’s merger with Genesoft in February 2004 and other factors through the month of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company has not paid and does not anticipate paying cash dividends, therefore the expected dividend yield is assumed to be 0%.

The total compensation cost that has been charged to income for the year ended December 31, 2006 was approximately $3,876,000. The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company estimates forfeitures based on historical data, adjusted for known trends, calculated with the assistance of the independent third party. The Company has applied an annual forfeiture rate of 19.03% to options in calculating total recognized compensation cost as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $7.36, $9.60 and $27.84, respectively. For the year ended December 31, 2006, the Company granted 243,644 in stock options with a weighted average exercise price of $13.49. For the year ended December 31, 2005, the Company granted 536,250 in stock options with a weighted average exercise price of $19.92.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2006, 2005 and 2004 the total intrinsic value of options exercised was $754,000, $2,842,000 and $8,025,000, respectively. The total amount of cash received from exercise of these options during the years ended December 31, 2006 and 2005 was $166,000 and $871,000, respectively.

The total fair value of shares vested during 2006, 2005 and 2004 was $1,256,000, $2,092,000 and $14,580,000, respectively.

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

A summary of activity related to restricted stock under the Option Plans as of December 31, 2006, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	81	$13.39
Vested	(24)	5.81
Forfeited	(7)	$14.45

Nonvested at December 31, 2006	50	$16.82

As of December 31, 2006, there was approximately $5,207,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1 year. The Company expects approximately 317,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(t) Recent Accounting Pronouncements

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

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is in the process of studying the impact of this interpretation on the Company’s financial accounting and reporting.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.

(3) Acquisition of ANTARA

On August 18, 2006, the Company acquired the rights to ANTARA in the United States from Reliant Pharmaceuticals in a transaction being accounted for as an acquisition of a business in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141) and accordingly, allocated the purchase price of ANTARA based upon the estimated fair value of net assets acquired and liabilities assumed. The Company has performed a preliminary valuation study to determine the allocation of the estimated purchase price of the ANTARA acquisition among the tangible and intangible assets acquired as well as their estimated amortization period. The study was performed by a third party and is unaudited. The estimated useful life of the intangible assets is assumed to be fourteen years which was based upon the remaining life of the patents covering ANTARA, the regulatory barriers to competition, and management’s knowledge of existing competitors research activities. The Company has completed an analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3).

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimate of the allocation of purchase price:
Inventories	$4,344
Prepaid expenses	2,656
Intangible assets	60,780
Goodwill	16,783

Total assets acquired	84,563
Liabilities assumed	(1,427)

Net assets acquired	$83,136

Consideration and direct transaction costs:
Cash	$82,376
Estimated direct transaction costs	760

Total purchase price	$83,136

The following table presents the estimate of the fair value of the intangible assets acquired, their estimated useful lives and amortization expense (in thousands, except estimated useful lives data):

Intangible assets	Fair value of intangibles	Estimated life (in years)	Amortization for the year ended December 31, 2006
License Agreement	$58,900	14	$1,560
Manufacturing Relationship	1,880	14	50

Total	$60,780		$1,610

The following table presents the estimated amortization of the intangible assets acquired (in thousands):

2006	$1,610
2007	4,341
2008	4,341
2009	4,341
2010-2020	46,147

Total	$60,780

The valuation of the purchased intangible assets of $60,780,000 was based on the result of a valuation using the income approach and applying a weighted average cost of capital of 17%. On an ongoing basis, the Company will evaluate the useful life of these intangible assets and determine if any competitive, governmental or regulatory event has impaired the value of the assets or modified their estimated useful lives.

Supplemental Pro Forma Information

ANTARA’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on August 18, 2006. In the following table, the unaudited pro forma combined condensed statements of operations for 2006 and 2005 gives effect to the acquisition of ANTARA as if the acquisition of ANTARA had occurred on January 1, 2006 and 2005, respectively.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

	Year ended December 31,
	2006 (Actual)	2006 (Pro forma)	2005 (Actual)	2005 (Pro forma)
Revenue	$46,152	$70,242	$23,609	$47,302
Total costs and expenses	118,071	153,136	112,281	195,310
Net loss	$(78,477)	$(89,452)	$(88,593)	$(147,929)
Weighted average number of shares—basic and diluted	11,925	12,797	9,569	10,957
Net loss per share	$(6.58)	$(6.99)	$(9.26)	$(13.50)

(4) Reverse Stock Split

Pursuant to an Amendment to the amended and restated articles of organization, the Company effectuated on November 15, 2006, a one-for-eight reverse stock split of its issued and outstanding common stock, par value $0.10 per share and maintained the number of authorized shares of its common stock at 175,000,000. As a result of the reverse stock split, each eight shares of common stock issued and outstanding as of November 15, at the close of business, were automatically combined into and became one share of common stock. In cases in which the reverse stock split results in any shareholder holding a fraction of a share, such fractional share was rounded up to the nearest whole number.

Immediately after giving effect to the reverse stock split, the Company had approximately 13,552,125 shares of common stock outstanding (without giving effect to rounding due to fractional shares). The reverse stock split did not change the number of authorized shares of common stock, alter the par value of the common stock or modify any voting rights or other terms of the common stock. As a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, Company stock options and warrants outstanding immediately prior were automatically proportionally adjusted, based on the one-for-eight reverse stock split ratio, in accordance with the terms of such options or warrants, as the case may be. All share and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(5) Merger with GeneSoft Pharmaceuticals, Inc. and Sale of Common Stock

On February 6, 2004, the Company completed its acquisition of 100% of Genesoft, a privately-held company located in South San Francisco, California pursuant to which, among other things, the Company acquired the rights to commercialize FACTIVE as the Company focused on expanding the business in the primary care physician market in the United States. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and accordingly, allocated the purchase price of Genesoft based upon the estimated fair value of net assets acquired and liabilities assumed. The purchase price of approximately $110 million was paid by the issuance of approximately 3,150,000 shares of the Company’s common stock to existing Genesoft common stockholders and promissory note holders and the issuance of options to purchase approximately 425,000 shares for Genesoft stock options and warrants assumed in the merger. In connection with the merger, the Company assumed approximately $22 million in Genesoft debt, through the issuance of 5%

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

convertible promissory notes. Such notes are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006.

Concurrent with the merger, the Company sold 2.1 million shares of its common stock at $42 per share resulting in net proceeds received of approximately $81 million.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets, which has completed its report. The Company has completed its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3. The Company has finalized the purchase price allocation by completing analysis of its assumed liabilities and other relevant information relating to the acquisition. The final purchase price allocation is presented below (in thousands):

Assets:
Current Assets	$6,684
Property & Equipment	263
Intangible Assets Subject to Amortization	74,675
Restricted Cash	3,697
In-Process Research & Development	11,704
Goodwill	62,495

Total Assets Acquired	$159,518

Liabilities:
Current Liabilities	$5,199
Long-Term Liabilities	22,310
Accrued Facility Costs	21,617

Total Liabilities Assumed	$49,126

Net Assets Acquired	$110,392

The valuation of the purchased intangible assets of $74.7 million was based on the result of a valuation using the income approach and applying risk-adjusted discount rates between 15% and 22%. The valuation of purchased intangible assets includes the license to Genesoft’s lead product and developed technology, FACTIVE, valued at $69.5 million. FACTIVE is an orally administered, broad-spectrum fluoroquinolone antibiotic which was approved by the FDA for the treatment of acute bacterial exacerbation of chronic bronchitis and community- acquired pneumonia of mild to moderate severity. The valuation of purchased intangible assets also includes the value of a manufacturing and supply agreement for FACTIVE with a third party of $5.2 million.

At the time of acquisition, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. The adjustment was recorded as an additional cost of the acquired company. In 2006 and 2005, in accordance with EITF No. 95-3, the Company made adjustments to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

of approximately $119,000 and $734,000, respectively. The adjustment was recorded as a reduction to goodwill. In 2004, the Company paid approximately $1,419,000 against the 2004 accrual for termination benefits.

The following tables display the restructuring liability activity recorded related to the Genesoft acquisition (in thousands):

	Year Ended December 31, 2006
	Balance at December 31, 2005	Liability Adjustment	Cash Payments	Interest Accretion	Balance at December 31, 2006
Assumed facility lease liability	$16,204	$(119)	$(2,825)	$640	$13,900

	Year Ended December 31, 2005
	Balance at December 31, 2004	Liability Adjustment	Cash Payments	Interest Accretion	Balance at December 31, 2005
Assumed facility lease liability	$19,375	$(734)	$(3,179)	$742	$16,204

In addition, the Company recorded interest expense of approximately $640,000, $742,000 and $623,000 in 2006, 2005 and 2004, respectively, in connection with the amortization of the discount related to the facility lease liability. The Company recorded the lease liability at its net present value and, accordingly, the Company recorded interest expense associated with the amortization of this discount.

Additionally, the Company recorded approximately $5,423,000 of deferred compensation related to the intrinsic value of unvested options issued in exchange for options assumed in the merger in 2004. The Company recorded approximately $836,000 and $4,587,000 in amortization of deferred compensation in 2005 and 2004, respectively, in connection with the merger. The deferred compensation related to the options assumed in the merger was fully amortized as of December 31, 2005.

Supplemental Pro Forma Information:

Genesoft’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on February 6, 2004. The unaudited pro forma combined condensed statement of operations for 2004 gives effect to the acquisition of Genesoft as if the acquisition of Genesoft had occurred on January 1, 2004.

The pro forma statements of operations are based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Genesoft acquisition is being accounted for using the purchase method of accounting (in thousands, except per share data).

	Year Ended December 31,
	2004 (Actual)	2004 (Pro forma) (unaudited)
Revenue	$6,613	$7,046
Total costs and expenses	97,229	99,994
Net loss	$(93,271)	$(95,732)
Weighted average number of shares—basic and diluted	8,794	8,794
Net loss per share	$(10.61)	$(10.89)

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(6) Restructuring Plans

In the fourth quarter of 2004, the Company relocated its corporate headquarters from a facility in Waltham, Massachusetts to a different facility in Waltham, Massachusetts. The Company completed the relocation to obtain administrative space that was needed to support the launch of FACTIVE. The abandonment of the former corporate headquarters was accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Accordingly, the Company recorded a restructuring charge of approximately $4,780,000 which was comprised of $2,780,000 related to the remaining facility costs that continued to be incurred through the lease expiration date on November 15, 2006, net of expected sublease payments and $2,000,000 for the write-off of the net book value of the leasehold improvements at the abandoned facility. Upon expiration of the lease, the Company recognized additional expense of $124,000 and has no remaining liability as of December 31, 2006.

The following tables summarize the restructuring activity during 2006 and 2005 (in thousands):

	Year Ended December 31, 2006
	Balance at December 31, 2005	Cash Payments	Balance at December 31, 2006
Restructuring facility lease liability	$1,076	$(1,076)	$—

	Year Ended December 31, 2005
	Balance at December 31, 2004	Cash Payments	Balance at December 31, 2005
Restructuring facility lease liability	$2,219	$(1,143)	$1,076

(7) Sale of Genomics Services and Intellectual Property

(a) Sale of Genomics Services—Discontinued Operation

On March 14, 2003, the Company completed the sale of its genomics services business to Agencourt Bioscience Corporation (Agencourt). As part of the Asset Purchase Agreement (the Agreement), the Company transferred its gene sequencing operations, including both commercial and government customer contracts and certain personnel and equipment, to Agencourt in exchange for an up-front cash payment of $200,000 and shares of Agencourt common stock. The Company was to receive royalties on gene sequencing revenue earned by Agencourt that is related to the transferred business for a period of two years after the date of sale. The Company retained the right to its PathoGenome™ Database, including all associated intellectual property, subscriptions and royalty rights on products developed by subscribers.

During the year ended December 31, 2005, the Company received approximately $2,388,000 in exchange for 500,000 shares of Agencourt Bioscience Corporation (Agencourt) common stock when Agencourt was acquired by Beckman Coulter. The Company received the original 500,000 shares as part of the sale of the genomics services business in 2002 to Agencourt. In connection with the receipt of these funds, the Company recorded a gain on the sale of the stock of approximately $2,162,000 during the year ended December 31, 2005. During the year ended December 31, 2006, the Company received approximately $1,617,000 in exchange for 121,150 shares of Agencourt Personal Genomics Bioscience related to the merger with Applera Corporation. The Company received the original 121,150 shares as part of the sale of the genomics services business in 2002 to Agencourt. The Company recorded a gain on disposition of the investment of $1,617,000 for the year ended December 31, 2006. In addition, the Company may receive additional funds through 2008 based on milestones achieved by Agencourt.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The cash flows from the genomics services group were no longer significant during the quarter ended December 31, 2004 and therefore were eliminated from the ongoing operations of the Company as a result of the disposal transaction. As a result, the genomics services business is considered to be a “discontinued operation” as defined by SFAS No. 144. Accordingly, during the fourth quarter of 2004, the Company presented the revenues and associated expenses as a discontinued operation as the Company no longer has significant involvement in the cash flows of this business.

(b) Sale of Intellectual Property

During the year ended December 31, 2005, the Company recorded income from sale of intellectual property of $2,500,000, due to the sale of intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth Pharmaceuticals, which was recorded as income from sale of intellectual property in the accompanying consolidated statement of operations for the year ended December 31, 2005.

(8) Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
Goodwill	$78,193	$61,529
License Agreement, net	113,925	61,019
Manufacturing Relationship, net	6,086	4,588

Total	$198,204	$127,136

(a) Goodwill

The Company’s goodwill relates to the acquisition of Genesoft, which occurred in February 2004 and totaled approximately $62,495,000, and the product acquisition of ANTARA, which occurred in August 2006 and totaled approximately $16,783,000. During 2006 and 2005, the Company recorded a reduction to goodwill associated with Genesoft of approximately $119,000 and $734,000, respectively primarily related to additional sublease income related to the South San Francisco facility. As of December 31, 2006, the Company does not believe that its goodwill is impaired. No amount of the goodwill balance at December 31, 2006 will be deductible for income tax purposes.

(b) Intangible Assets

As of December 31, 2006, intangible assets consist of the following (in thousands):

Asset Classification	Cost	Accumulated Amortization	Net
License Agreement	$128,352	$(14,427)	$113,925
Manufacturing Relationship	7,103	(1,017)	6,086

Total	$135,455	$(15,444)	$120,011

The FACTIVE and ANTARA intangible assets are amortized on a straight-line basis over the remaining legal life of the underlying patents of approximately 15.7 and 14.0 years respectively, which also corresponds to the estimated useful life of such assets. The weighted average amortization period for the license agreement is

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

approximately 14.9 years and the weighted average amortization period for the manufacturing relationship is approximately 15.2 years, respectively. During 2006, 2005 and 2004, the Company recorded approximately $6,376,000, $4,767,000 and $4,302,000 of amortization expense, respectively.

The remaining amortization in future periods is as follows (in thousands):

Year-Ending December 31,
2007	$9,108
2008	9,108
2009	9,108
2010	9,108
2011	9,108
Thereafter	74,471

Total	$120,011

(9) Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). At December 31, 2006 and 2005, the Company held cash and cash equivalents. At December 31, 2005, the Company’s investments included short-term marketable securities, most of which were classified as held-to-maturity, as the Company had the positive intent and ability to hold these securities to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investment securities with original maturities of greater than 90 days. Cash equivalents are carried at cost, which approximates fair value. Marketable securities that are classified as held-to-maturity are recorded at amortized cost, which approximates fair value. At December 31, 2006, cash and cash equivalents consisted of money market funds. At December 31, 2005, cash and cash equivalents consisted of money market funds and commercial paper and marketable securities consisted of corporate obligations. At December 31, 2006, the Company did not hold investments, and as a result, had no net unrealized loss. At December 31, 2005, the average maturity of the Company’s investments was approximately 0.9 months, respectively, and as a result of holding investments, it had a net unrealized loss of approximately $1,000, respectively, which is the difference between the amortized cost and the fair value of the held-to-maturity investments related to well capitalized corporations. The fair value of the Company’s cash equivalents and marketable securities is determined based on market value.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006 and 2005, the Company’s cash and cash equivalents and investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Cash and Cash Equivalents:
Cash	$35,222	$—	$—	$35,222
Money market funds	2,974	—	—	2,974

Total cash and cash equivalents	$38,196	$—	$—	$38,196

December 31, 2005
Cash and Cash Equivalents:
Cash	$43,069	$—	$—	$43,069
Money market funds	11,326	—	—	11,326
Commercial paper	11,223	4	—	11,227

Total cash and cash equivalents	$65,618	$4	$—	$65,622

Marketable Securities (held-to-maturity):
Short-term corporate obligations	$2,696	$—	$(1)	$2,695

Total short-term marketable securities	$2,696	$—	$(1)	$2,695

(10) Notes Receivable

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was issued notes by the lessor totaling approximately $2,926,000 related to the repayment of security deposits made by the Company. The notes bear interest at rates ranging from 5.5% to 7.75% and have expiration dates ranging from February 2008 to November 2008. Principal and interest are repaid by the lessor to the Company over the 36 month lease term as lease payments are made on the vehicles.

(11) Income Taxes

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

At December 31, 2006, the Company had net operating loss carryforwards of approximately $440,440,000 and $329,386,000 available to reduce federal and state taxable income, respectively, if any. The Company also had tax research credit carryforwards of approximately $16,726,000 to reduce federal and state income tax, if any. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. Additionally, certain losses have begun to

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

expire due to the limitations of the carryforward. The net operating loss and tax credit carryforwards expire approximately as follows (in thousands):

Expiration Date	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Research Tax Credit Carryforwards
2007	$2,206	$31,825	$84
2008	2,616	28,551	24
2009	1,038	73,384	8
2010	—	92,402	21
2011	—	69,402	691
2012-2026	434,540	33,822	15,898

	$440,400	$329,386	$16,726

The components of the Company’s net deferred tax asset at the respective dates are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$163,368	$138,955
Research and development credits	14,966	17,148
Investment tax credits	—	75
Capitalized research and development costs	7,180	8,262
Depreciation	996	1,625
Facility impairment liability related to merger	5,343	6,879
Sale reserves and allowances	2,582	467
Intangible assets acquired at merger	(23,390)	(25,278)
Other Intangibles	(209)	—
Restructuring liabilities	—	(414)
Deferred compensation	2,067	1,136
Accrued expenses	2,053	1,035
Other temporary differences	2,330	756

Net deferred tax asset	177,286	150,646
Valuation allowance	(177,465)	(150,646)

Net deferred tax liability	$(179)	$—

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets. The valuation allowance increased by approximately $26,819,000 from December 31, 2005 to December 31, 2006, primarily due to the increase in net operating loss carryforwards.

The acquisition of the ANTARA assets from Reliant was deemed to be a taxable acquisition. As such, the goodwill is tax deductible. The Company accounts for goodwill pursuant to SFAS No. 142 and as of December 31, 2006, the Company has not taken an impairment charge. Therefore, the tax amortization expense generated a deferred tax liability without the ability to recognize an equal amount of deferred tax asset due to the determination that a valuation allowance is required on its gross deferred tax assets.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(12) Commitments and Contingencies

(a) Lease Commitments

During 2004, the Company moved from its former headquarters in Waltham, Massachusetts, which had approximately 81,000 square feet to a new facility in Waltham, Massachusetts. The Company’s new headquarters of approximately 36,000 square feet is under an operating lease which expires on March 31, 2012 and includes an option to renew for an additional five years. The rent payments under the Company’s headquarters lease include lease escalation clauses. In addition, for the months of November and December in 2006 and 2007, total rental payments are abated by approximately $121,000 and $131,000, respectively. The rent differential related to the rent holidays and escalation provisions have been accounted for as deferred rent. The Company assumed a lease obligation in South San Francisco, California when it merged with Genesoft. The leased space is approximately 68,000 square feet and the lease expires on February 28, 2011. A portion of the old headquarters in Waltham, Massachusetts and the facility in South San Francisco, California have been subleased to third parties in 2006 and 2005. The Company’s lease obligation on the former headquarters in Waltham, Massachusetts expired on November 15, 2006.

The future minimum lease payments under the operating leases at December 31, 2006 are as follows (in thousands):

Year-Ending December 31,	Restructuring/Impaired Facilities	Headquarter Facility
2007	$4,366	$732
2008	4,519	906
2009	4,677	936
2010	4,821	978
2011	807	978
Thereafter	—	245

Total	$19,190	$4,775

Rent expense relating to the Company’s headquarters in each of the years ended 2006 and 2005 amounted to approximately $833,000 and rent expense in 2004 amounted to approximately $347,000. Rent payments for facilities accounted for in the restructuring and facility impairment accruals amounted to $5,255,000 and $5,204,000 in 2006 and 2005, respectively. Rental payments from subleasing arrangements were approximately $3,922,000 and $3,571,000 in 2006 and 2005, respectively and were accounted for as part of the Company’s restructuring and impairment accruals. The aggregate minimum amount of rental payments to be received in future periods from existing contracted subleasing arrangements is approximately $2,070,000 as of December 31, 2006.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(13) Long-term Obligations

Long-term obligations consist of the following (in thousands):

	As of December 31,
	2006	2005
3 1/2% Senior convertible promissory notes	$152,750	$152,750
5% Convertible promissory notes	22,310	22,310
Revenue interest assignment	38,995	—
12% Senior secured note	20,000	—
Capital lease	169	—

	234,224	175,060
Less—current portion of capital lease	38	—

	$234,186	$175,060

(a) Debt Obligations

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which are being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, which are classified as restricted cash on the December 31, 2006 and 2005 accompanying consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

On February 6, 2004, in connection with the merger with Genesoft, the Company issued $22,309,647 in principal amount of 5% convertible promissory notes due in February 2009. These notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. In addition, the Company has the right to force conversion if the price of its common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 601,693 shares of the Company’s common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holders by Genesoft.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(b) Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, the Company, together with its wholly-owned subsidiary Guardian II Acquisition Corporation (“Guardian II”) (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), including the Revenue Interest Assignment Agreement, and the Note Purchase Agreement, presented under long term debt, and the Common Stock and Warrant Purchase Agreement, presented in equity, in consideration for an aggregate amount of $70 million.

Revenue Interests Assignment Agreement

The Company and Guardian II entered into the Revenue Interests Assignment Agreement (the “Revenue Agreement”), pursuant to which the Company sold to Paul Capital the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE starts each fiscal year as a high single digit royalty rate and declines to a low single digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through December 31, 2006, the Company has paid approximately $1,377,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS No. 133). This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of December 31, 2006, no gain or loss has been recorded.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, the Company and Guardian II have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to Paul Capital by fifty percent (50%) by paying Paul Capital a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, the Company and Guardian II have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return.

Note Purchase Agreement

Guardian II entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note (the “Note”), due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the Note at the time, and (ii) the Company issues to Paul Capital, at the time of the exercise of such option, a warrant for such number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. If the Company exercises such option, the number of shares subject to the warrant issuable to Paul Capital would be between 288,018 shares and 367,529 shares, depending upon the amount, if any, of the interest payable on the Note the Company elects to have added to the principal of the Note rather than paid in cash as described below.

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note shall become immediately due and payable.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, the Company has agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

Pursuant to the terms of the Revenue Agreement and the Note Purchase Agreement, Guardian II and Paul Capital entered into a Security Agreement (the “Security Agreement”) under which Guardian II granted to Paul Capital a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under each of the Revenue Agreement, the Note Purchase Agreement and the Note. To the extent the indebtedness under certain of its pre-existing debt obligations is refinanced or replaced and such replacement or refinancing indebtedness is secured, the Company has agreed to equally and ratably secure its obligations under the Revenue Agreement.

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

$7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash.

The following table presents future maturities of debt (in thousands):

Year-Ending December 31,
2007	$38
2008	38
2009	22,348
2010	20,038
2011	152,767
Thereafter	38,995

Total	$234,224

(14) Stockholders Equity

(a) Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under the 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of December 31, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. Generally, options granted to employees vest based on service conditions over a two to four year time period and options granted to non-employees vest based on service conditions over a one to three year time period, all of which have graded vesting. In addition, the requisite service period is generally equal to the vesting terms. All options granted to both employees and non-employees have a contractual term of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. Certain option awards provide for accelerated vesting if there is a change in control. As of December 31, 2006, 1,790,842 shares were authorized and 754,392 shares were available under the 2001 Incentive Plan for future issuance. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock.

The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The most recently completed offering period began July 1, 2006 and ended on December 31, 2006; therefore, July 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

issued. At the end of the offering period, the Company adjusts the estimated contributions to actual. Under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP, as the ESPP was determined to be noncompensatory. Upon adoption of SFAS No. 123R, the Company began recording stock-based compensation expense related to the ESPP. As of December 31, 2006, 281,250 shares were authorized and 12,039 shares were available for future issuance under this plan.

In December 2005, in accordance with transition guidance issued by the Internal Revenue Code in connection with Section 409A, the Company approved a plan to cancel the outstanding discounted stock options and issue replacement options with an exercise price equal to the current fair market value of the Company’s common stock. The replacement options were not discounted and therefore not subject to the additional taxes imposed by Section 409A. Because the replacement options have a higher exercise price than the canceled discounted options, a cash payment in an amount equal to the aggregate spread between the two exercise prices, as well as an amount to cover the tax payable in respect of such payment, has been made to each affected optionee. The cash payments under this plan totaled approximately $65,000 and has been accounted compensation expense. The Company does not anticipate issuing discounted stock options as part of employee compensation in the future.

Deferred compensation is recorded in an amount equal to the excess of the fair market value per share over the exercise price times the number of options or shares granted. Deferred compensation is amortized on a straight-line basis over the vesting period of the underlying awards. The Company recorded amortization of deferred compensation related to employee stock-based awards of $1,006,000 and $5,071,000 for the years ended December 31, 2005 and 2004, respectively.

A summary of activity related to stock options under the Option Plans as of December 31, 2006, 2005 and 2004 and changes during the respective years ended is presented below (in thousands, except weighted average data):

	Number of Shares (in thousands)	Exercise Price Range	Weighted Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2003	506	$0.80-399.28	$47.52
Granted	368	11.68-53.84	38.64
Exchanged upon merger	414	0.56-23.52	2.88
Exercised	(266)	0.56-47.28	7.04
Canceled	(67)	4.08-399.28	52.24

Outstanding, December 31, 2004	955	$0.56-221.28	$35.76
Granted	536	13.76-28.80	19.92
Exercised	(173)	0.56-18.40	3.60
Canceled	(211)	1.92-172.72	39.28

Outstanding, December 31, 2005	1,107	$0.56-221.28	$32.49
Granted	244	$5.00-18.12	13.49
Exercised	(89)	4.06-17.92	1.89
Canceled	(275)	1.18-172.75	30.31

Outstanding, December 31, 2006	987	$3.07-265.72	$31.18	7.55	$36.00

Exercisable, December 31, 2006	596	$3.07-265.72	$38.64	6.84	$36.00

Exercisable, December 31, 2005	575	$0.56-221.28	$38.32

Exercisable, December 31, 2004	590	$0.56-221.28	$34.72

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The range of exercise prices for options outstanding and options exercisable under the Option Plans at December 31, 2006 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 3.07 – 4.61	6.22	21	$3.51	21	$3.51
$ 4.61 – 6.91	9.16	19	6.01	4	5.49
$ 6.91 – 10.37	8.18	77	9.37	28	9.14
$ 10.37 – 15.55	8.62	270	14.50	117	14.34
$ 15.55 – 23.33	8.26	149	20.23	92	20.84
$ 23.33 – 34.99	7.71	153	26.45	79	26.14
$ 34.99 – 52.49	6.98	190	42.35	152	42.43
$ 52.49 – 78.73	5.22	27	59.26	22	60.50
$ 78.73 – 118.10	3.86	79	112.42	79	112.42
$118.10 – 177.15	3.61	2	160.18	2	160.18

Total	7.55	987	$31.18	596	$38.64

(b) Sale of Common Stock

On April 11, 2006, the Company completed a private placement of its common stock with institutional investors and other accredited investors. The Company sold an aggregate of 2,254,402 shares of its common stock at a price of $15.44 per share and warrants to purchase up to 1,149,745 shares of common stock at a price of $1.00 per warrant. The warrants have an exercise price of $17.76 per share and a term of five years.

(c) Warrants

As of December 31, 2006 and 2005, the Company had warrants outstanding for the purchase of 1,836,684 shares of common stock at exercise prices ranging from $6.94 – $90.64 in 2006, and 392,864 shares of common stock at exercise prices ranging from $26.96 – $90.64 in 2005, as adjusted for the reverse stock split effectuated by the Company on November 15, 2006. These warrants are fully vested at December 31, 2006 and are as follows (in thousands, except exercise price data):

Warrants Outstanding	Exercise Price	Expiration
319	$27.84	October 15, 2008
74	$26.96	December 31, 2008
1,150	$17.76	April 11, 2011
6	$90.64	June 13, 2011
288	$6.94	August 18, 2013

(d) Note Receivable from Officer

In March 2001, the Company loaned $163,000 to an officer of the Company to allow him to pay income tax liabilities associated with a restricted stock grant of 3,000 shares. The loan carried an interest of 4%. The principal amount of the note was non-recourse as it was secured only by the 3,000 shares of restricted stock. The interest portion of the loan was full-recourse as it was secured by the officer’s personal assets. The officer paid the Company approximately $41,000 for interest due to the Company pursuant to the loan. Pursuant to the terms of the note, the note came due on December 31, 2006, at which point the officer transferred the 3,000 shares of restricted stock to the Company as payment in full of all principal outstanding under such loan.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(e) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2006 consists of the following (in thousands):

Stock option and incentive plans	1,791
Employee stock purchase plan	12
Warrants	1,837
Conversion of convertible notes	3,359

Total	6,999

(15) Incentive Savings 401(k) Plan

The Company maintains an incentive savings 401(k) plan (the 401(k) Plan) for the benefit of all employees. The Company matches 50% of the first 6% of salary, which for 2006 was limited to the first $220,000 of annual salary. The Company contributed approximately $356,000, $183,000 and $167,000 to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

(16) Supply Agreement for FACTIVE

The Company licenses from LG Life Sciences the right to develop and commercialize gemifloxacin, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether the Company obtains patent extensions and the timing of its commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of its anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in its territory; provided, that LG Life Sciences has the right to co-promote the product in the U.S., on terms to be negotiated, commencing in 2008 and for periods thereafter, in which case the Company’s royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2006 as further described below, LG Life Sciences’ right to co-promote in the U.S. will terminate upon the Company reaching a certain level of sales.

The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. The Company is also obligated to make aggregate milestone payments of up to $40 million to LG Life Sciences (including milestone payments required by the amendments described below) upon achievement of additional regulatory approvals and sales thresholds.

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. As part of the amendment of the agreement, the Company made a one-time, up-front payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

The Company further amended its agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada (which payments were made to LG in February 2006 and August 2006, respectively) as well as upon receipt of regulatory approval of FACTIVE in each of such countries. Additionally, on December 27, 2006, the Company amended its agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and provides for a reduction in the supply price for the active pharmaceutical ingredient for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires the Company to pay LG Life Sciences a portion of any milestone or license fee payments the Company receives from its European partner.

(17) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States and Canada until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During the term of the agreement, the Company is obligated to pay a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulation and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver bulk product to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

(18) Co-Promotion of TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), under which the Company and Auxilium co-promoted in the United States Auxilium’s product,

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. On August 31, 2006, the Company and Auxilium mutually agreed to conclude this co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by its sales force through August 31, 2006, which has been recognized as revenue at December 31, 2006.

(19) Partnering Arrangements for FACTIVE

Sublicense Agreement with Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining and maintaining regulatory approvals for FACTIVE. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredients for FACTIVE to be sold in Mexico. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee.

Supply and Marketing Agreement with Abbott Laboratories

On August 9, 2006, the Company granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to the Company upon achievement of certain regulatory and sales milestones. FACTIVE tablets are currently approved in Canada for the treatment of AECB, and Abbott Canada is responsible for obtaining regulatory approval, on behalf of the Company, for additional indications of FACTIVE.

Menarini International Operation Luxembourg SA

The Company entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby the Company sublicensed its rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of the Company’s agreement with Menarini., Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and the Company has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has agreed to pay the Company an up-front payment which is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. Menarini has also agreed to pay the Company milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay the Company a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

determined based on a percentage of quarterly sales of FACTIVE, by Menarini, in the European Union. Menarini is also obligated to exclusively purchase from the Company, and the Company must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. The Company’s agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

(20) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Payroll and related expenses	$5,640	$4,658
Deferred rent	401	280
Professional fees	916	597
Interest related to convertible notes payable	1,446	1,144
Sales reserves and allowances	6,003	1,536
Royalty interest payable	712	—
Outsourced sales training and field expenses	204	486
Other	741	1,462

	$16,063	$10,163

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(21) Quarterly Consolidated Statements of Operations (unaudited)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 2006. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations (in thousands, except per share data).

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2006
Revenues:
Product sales	$38,244	$18,068	$8,308	$2,622	$9,246
Co-promotion	6,890	0	3,474	1,871	1,545
Biopharmaceutical/other revenues	1,018	196	580	60	182

Total revenues	46,152	18,264	12,362	4,553	10,973
Costs and expenses:
Cost of product sales	19,613	7,805	6,573	2,485	2,750
Research and development	12,405	1,991	4,281	3,205	2,928
Selling and marketing	69,211	14,314	17,215	17,237	20,445
General and administrative	16,841	5,061	4,379	3,763	3,640

Total costs and expenses	118,071	29,171	32,448	26,690	29,763

Loss from operations	(71,919)	(10,907)	(20,086)	(22,137)	(18,790)
Other income (expense):
Interest income	2,995	555	842	901	696
Interest expense	(11,056)	(4,167)	(2,807)	(2,072)	(2,010)
Gain on sale of fixed assets	2	2	(1)	1	—
Gain on disposition of investment	1,617	—	1,380	237	—
Other income	63	5	15	44	—

Net other (expense) income	(6,379)	(3,605)	(571)	(889)	(1,314)

Loss from continuing operations before income tax	(78,298)	(14,512)	(20,657)	(23,026)	(20,104)
Provision for income tax	179	179	—	—	—

Net loss	$(78,477)	$(14,691)	$(20,657)	$(23,026)	$(20,104)

Net loss per common share:
Basic and diluted	$(6.58)	$(1.09)	$(1.62)	$(1.96)	$(2.07)

Weighted average common shares outstanding:
Basic and diluted	11,925	13,484	12,742	11,723	9,702

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2005
Revenues:
Product sales	$20,458	$7,963	$4,778	$3,805	$3,912
Co-promotion	2,954	1,423	1,161	370	—
Biopharmaceutical	197	100	2	61	34

Total revenues	23,609	9,486	5,941	4,236	3,946
Costs and expenses:
Cost of product sales	9,830	3,439	2,018	2,307	2,066
Research and development	14,432	1,423	2,814	4,191	6,004
Selling and marketing	74,931	17,654	19,460	17,709	20,108
General and administrative	13,088	2,937	2,524	2,598	5,029

Total costs and expenses	112,281	25,453	26,816	26,805	33,207

Loss from operations	(88,672)	(15,967)	(20,875)	(22,569)	(29,261)
Other income (expense):
Interest income	3,400	773	877	880	870
Interest expense	(8,126)	(1,930)	(2,055)	(2,097)	(2,044)
Gain on sale of fixed assets	65	13	8	6	38
Income from sale of intellectual property	2,500	—	—	—	2,500
Gain on disposition of investment	2,162	—	143	2,019	—
Other income	43	—	—	3	40

Net other income (expense)	44	(1,144)	(1,027)	811	1,404

Loss from continuing operations	(88,628)	(17,111)	(21,902)	(21,758)	(27,857)
Income from discontinued operations	35	—	—	14	21

Net loss	$(88,593)	$(17,111)	$(21,902)	$(21,744)	$(27,836)

Net loss per common share:
Basic and diluted	$(9.26)	$(1.77)	$(2.28)	$(2.28)	$(2.93)

Weighted average common shares outstanding:
Basic and diluted	9,569	9,645	9,595	9,543	9,488