Form 10-Q
period 2007-03-30
OSCIENT PHARMACEUTICALS CORP
filed 2007-05-10
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	13,764,113 Shares
$0.10 PAR VALUE	Outstanding May 2, 2007

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,885	$38,196
Restricted cash	2,673	2,483
Interest receivable	37	228
Notes receivable	1,076	590
Accounts receivable (net of allowance for bad debts of $349 in 2007 and 2006, respectively)	9,072	11,937
Inventories	11,436	14,237
Prepaid expenses and other current assets	2,811	2,563

Total current assets	58,990	70,234

Property and Equipment, at cost:
Manufacturing and computer equipment	4,705	4,722
Equipment and furniture	564	1,159
Leasehold improvements	138	138

	5,407	6,019
Less—Accumulated depreciation	4,124	4,522

	1,283	1,497
Restricted cash	4,130	4,129
Long-term notes receivable	610	1,269
Other assets	4,103	4,074
Intangible assets, net	117,734	120,011
Goodwill	78,088	78,193

Total Assets	$264,938	$279,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term obligations	$38	$38
Accounts payable	8,597	10,402
Accrued expenses and other current liabilities	14,646	16,063
Current portion of accrued facilities impairment charge	2,306	2,182
Clinical trial expense accrual	184	355
Deferred revenue	987	1,386

Total current liabilities	26,758	30,426

Long-term liabilities:
Long-term obligations, net of current maturities	234,177	234,186
Noncurrent portion of accrued facilities impairment charge	11,087	11,718
Other long-term liabilities	5,804	5,073

Shareholders' Deficit:

Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—13,764 and 13,559 in 2007 and 2006, respectively	1,376	1,356
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and outstanding—none	—	—
Additional paid-in-capital	413,603	412,553
Accumulated deficit	(427,867)	(415,905)

Total shareholders' deficit	(12,888)	(1,996)

	$264,938	$279,407

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues(net):
Product Sales	$22,043	$9,246
Co-promotion	—	1,545
Biopharmaceutical/Other	1,156	182

Total net revenues	23,199	10,973

Costs and expenses:
Cost of product sales (1)	8,754	2,750
Research and development (1)	1,505	2,928
Selling and marketing (1)	17,455	20,445
General and administrative (1)	3,559	3,640

Total costs and expenses	31,273	29,763

Loss from operations	(8,074)	(18,790)
Other (expense) income:
Interest income	491	696
Interest expense	(4,478)	(2,010)
Gain on disposition of investment	158	—
Other income	49	—

Net other expense	(3,780)	(1,314)

Loss from continuing operations before income tax	(11,854)	(20,104)
Provision for income tax	(108)	—

Net loss	$(11,962)	$(20,104)

Loss from continuing operations per common share:
Basic and diluted	$(0.87)	$(2.07)

Net loss per common share:
Basic and diluted	$(0.88)	$(2.07)

Weighted average common shares outstanding:
Basic and diluted	13,581,618	9,701,667

(1) Includes non-cash stock-based compensation as follows:
Cost of product sales	$4	$12
Research and development	—	50
Selling and marketing	318	392
General and Administrative	380	643

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Loss from continuing operations	$(11,962)	$(20,104)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,489	1,379
Provision for excess and obsolete inventories	130	23
Non-cash interest expense	350	366
Gain on disposition of investment	(158)	—
Stock based compensation	702	1,098
Changes in assets and liabilities, net of acquisition
Interest receivable	190	125
Accounts receivable	2,864	(2,781)
Inventories	2,665	1,255
Prepaid expenses and other current assets	(233)	777
Accounts payable	(1,805)	(957)
Accrued expenses and other liabilities	(1,312)	2,632
Clinical trial expense accrual	(171)	(292)
Deferred revenue	(399)	311
Accrued facilities impairment charge	(644)	(573)
Accrued restructuring charge	—	(111)
Accrued other long-term liabilities	721	304

Net cash used in operating activities	(6,573)	(16,548)

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	—	2,696
Proceeds from disposition of investment	158	—
Proceeds from sale of property and equipment	2	—
Increase in restricted cash	(191)	(70)
Increase in other assets	(240)	(56)
Proceeds from notes receivable	173	140

Net cash (used in) provided by investing activities	(98)	2,710

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9	122
Proceeds from issuance of stock under the employee stock purchase plan	360	448
Payments on long-term obligations	(9)	—

Net cash provided by financing activities	360	570

Net Decrease in Cash and Cash Equivalents	(6,311)	(13,268)
Cash and Cash Equivalents, beginning of period	38,196	65,618

Cash and Cash Equivalents, end of period	$31,885	$52,350

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1) Operations and Basis of Presentation

Oscient Pharmaceuticals Corporation (the Company) is a commercial-stage biopharmaceutical company marketing two U.S. Food and Drug Administration (FDA)-approved products with its national primary care sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules, and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. On August 18, 2006, the Company acquired the U.S. rights to ANTARA from Reliant Pharmaceuticals, Inc. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company began promoting ANTARA with its national sales force in late August 2006. The Company licenses the rights to ANTARA from Ethypharm S.A of France (Ethypharm). FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. FACTIVE was launched in the U.S. market in September 2004. Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease. With the acquisition of ANTARA, the Company has made the strategic decision to concentrate its financial resources on building its primary care business in the United States and is currently seeking to out-license, co-develop or sell its right to Ramoplanin to a partner.

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2006 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 15, 2007.

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

In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006. Other sources of revenue include revenues from sublicensing agreements, biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, product revenues are expected to increase based on anticipated increased volume of prescriptions of ANTARA capsules and FACTIVE tablets, however the Company expects revenues derived from biopharmaceutical alliances and royalties from divested genomics services will continue to decrease.

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

Co-Promotion Revenue

On August 31, 2006, the Company and Auxilium mutually agreed to terminate the co-promotion arrangement related to the sale of TESTIM gel and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. Amounts earned under the Company’s co-promotion agreement with Auxilium are classified as co-promotion revenue in the Company’s consolidated statements of operations. Auxilium was obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeded a specified cumulative sales threshold, determined on an annual basis. The specific percentage was based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue was earned when TESTIM units were dispensed through patient prescriptions. There was no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the Company’s consolidated statements of operations. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by the Company’s sales force through August 31, 2006, which was recognized as revenue in 2006.

Biopharmaceutical/Other Revenue

Prior to its merger with GeneSoft Pharmaceuticals, Inc. in 2004, the Company pursued biopharmaceutical revenues through alliances with pharmaceutical companies and through government grants. Biopharmaceutical revenues have consisted of government research grants and license fees, contract research, and milestone payments from alliances with pharmaceutical companies. The Company also maintained a genomic services business. The Company has now shifted its focus to the development and commercialization of pharmaceutical products.

Other revenues consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which range from eighteen months to thirty-three months. On August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to the Menarini Group. Part of this arrangement included an up-front license payment which the Company will recognize over the term of the Company’s obligation under the arrangement. On March 2, 2007, the Company announced that Abbott had launched the promotion of FACTIVE in Canada. In connection with the terms of our agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacturer of FACTIVE for Canada was recorded as other revenue in the three month period ended March 31, 2007. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in the Company’s estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and twelve months subsequent to the expiration date of its product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. At March 31, 2007 and December 31, 2006, the Company’s product return reserve was approximately $719,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $167,000 and $202,000, respectively.

Rebates

The liability for managed care and Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2007 and December 31, 2006, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE was approximately $3,264,000 and $2,994,000, respectively. Considering the estimates made by the Company, as well as estimates included in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

Special Promotional Programs

The Company has from time to time offered certain promotional incentives to its customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date are as follows:

Sample Card Programs for FACTIVE

During the first and second quarters of 2006, the Company initiated three sample card programs whereby the Company offered an incentive to patients in the form of a free full-course sample card for FACTIVE. The Company has accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, the Company was able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second and third sample card programs, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that the Company conducted in the first and second quarters of 2006. The first 2006 program expired on March 31, 2006, the second program expired on June 15, 2006 and the third program expired on September 30, 2006. There is no liability as of March 31, 2007 and December 31, 2006 for these sample card programs.

Voucher Rebate Programs for FACTIVE

In 2006, the Company initiated six voucher rebate programs whereby the Company offered mail-in rebates and point-of-sale rebates to retail consumers. The Company has accounted for these programs in accordance with EITF No. 01-09. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that commenced in the first quarter of 2005 and the fourth quarter of 2005. The first program expired on June 30, 2006, the second and third programs expired on August 31, 2006, the fourth program expired on September 30, 2006, the fifth program expired on December 31, 2006 and the sixth program expires on April 30, 2007. As of March 31, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $209,000 and $452,000, respectively.

Voucher Rebate Programs for ANTARA

During the third and fourth quarters of 2006, the Company initiated two voucher rebate programs whereby the Company offered a point-of-sale rebate to retail consumers. The Company has accounted for this program in accordance with EITF No. 01-09. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization. The first program expired on December 31, 2006 and the second program expires on July 31, 2007. As of March 31, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $324,000 and $619,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE and ANTARA. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivables, to secure its obligations to Paul Capital. See Note 9. Ongoing credit evaluations of customers are performed and collateral is generally not required. As of March 31, 2007 and December 31, 2006, the Company reserved approximately $39,000, for bad debts related to the sale of FACTIVE or ANTARA. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE and ANTARA. Amounts past due from customers are determined based on contractual payment terms. Through March 31, 2007, payments have generally been made in a timely manner. The Company also reserved approximately $310,000 as of March 31, 2007 and December 31, 2006, respectively, related to other non-trade receivables.

The following table represents accounts receivable (in thousands):

	As of March 31, 2007	As of December 31, 2006
Trade, net	$8,782	$10,658
Other, net	290	1,279

Total	$9,072	$11,937

(d) Restricted Cash

In connection with the 3 1/2% convertible debt offering completed in May 2004, the Company was required to set aside cash in an amount equal to the first six semi-annual interest payments related to such debt. As of March 31, 2007, the Company’s restricted cash consists, in part, of the remaining semi-annual interest payment totaling approximately $2,673,000 which is payable on April 15, 2007. In addition, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco facility and the Waltham facility expire on February 28, 2011 and March 31, 2012, respectively.

(e) Property and Equipment

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

Depreciation expense was approximately $212,000 and $188,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

(f) Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form of approximately $3,862,000 and $4,488,000, work-in-process of approximately $408,000 and $1,734,000, and finished tablets of approximately $2,971,000 and $3,095,000, as of March 31, 2007 and December 31, 2006, respectively. For ANTARA, inventories consist of work-in-process of approximately $2,725,000 and $3,894,000, and finished capsules of approximately $1,470,000 and $1,026,000, as of March 31, 2007 and December 31, 2006, respectively.

On a quarterly basis, the Company analyzes inventory levels, and provides a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off against the previously established reserves. At March 31, 2007 and December 31, 2006, there was approximately $396,000 and $1,091,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs and approximately $1,305,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs at March 31, 2007 and December 31, 2006, respectively. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of March 31, 2007	As of December 31, 2006
Raw material	$3,862	$4,488
Work-in-process	3,133	5,628
Finished goods	4,441	4,121

Total	$11,436	$14,237

(g) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive securities which consist of stock options, securities sold under the Company’s directors’ deferred stock plan, convertible notes, warrants and unvested restricted stock that are not included in calculating the net loss per share, totaled 6,601,663 and 4,941,016 shares (prior to the application of the treasury stock method) during the three month periods ended March 31, 2007 and 2006, respectively.

(h) Single Source Suppliers

FACTIVE

The Company currently obtains the active pharmaceutical ingredient (API) for its commercial requirements for FACTIVE from LG Life Sciences. The Company purchases the active pharmaceutical ingredient pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the active pharmaceutical ingredient from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

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

(i) Concentration of Credit Risk

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

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C	D
Three-months ended March 31, 2007	3	39%	35%	15%	*
Three-months ended March 31, 2006	2	47%	36%	*	*

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable.

	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C	D
As of March 31, 2007	4	33%	30%	19%	15%
As of December 31, 2006	3	39%	34%	11%	*

*	balance is less than 10%

To date, the Company has not written off any significant customer accounts receivable balances.

(j) Use of Estimates

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

(k) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash and cash equivalents and accounts receivable, approximates the carrying values of these instruments.

In connection with financing the acquisition of ANTARA, the Company recognizes embedded derivative instruments related to a put/call liability in the consolidated financial statements at fair value. Changes in fair value are recorded in the consolidated statements of operations. See Note 9.

(l) Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three month periods ended March 31, 2007 and 2006, the net loss is equal to the comprehensive net loss.

(m) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and the chief financial officer. All of the Company’s assets are located in the United States. Approximately 94% of the Company’s product revenues are generated from customers based in the United States.

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

If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating the undiscounted cash flows are done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, then the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of the asset exceeds its fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the asset.

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

As of March 31, 2007, the Company does not believe that any of its long-lived assets, goodwill or intangible assets are impaired.

(o) Stock-Based Compensation

The Company follows the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method to account for all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under the 2001 Incentive Plan (collectively, the Option Plans). The Company also has an Employee Stock Purchase Plan (ESPP). Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under the Company’s ESPP.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

Three Months Ended March 31,
	2007	2006
Expected volatility	61.03 – 61.51%	52.75 – 53.41%
Risk-free interest rate	4.49 – 4.75%	4.35 – 4.72%
Expected life (years)	5.55 – 6.17	5.56 – 6.25
Expected dividend	—	—

The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life is applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The Company will continue to review the expected life among the employee population to determine whether multiple groups are necessary.

Expected volatility is determined exclusively based on historical volatility data of the Company’s common stock from the period of time beginning with the Company’s merger with Genesoft in February 2004 and other factors through the month of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company has not paid and does not anticipate paying cash dividends therefore the expected dividend yield is assumed to be 0%.

A summary of activity related to stock options under the Option Plan as of March 31, 2007, and changes during the three month period then ended, is presented below (in thousands, except weighted average share data):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	987	$31.18
Granted	292	$4.94
Exercised	(3)	$3.07
Forfeited/Cancelled	(46)	$26.93

Outstanding at March 31, 2007	1,230	$25.16	7.92	$133
Exercisable at March 31, 2007	619	$37.95	6.68	$31

The total compensation cost that has been charged to income for the first quarter of 2007 and 2006 was approximately $702,000 and $1,098,000, respectively. The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company estimates forfeitures based on historical data, adjusted for known trends, calculated with the assistance of the independent third party. The Company has applied an annual forfeiture rate of 19.03% to options in calculating total recognized compensation cost as of March 31, 2007 and 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2007 and 2006 were $2.89 and $8.44, respectively. For the three months ended March 31, 2007, the Company granted 292,670 in stock options with a weighted average exercise price of $4.94. For the three months ended March 31, 2006, the Company granted 147,963 in stock options with a weighted average exercise price of $15.60.

During the three months ended March 31, 2007 and 2006 the total intrinsic value of options exercised was $6,000 and $68,000, respectively. The total amount of cash received from exercise of these options during the three months ended March 31, 2007 and 2006 was $9,000 and $122,000, respectively.

The 2001 Incentive Plan also provides for awards of nontransferable restricted shares of common stock which are subject to forfeiture. All shares of restricted stock vest based on service conditions in two equal installments over a two-year period. Generally, the fair value of each restricted stock award is equal to the market price of the Company’s stock at the date of grant. Certain restricted share awards provide for accelerated vesting if there is a change in control.

A summary of activity related to restricted stock under the Option Plans as of March 31, 2007, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	50	$16.82
Granted	120	$4.94
Forfeited	(1)	$13.23

Nonvested at March 31, 2007	169	$8.41

As of March 31, 2007, there was approximately $5,643,000 of total unrecognized compensation cost related to all unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.01 years. The Company expects approximately 495,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(p) Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows. Further, there have been no changes during the three months ended March 31, 2007.

In accordance with FIN 48, the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

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

(3) Acquisition of ANTARA

On August 18, 2006, the Company acquired the rights to ANTARA in the United States from Reliant Pharmaceuticals in a transaction being accounted for as an acquisition of a business in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141) and accordingly, allocated the purchase price of ANTARA based upon the estimated fair value of net assets acquired and liabilities assumed. The Company has performed a valuation study to determine the allocation of the estimated purchase price of the ANTARA acquisition among the tangible and intangible assets acquired as well as their estimated amortization period. The study was performed by an independent third party. The estimated useful life of the intangible assets is estimated to be fourteen years which was based upon the remaining life of the patents covering ANTARA, the regulatory barriers to competition, and management’s knowledge of existing competitors research activities. The Company has completed an analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3).

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimate of the allocation of purchase price:
Inventories	$4,344
Prepaid expenses	2,656
Intangible assets	60,780
Goodwill	16,678

Total assets acquired	84,458
Liabilities assumed	(1,333)

Net assets acquired	$83,125

Consideration and direct transaction costs:
Cash	$82,376
Estimated direct transaction costs	749

Total purchase price	$83,125

The following table presents the estimate of the fair value of the ANTARA intangible assets acquired, their estimated useful lives and amortization expense (in thousands, except estimated useful lives data):

Intangible assets	Fair value of intangibles	Estimated life (in years)	Amortization for the three month period ended March 31, 2007
License Agreement	$58,900	14	$1,051
Manufacturing Relationship	1,880	14	34

Total	$60,780		$1,085

The following table presents the estimated amortization of the intangible assets acquired as of March 31, 2007 (in thousands):

2007	$3,256
2008	4,341
2009	4,341
2010	4,341
2011-2020	41,806

Total	$58,085

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

Supplemental Pro Forma Information

ANTARA’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on August 18, 2006. In the following table, the unaudited pro forma combined condensed statements of operations for the three month period ended March 31, 2006 gives effect to the acquisition of ANTARA as if the acquisition of ANTARA had occurred on January 1, 2006, respectively.

The pro forma statements of operations are based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The ANTARA acquisition is being accounted for using the purchase method of accounting (in thousands, except per share data).

	Three Months Ended March 31,
	2006 (Actual)	2006 (Pro forma)
Revenue	$10,973	$19,704
Total costs and expenses	29,763	43,221
Net loss	$(20,104)	$(24,831)
Weighted average number of shares—basic and diluted	9,702	11,091
Net loss per share	$(2.07)	$(2.24)

(4) Reverse Stock Split

Pursuant to an amendment to the amended and restated articles of organization, the Company effectuated on November 15, 2006, a one-for-eight reverse stock split of its issued and outstanding common stock, par value $0.10 per share. As a result of the reverse stock split, each eight shares of common stock issued and outstanding as of November 15, 2006, at the close of business, were automatically combined into and became one share of common stock. In cases in which the reverse stock split resulted in any shareholder holding a fraction of a share, such fractional share was rounded up to the nearest whole share.

Immediately after giving effect to the reverse stock split, the Company had approximately 13,552,125 shares of common stock outstanding (without giving effect to rounding due to fractional shares). The reverse stock split did not change the number of authorized shares of common stock (175,000,000), alter the par value of the common stock or modify any voting rights or other terms of the common stock. As a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, Company stock options and warrants outstanding immediately prior were automatically proportionally adjusted, based on the one-for-eight reverse stock split ratio, in accordance with the terms of such options or warrants, as the case may be. All share and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(5) Restructuring Plans

At the time of acquisition of Genesoft in 2004, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No 95-3) the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. The adjustment was recorded as an additional cost of the acquired company. In 2006, in accordance with EITF No. 95-3, the Company made an adjustment to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $119,000. The adjustment was recorded as a reduction to goodwill.

The following table summarizes the liability activity related to the Genesoft acquisition during the three month period ended March 31, 2007 (in thousands):

	Balance at December 31, 2006	Cash Payments	Interest Accretion	Balance at March 31, 2007
Assumed facility lease liability	$13,900	$(644)	$137	$13,393

(6) Stockholder’s Equity

Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of December 31, 2006, there are no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. Generally, options granted to employees vest based on service conditions over a two to four year time period and options granted to non-employees vest based on service conditions over a one to three year time period, all of which have graded vesting. In addition, the requisite service period is generally equal to the vesting terms. All options granted to both employees and non-employees have a contractual term of ten years from date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. Certain option awards provide for accelerated vesting if there is a change in control. As of March 31, 2007, 1,786,572 shares were authorized and 386,934 shares were available under the 2001 Incentive Plan for future issuance. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock.

The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the lesser of the beginning or ending price for a six-month offering period. The most recently completed offering period began July 1, 2006 and ended on December 31, 2006; therefore, July 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, the Company adjusts the estimated employee contributions to actual. Upon adoption of SFAS No. 123R, the Company began recording stock-based compensation expense related to the ESPP. As of March 31, 2007, 281,250 shares were authorized and 12,039 shares were available for future issuance under this plan.

(7) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2007 and December 31, 2006, cash and cash equivalents consisted of money market funds and commercial paper. The fair value of the Company’s cash equivalents is determined based on market value.

At March 31, 2007 and December 31, 2006, the Company’s cash and cash equivalents consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2007
Cash and Cash Equivalents:
Cash	$28,849	$—	$—	$28,849
Money market funds	3,036	—	—	3,036

Total cash and cash equivalents	$31,885	$—	$—	$31,885

December 31, 2006
Cash and Cash Equivalents:
Cash	$35,222	$—	$—	$35,222
Money market funds	2,974	—	—	2,974

Total cash and cash equivalents	$38,196	$—	$—	$38,196

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

(9) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
3 1/2% Senior convertible promissory notes*	$152,750	$152,750
5% Convertible promissory notes*	22,310	22,310
Revenue interest assignment	38,995	38,995
12% Senior secured note	20,000	20,000
Capital lease	160	169

	234,215	234,224
Less—current portion of capital lease	38	38

	$234,177	$234,186

*	On March 29, 2007, the Company announced that it commenced offers to exchange up to $185,600,000 aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 for all of the $152,750,000 aggregate principal amount of its currently outstanding 3 1/2% Senior Convertible Notes due 2011 and all of the $22,310,000 aggregate principal amount of its currently outstanding 5% Convertible Promissory Notes due 2009 (plus accrued and unpaid interest on the existing 2009 notes). See Note 14 for further detail of the consummation of such exchanges.

(a) Debt Obligations

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of

$5,708,000 which are being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes; the final of these first six scheduled interest payments is classified as restricted cash on the March 31, 2007 and December 31, 2006 accompanying consolidated balance sheets. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

On February 6, 2004, in connection with the merger with Genesoft, the Company issued $22,309,647 in principal amount of 5% convertible promissory notes due in February 2009 (the “2009 Notes”). These notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. In addition, the Company has the right to force conversion if the price of its common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of these notes also received an aggregate 601,693 shares of the Company’s common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holders by Genesoft.

(b) Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, the Company, together with its wholly-owned subsidiary Guardian II, entered into several financing agreements with Paul Capital, including the Revenue Interest Assignment Agreement, and the Note Purchase Agreement, presented under long term debt, and the Common Stock and Warrant Purchase Agreement, presented in equity, in consideration for an aggregate amount of $70 million.

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

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through March 31, 2007, the Company has paid approximately $3,251,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded, based on an independent valuation, a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS No. 133). This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of March 31, 2007, no gain or loss has been recorded.

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

The following table presents future maturities of debt as of March 31, 2007 (in thousands):

2007	$29
2008	38
2009	22,348
2010	20,038
2011	152,767
Thereafter	38,995

Total	$234,215

(10) Supply Agreement for FACTIVE

The Company licenses from LG Life Sciences the right to develop and commercialize gemifloxacin (FACTIVE), a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether the Company obtains patent extensions and the timing of its commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of its anticipated commercial requirements for the FACTIVE active pharmaceutical ingredient (API). LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires the Company to achieve minimum sales levels over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in its territory; provided, that LG Life Sciences has the right to co-promote the product in the U.S., on terms to be negotiated, commencing in 2008 and for periods thereafter, in which case the Company’s royalty obligations to LG Life Sciences would cease. Pursuant to an amendment dated March 31, 2006 as further described below, LG Life Sciences’ right to co-promote in the U.S. will terminate upon the Company reaching a certain level of sales.

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

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. As part of the amendment of the agreement, the Company made a payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in the three month period ended March 31, 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

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

(11) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During the term of the agreement, the Company is obligated to pay a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulation and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver bulk product to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

(12) Co-Promotion of TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), under which the Company and Auxilium co-promoted in the United States Auxilium’s product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. On August 31, 2006, the Company and Auxilium mutually agreed to conclude this co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by its sales force through August 31, 2006, which was recognized as revenue in 2006.

(13) Partnering Arrangements for FACTIVE

Sublicense Agreement to Pfizer, S.A. de C.V.

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

Supply and Marketing Agreement with Abbott

On August 9, 2006, the Company granted the commercialization rights to FACTIVE tablets in Canada to Abbott Canada, the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to the Company upon achievement of certain regulatory and sales milestones. FACTIVE tablets are currently approved in Canada for the five-day treatment of AECB and Abbott Canada launched FACTIVE for the treatment of AECB in March 2007.

Menarini International Operation Luxembourg SA

The Company entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby the Company sublicensed its rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of the Company’s agreement with

Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and the Company has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has agreed to pay the Company an up-front payment which is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. Menarini has also agreed to pay the Company milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay the Company a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE, by Menarini, in Europe. Menarini is also obligated to exclusively purchase from the Company, and the Company must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. The Company’s agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

(14) Subsequent Events

In May 2007, the Company completed (i) an exchange offer with holders of the Original 2011 Notes in which it exchanged $151.9 million aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151.9 million aggregate principal amount of its then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which the Company exchanged approximately $10.6 million aggregate principal and accrued interest of its then outstanding 2009 Notes for approximately $13.7 million aggregate principal amount of the New Notes. After the exchange, there are approximately $1.0 million of Original 2011 Notes and approximately $13.3 million of 2009 Notes that were not exchanged and, therefore, remain outstanding. The Company also issued an additional $60.0 million of New Notes to the public for cash, at a public offering price of 77.5% of principal resulting in $46.5 million in cash proceeds to the Company. The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of the Company’s common shares per $1,000 principal amount of New Note, which is equivalent to a conversion price of approximately $13.50 per common share. Before May 10, 2010, the Company may not redeem the New Notes. On or after May 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If a holder elects to voluntarily convert their New Notes or the Company elects to automatically convert some or all of the New Notes on or prior to May 10, 2010, it will pay additional interest to holders of New Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the New Notes from the last day interest was paid on the New Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or our common shares, at the Company’s option. If the Company pays additional interest upon a voluntary conversion with common shares, such shares will be valued at the conversion price that is in effect at that time. If the Company pays additional interest upon an automatic conversion with its common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE and ANTARA, our discount and rebate programs for FACTIVE and ANTARA, possible partnering or other strategic opportunities for the continued development of Ramoplanin, potential marketing approval of FACTIVE in Europe, the possibility of acquiring a third product, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

We are a commercial-stage biopharmaceutical company marketing two FDA-approved products with our national primary care sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. Our national sales force began marketing ANTARA in late August 2006. The market for fenofibrate products was approximately $1.5 billion in 2006 and the U.S. market for treating dyslipidemias was approximately $25.0 billion in 2006. In connection with our acquisition of ANTARA, we were assigned the U.S. rights to ANTARA under an exclusive license from Ethypharm S.A. FACTIVE is approved for the treatment of community-acquired pneumonia, or CAP, of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences. We launched FACTIVE in the U.S. market in September 2004. Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease and have begun exploring partnering and other strategic opportunities for the continued development of Ramoplanin. Our strategy is to acquire new products through acquisitions, in-license or co-promotion arrangements for the U.S. market place in order to leverage our existing commercial infrastructure.

We have incurred significant operating losses in the past. As of March 31, 2007, we had an accumulated deficit of approximately $427.9 million. We expect to incur additional operating losses due to the implementation of manufacturing, distribution, marketing and sales capabilities.

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

On August 18, 2006, we acquired rights to ANTARA in the U.S. from Reliant Pharmaceuticals Inc. for $78.0 million plus a $4.3 million payment for ANTARA inventory, exclusive of estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license to the rights to ANTARA from Ethypharm S.A. In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the U.S. until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. In addition, a sales-based milestone was met which resulted in the Company paying

$400,000 to Ethypharm in the fourth quarter of 2006. We recorded this milestone payment as a liability as part of the purchase price. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver API to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the new drug application (NDA) and the investigational new drug (IND) covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products.

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

On March 31, 2005, we amended our license and option agreement with LG Life Sciences. As part of the amendment of the agreement, we made a payment of $2 million to LG Life Sciences which was recorded to general and administrative expense in 2005 and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

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

Commercialization and Development

We market ANTARA and FACTIVE through our sales and marketing organization in the U.S, which is currently comprised of approximately 270 field sales personnel, including sales representatives, district managers and regional sales directors. Our sales representatives focus on high-prescribing primary care physicians and opinion leaders who represent high prescribers of fluoroquinolones and/or fenofibrate products.

With respect to additional development initiatives, we have completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the currently approved seven-day course of treatment. FACTIVE was originally approved in 2003 for a 7-day treatment of CAP and, on May 1, 2007, the FDA approved our supplement, which allows for 5-day indication for CAP due to Streptococcus pneumoniae, Haemophilus influenzae, Mycoplasma pneumoniae, and Chlamydia pneumoniae; FACTIVE is also approved for CAP caused by MDRSP, Klebsiella pneumoniae and Moraxhalis catarrhalis with 7 days of treatment.

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

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA, a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and we have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the API for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

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

Additionally, in April 2005, we completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate CAP. Based on the results of this study, in November 2005 we submitted an sNDA to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. On May 1, 2007, the FDA approved our supplement, which allows for 5-day indication for CAP due to Streptococcus pneumoniae, Haemophilus influenzae, Mycoplasma pneumoniae, and Chlamydia pneumonia; FACTIVE is also approved for CAP caused by MDRSP, Klebsiella pneumoniae and Moraxhalis catarrhalis with 7 days of treatment.

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

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-Q. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

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

In the second quarter of 2005, we began recognizing co-promotion revenue in connection with our co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006. Other sources of revenue include revenues from sublicensing agreements, biopharmaceutical alliances and royalties from our divested genomic services business. In future periods, product revenues will continue to increase based on anticipated increased volume of prescriptions of FACTIVE tablets and ANTARA capsules, however we expect our revenues derived from biopharmaceutical alliances and royalties from our divested genomics services business will continue to decrease.

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

Other revenues consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to various license agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which range from eighteen months to twenty-four months. In addition, on August 1, 2006, we announced that we received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, we announced that we had granted commercialization rights of FACTIVE in Europe to Menarini Group. Included in the agreement is an up-front license payment which we will recognize over the term of the Company’s obligation under the arrangement. On March 2, 2007, we announced that Abbott had received approval to begin the promotion of FACTIVE in Canada. Included in the agreement was a milestone payment related to this approval which was recorded as other revenue in the quarter ended March 31, 2007. We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in our estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, return rates for similar competitive antibiotic products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and twelve months subsequent to the expiration date of our product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. At March 31, 2007 and December 31, 2006, our product return reserve was approximately $719,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheet. As of March 31, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $167,000 and $202,000, respectively.

Rebates

The liability for managed care and Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2007 and December 31, 2006, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $3,264,000 and $2,994,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

Special Promotional Programs

We have from time to time, offered certain promotional incentives to our customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to end consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. Examples of programs utilized to date follow:

Sample Card Program for FACTIVE

During the first and second quarters of 2006, we initiated three sample card programs whereby we offered an incentive to patients in the form of a free full-course sample card for FACTIVE. We have accounted for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). For the first sample card program, we were able to develop a reasonable and reliable estimate of the amount of expected reimbursement claims based on actual claims submitted by and processed by a third party claims processing organization. For the second and third sample card programs, the estimate of expected reimbursement claims was based on the historical actual reimbursement claims for the similar completed programs that we conducted in the first and second quarters of 2006. The first 2006 program expired on March 31, 2006, the second program expired on June 15, 2006 and the third program expired on September 30, 2006. There is no liability as of March 31, 2007 and December 31, 2006 for these sample card programs.

Voucher Rebate Program for FACTIVE

In 2006, we initiated six voucher rebate programs whereby we offered mail-in rebates and point-of-sale rebates to retail consumers. We have accounted for these programs in accordance with EITF No. 01-09. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs that commenced in the first quarter of 2005 and the fourth quarter of 2005. The first program expired on June 30, 2006, the second and third programs expired on August 31, 2006, the fourth program expired on September 30, 2006, the fifth program expired on December 31, 2006 and the sixth program expires on April 30, 2007. As of March 31, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $209,000 and $452,000, respectively.

Voucher Rebate Program for ANTARA

During the third and fourth quarters of 2006, we initiated two voucher rebate programs whereby we offered a point-of-sale rebate to retail consumers. We have accounted for this program in accordance with EITF No. 01-09. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other pharmaceutical companies. The first program expired on December 31, 2006 and the second program expires on July 31, 2007. As of March 31, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $324,000 and $619,000, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the average cost method. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form and work-in-process of approximately $4,270,000 and $6,223,000, and finished tablets of approximately $2,971,000 and $3,095,000, as of March 31, 2007 and December 31, 2006, respectively. For ANTARA, inventories consist of raw material and work-in-process of approximately $2,725,000 and $3,894,000, and finished capsules of approximately $1,470,000 and $1,027,000, as of March 31, 2007 and December 31, 2006, respectively.

On a quarterly basis, we analyze our inventory levels, and provide a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off against the previously established reserves. At March 31, 2007 and December 31, 2006, there was approximately $396,000 and $1,091,000, respectively, in FACTIVE sample product to be used for FACTIVE marketing programs and approximately $1,305,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs at March 31, 2007 and December 31, 2006, respectively. These are classified as other current assets in the accompanying consolidated balance sheets.

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

As of March 31, 2007, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the three month period ended March 31, 2007 ranged from 5.55 to 6.17 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the three month period ended March 31, 2007 was between 61.03% and 61.51%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the three month period ended March 31, 2007 was between 4.49% and 4.75%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

The adoption of SFAS No. 123R increased the three month period ended March 31, 2007 operating loss, net loss, and cash flows from operating activities by $702,000 and basic and diluted net loss per share by $0.05. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 19.03% to all unvested options as of March 31, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of March 31, 2007, we estimate there is approximately $5,643,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 2.01 years. We expect approximately 495,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on our financial condition, results of operations or cash flows. Further, there have been no changes during the three months ended March 31, 2007.

In accordance with FIN 48, our historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal and various state jurisdictions. We are generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

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

Results of Operations

Three Month Period Ended March 31, 2007 and March 31, 2006

Revenues

Total revenues increased 111% to approximately $23,199,000 for the three month period ended March 31, 2007 from approximately $10,973,000 for the three month period ended March 31, 2006.

Product sales increased 138% to approximately $22,043,000 for the three month period ended March 31, 2007 from approximately $9,246,000 for the three month period ended March 31, 2006 due to higher shipments of FACTIVE tablets during the first quarter of 2007 of approximately $462,000 and our acquisition of ANTARA in August 2006 which resulted in revenues of approximately $12,335,000 for the three month period ended March 31, 2007.

Co-promotion revenue decreased 100% to $0 for the three month period ended March 31, 2007 from approximately $1,545,000 for the three month period ended March 31, 2006 due to the termination of our co-promotion arrangement with Auxilium in August 2006.

Biopharmaceutical/other revenues increased 535% to approximately $1,156,000 for the three month period ended March 31, 2007 from approximately $182,000 for the three month period ended March 31, 2006, reflecting revenues from the milestone payment from Abbott Canada as a result of obtaining regulatory approval for the fill-finish of FACTIVE drug production for Canada and amortization of upfront license fees received from each of Pfizer Mexico and Menarini. The Company does not believe that Biopharmaceutical/other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 5% to approximately $31,273,000 for the three month period ended March 31, 2007 from approximately $29,763,000 for the three month period ended March 31, 2006.

Cost of product sales increased 219% to approximately $8,761,000 for the three month period ended March 31, 2007 from approximately $2,750,000 for the three month period ended March 31, 2006 due to higher costs associated with increased shipments of FACTIVE tablets during the first quarter of 2007 and the inclusion of costs for ANTARA capsules as a result of our acquisition of ANTARA in August 2006 and costs associated with the write-up of inventory to fair value of ANTARA product obtained during the acquisition. Our overall gross product margin at March 31, 2007 and 2006, including amortization of intangible assets was 60% and 70%, respectively. The decrease in margin is the result of an increase in royalty percentage to be paid to LG from the sale of FACTIVE tablets as well as royalty expenses related to the sale of ANTARA. Our cost of product sales on FACTIVE for the three month period ended March 31, 2007 and 2006, after standard product cost and royalties but excluding amortization of intangible assets, was 55% and 83%, respectively. Our cost of product sales on ANTARA for the three month periods ending March 31, 2007 and December 31, 2006, after standard product cost and royalties but excluding amortization of intangible assets, were 83% and 81%, respectively. Included in the cost of product sales is approximately $1,192,000 of amortization of intangibles assets associated with FACTIVE for each of the three month periods ended March 31, 2007 and 2006, as well as approximately $1,085,000 of amortization of intangible assets associated with ANTARA for the three month period ended March 31, 2007. Our overall cost of product sales excluding amortization of intangible assets was approximately 71% and 83% for the three month period ended March 31, 2007 and 2006.

Research and development expenses decreased 49% to approximately $1,498,000 for the three month period ended March 31, 2007 from approximately $2,928,000 for the three month period ended March 31, 2006. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing. These research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. The decrease is due to the completion of the FACTIVE five-day clinical trial in 2006 and also due to the completion of enrollment in the FACTIVE Force trials in February 2007. We expect the total costs, including FDA submitted paperwork, to be complete by the end of the second quarter of 2007. In the future, we expect research and development expenses to decrease with the completion of the FACTIVE Force trail.

Selling and marketing expenses decreased 15% to approximately $17,455,000 for the three month period ended March 31, 2007 from approximately $20,445,000 for the three month period ended March 31, 2006. This decrease was a result of decreased costs associated with the utilization of a contracted third party sales organization of approximately $2,190,000, decreases in costs associated with the co-promotion agreement with Auxilium of approximately $528,000 as well as decreased costs associated with samples distribution and other marketing activities of approximately $271,000.

General and administrative expenses decreased 2% to approximately $3,560,000 for the three month period ended March 31, 2007 from approximately $3,640,000 for the three month period ended March 31, 2006. The decrease is a result of a decrease in stock-based compensation expense of approximately $263,000 off set by increases in other general and administrative expenses of approximately $183,000.

Other Income and Expense

Interest income decreased 30% to approximately $491,000 for the three month period ended March 31, 2007 from approximately $696,000 for the three month period ended March 31, 2006 reflecting lower cash balances partly offset by higher interest rate yields from investments.

Interest expense increased 123% to approximately $4,478,000 for the three month period ended March 31, 2007 from approximately $2,010,000 for the three month period ended March 31, 2006. For the period ended March 31, 2007, interest expense primarily consisted of approximately $2,470,000 related to financing with Paul Capital, approximately $1,337,000 related to the $153 million of senior convertible notes issued in the second quarter of 2004, approximately $321,000 related to the issuance of $22 million of convertible notes issued in connection with the Genesoft merger, approximately $212,000 related to amortization of deferred financing costs along with $137,000 of non-cash interest expense related to the facility lease liability.

For the three month period ended March 31, 2007, we recorded a gain on the disposition of investment of approximately $158,000 related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements, product discovery alliances, and the sale of FACTIVE tablets and ANTARA capsules.

As of March 31, 2007, we had total cash, cash equivalents, and restricted cash of approximately $38,688,000, which includes approximately $6,803,000 in restricted cash. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources, along with our completed debt offering in May 2007, are adequate to support operations through at least the end of 2008. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

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

Cash Flows

Our operating activities used cash of approximately $6,573,000 and $16,548,000 for the three month period ended March 31, 2007 and 2006, respectively.

Cash used in our operating activities for three month period ended March 31, 2007 was primarily a result of our net loss of approximately $11,962,000, decreases in accounts payable of approximately $1,805,000 as a result of timing of vendor payments, decreases in accrued expenses and other liabilities of approximately $ 1,312,000 related to timing of vendor invoices, decreases in accruals established in purchase accounting related to the acquisition of ANTARA and decreases in accrued payroll as a result of the timing of the end of the quarter, decreases in clinical trial expense accrual of approximately $171,000 related to the FACTIVE post marketing studies, decreases in accrued facilities impairment charges of approximately $644,000 related to our west coast facility, decreases in deferred revenue of approximately $399,000 as a result of recognizing Pfizer Mexico and Abbott Canada revenues upon achievement of milestones, and increases in prepaid expenses and other current assets of approximately $233,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction, as well as a gain on disposition of investment of approximately $158,000. These uses of cash were partially offset by increases in accrued other long-term liabilities of approximately $721,000 resulting from the accrual of interest on the $22.3 million convertible debt due February 2009, decreases in accounts receivable of approximately $2,864,000 resulting from higher collections on customer balances including the receipt of $1.0 million from Menarini related to the FACTIVE European transaction, decreases in inventory of approximately $2,665,000 resulting from sales of FACTIVE during its peak season of December through March, decreases in interest receivable in the amount of $190,000 due to lower overall cash balances. Additional offsets to uses of cash include non-cash depreciation and amortization expenses of approximately $2,489,000, stock-based compensation of approximately $702,000, provision for excess and obsolete inventories of approximately $130,000, as well as non-cash interest expenses of approximately $350,000.

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

Our investing activities used cash of approximately $98,000 for the three month period ended March 31, 2007 and provided cash of approximately $2,710,000 for the three month period ended March 31, 2006, respectively. Cash used by our investing activities for the three month period ended March 31, 2007 was primarily related to an increase in other assets of approximately $240,000 and an increase of approximately $191,000 in restricted cash offset by proceeds from notes receivable of approximately $173,000 and proceeds from the disposition of investment of approximately $2,000.

Cash provided by our investing activities for the three month period ended March 31, 2006 was primarily related to net proceeds from maturities of marketable securities of approximately $2,696,000 and proceeds from notes receivable of approximately $140,000. Cash provided by investing activities were partially offset by an increase in restricted cash of approximately $70,000 and an increase in other assets of approximately $56,000.

Our financing activities provided cash of approximately $360,000 for the three month period ended March 31, 2007 and provided cash of approximately $570,000 for the three month period ended March 31, 2006, respectively. Cash provided by our financing activities for the three month period ended March 31, 2007 was primarily due to proceeds from exercise of 2,769 stock options of approximately $9,000 and proceeds from the issuance of 83,642 shares of stock under the employee stock purchase plan of approximately $360,000 offset by payments on long-term obligation of approximately $9,000.

Our financing activities provided cash of approximately $570,000 for the three month period ended March 31, 2006, primarily due to proceeds from exercise of 10,316 stock options of approximately $122,000 and proceeds from the issuance of 29,014 shares of stock under the employee stock purchase plan of approximately $448,000.

At December 31, 2006, we had net operating loss carryforwards of approximately $440,400,000 and $329,386,000 available to reduce federal and state taxable income, if any, respectively. The net operating loss and tax credit carryforwards expire in 2007 through 2026. In addition, we also had tax research credit carryforwards of approximately $16,726,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

Our Outstanding Debt Obligations and Equity Financings

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due April 2011 (the “Original 2011 Notes”). The Original 2001 Notes are convertible into shares of our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the Original 2011 Notes at our election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 Notes for cash at a price equal to 100% of the principal amount of the Original 2011 Notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of the Original 2011 Notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture.

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes (the “2009 Notes”) which were recorded in investing activities as cash flows related to acquisition. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. In addition, we have the right to force conversion if the price of our common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of 2009 Notes also received an aggregate of 601,693 shares of our common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft.

In May 2007, we completed (i) an exchange offer with holders of the Original 2011 Notes in which we exchanged $151.9 million aggregate principal amount of our new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151.9 million aggregate principal amount of our then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which we exchanged approximately $10.6 million aggregate principal and accrued interest amount of our then outstanding 2009 Notes for approximately $13.7 million aggregate principal amounts of the New Notes. After the exchange, there are approximately $1.0 million of Original 2011 Notes and approximately $13.3 million of 2009 Notes that were not exchanged and, therefore, remain outstanding. We also issued an additional $60.0 million of New Notes to the public for cash at a public offering price of 77.5% of principal resulting in $46.5 million in cash proceeds to the company. The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of our common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. Before May 10, 2010, we may not redeem the New Notes. On or after May 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If a holder elects to voluntary convert their New Notes or we elect to automatically convert some or all of the New Notes on or prior to May 10, 2010, we will pay additional interest to holders of New Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the New Notes from the last day interest was paid on the New Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in our common shares, at our option. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

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

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF 88-18, Sales of Future Revenues. We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through March 31, 2007, the Company has paid approximately $3,251,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of March 31, 2007, no gain or loss has been recorded.

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

Contractual Obligations

For the three month period ended March 31, 2007, there were no material changes to our contractual obligations outside the ordinary course of business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, each included in our Form 10-K for the year ended December 31, 2006. There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2006. Our Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 15, 2007.

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

We have a history of significant operating losses and expect losses to continue for some time. We had a net loss of approximately $11,962,000 for the three month period ended March 31, 2007 and at that date had an accumulated deficit of approximately $427,867,000. The losses have resulted primarily from costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE and ANTARA, co-promotion revenues based on the sale of TESTIM gel (which we no longer promote), sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years. These losses are expected to continue, principally in the sales and marketing area as we seek to grow sales of FACTIVE tablets and ANTARA capsules and as we seek to acquire additional approved products or product candidates. Additionally, our partners’ product development efforts that utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

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

We have a substantial level of debt. As of May 1, 2007, we had approximately $242.2 million of indebtedness outstanding (including accrued interest), which includes $40.0 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $15.6 million of outstanding indebtedness will mature in 2009, approximately $20.9 million of outstanding indebtedness will mature in 2010 and approximately $225.7 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $41.5 million. The level and nature of our indebtedness, among other things, could:

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

We believe our existing funds, including approximately $41.5 million we received as a result of the completion of our convertible debt offering in May 2007, and anticipated cash generated from operations should be sufficient to support our current plans through at least the end of 2008. We may need to raise additional capital in the future to fund our operations and/or other potential commercial or development opportunities, to support our sales and marketing activities, and to fund clinical trials and other research and development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for biopharmaceutical companies and the progress of the FACTIVE and ANTARA commercial programs, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

We need to continue to develop marketing and sales capabilities to successfully commercialize FACTIVE tablets, ANTARA capsules and our other product candidates.

FACTIVE tablets and ANTARA capsules are the first two FDA-approved products which we own and promote. To date, we still have limited marketing and sales experience. The launch of FACTIVE occurred in September of 2004, and we acquired the rights to ANTARA in August 2006. The continued development of these marketing and sales capabilities, including any expansion of our sales force, will require significant expenditures, management resources and time. Failure to establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to assume and continue to grow the ANTARA brand and related product sales.

Our products and product candidates face significant competition in the marketplace.

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

We are also aware that LifeCycle Pharma A/S is developing a 40 mg and a 120 mg fenofibrate product and, on December 27, 2006, we received notice that LifeCycle Pharma had filed a new drug application with the FDA referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Under current FDA policies, a section 505(b)(2) new drug application may be used to seek approval based in part on the FDA’s prior findings of safety and efficacy for another entity’s application, including for a product whose strength, dosage form, route of administration or labeling differs from the product covered by the application for the other drug being referenced, known as the reference listed drug. A 505(b)(2) application can be based in part on a showing that the proposed product is bioequivalent to the reference listed drug. LifeCycle Pharma’s 505(b)(2) application included a certification, known as a Paragraph IV certification, alleging that its fenofibrate product does not infringe the patents that have been submitted to the FDA for ANTARA and listed in FDA’s publication known as the Orange Book. We decided, based on the current patent estate for ANTARA and Lifecycle Pharma’s product description, not to pursue litigation. Life Cycle Pharma recently announced that it granted Sciele Pharmaceuticals rights to market the 40mg and 120mg fenofibrate product in North America when approved.

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

For instance, we, along with many other pharmaceutical companies, recently received correspondence from the FDA stating that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of bioequivalence. The FDA has suggested that we take one of the following steps to assess the accuracy of such data: conduct an independent audit of the trials to verify the data, re-assay samples or repeat the studies. We are actively working to address the FDA’s concerns and plan to respond with a proposed approach in the coming weeks. The FDA has stated that it has not detected any signals or any evidence that the products mentioned in its correspondence pose a safety risk or that there has been any impact on efficacy. Because the outcome of this issue is uncertain, we cannot predict whether this issue will have a material impact on our results of operations.

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

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the API of FACTIVE, and we use Patheon Inc. (Patheon) to produce the finished FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and receives ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Cardinal Health PTS, LLC (Cardinal Health) to package finished ANTARA capsules and FACTIVE tablets. The only source of supply for FACTIVE API is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets.

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

We sell FACTIVE and ANTARA to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE and ANTARA to these wholesalers, and they do not determine such products prescription demand. However, approximately 89% of our product shipments during the three months ended March 31, 2007 were to only three wholesalers. Our ability to commercialize FACTIVE and/or ANTARA will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets and ANTARA capsules via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE and ANTARA, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets or ANTARA capsules, the commercialization of FACTIVE and/or ANTARA and our anticipated revenues and results of operations could be adversely affected.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties upon whom we rely to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights Pfizer, S.A. de C.V, Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg SA to develop and sell FACTIVE in Mexico, Canada and Europe, respectively.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 76 issued U.S. patents, approximately 88 pending U.S. patent applications, 149 issued foreign patents and approximately 204 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

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

We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license. We acquired exclusive rights to ANTARA trademarks, trade names, domain names and logos. We have recently become aware that Antara Biosciences, Inc. has filed a trademark application with the U.S. Patent and Trademark Office for the ANTARA and ANTARA BIOSCIENCES marks in connection with biotechnology related goods and services. We continue to investigate the impact which these marks may have on our ANTARA brand and products and have filed a complaint in the Federal District Court alleging, among other things, trademark infringement seeking to enjoin ANTARA BIOSCIENCES from using the ANTARA mark.

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

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories’ Canadian affiliate (Abbott Canada). Under this agreement, we are obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. In December 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under these sublicense and supply agreements but can make no assurances that we will be able to remain in compliance with such responsibilities, which would result in our breach of such agreement.

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

We have entered into commercialization relationships with Pfizer Mexico, Abbott Canada and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico, in Canada to Abbott Canada and Europe to Menarini. If our partners are unsuccessful in their efforts, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

Further, in order to market FACTIVE in Europe, we or our distribution partners may need to obtain multiple regulatory approvals. Obtaining foreign approvals may require additional trials and expense. For instance, our predecessor’s original regulatory filing in the United Kingdom was rejected. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE.

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

Over the two-year period ending March 31, 2007 the closing price of our common stock as reported on the NASDAQ Global Market ranged from a high of $23.92 to a low of $4.20. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

May 10, 2007

OSCIENT PHARMACEUTICALS CORPORATION

EXHIBIT INDEX

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