Form 10-Q
period 2007-06-30
OSCIENT PHARMACEUTICALS CORP
filed 2007-08-09
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	13,784,932 Shares
$0.10 PAR VALUE	Outstanding August 6, 2007

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,604	$38,196
Restricted cash	—	2,483
Notes receivable	1,273	590
Accounts receivable (net of allowance for bad debts of $177 and $349 in 2007 and 2006, respectively)	8,841	11,937
Inventories	11,283	14,237
Prepaid expenses and other current assets	3,179	2,791

Total current assets	90,180	70,234

Property and Equipment, at cost:
Manufacturing and computer equipment	4,692	4,722
Equipment and furniture	564	1,159
Leasehold improvements	138	138

	5,394	6,019
Less—Accumulated depreciation	4,304	4,522

	1,090	1,497
Restricted cash	4,130	4,129
Long-term notes receivable	177	1,269
Other assets	6,388	4,074
Intangible assets, net	115,457	120,011
Goodwill	78,067	78,193

Total Assets	$295,489	$279,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term obligations	$38	$38
Accounts payable	8,282	10,402
Accrued expenses and other current liabilities	14,341	16,418
Current portion of accrued facilities impairment charge	2,366	2,182
Deferred revenue	907	750

Total current liabilities	25,934	29,790

Long-term liabilities:
Long-term obligations, net of current maturities	248,730	234,186
Noncurrent portion of accrued facilities impairment charge	10,456	11,718
Other long-term liabilities	5,839	5,073
Deferred revenue	455	636

Shareholders’ Equity (Deficit):

Common stock, $0.10 par value - Authorized - 174,375 shares, Issued and Outstanding - 13,771 and 13,559 in 2007 and 2006, respectively	1,377	1,356

Series B restricted common stock, $0.10 par value - Authorized - 625 shares, Issued and outstanding - none	—	—

Additional paid-in-capital	414,288	412,553
Accumulated deficit	(411,590)	(415,905)

Total shareholders’ equity (deficit)	4,075	(1,996)

	$295,489	$279,407

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues (net):
Product Sales	$15,762	$2,622	$37,805	$11,868
Co-promotion	—	1,871	—	3,416
Other	151	60	1,307	242

Total net revenues	15,913	4,553	39,112	15,526

Costs and expenses:
Cost of product sales (1)	6,591	2,485	15,345	5,235
Research and development (1)	1,292	3,205	2,797	6,134
Selling and marketing (1)	14,348	17,237	31,803	37,682
General and administrative (1)	2,914	3,763	6,473	7,402

Total costs and expenses	25,145	26,690	56,418	56,453

Loss from operations	(9,232)	(22,137)	(17,306)	(40,927)
Other income (expense):
Interest income	720	901	1,210	1,597
Interest expense	(6,369)	(2,072)	(10,847)	(4,082)
Gain on exchange of convertible notes	30,824	—	30,824	—
Other income	443	282	650	282

Net other income (expense)	25,617	(889)	21,837	(2,203)

Income (loss) before income tax	16,385	(23,026)	4,530	(43,130)
Provision for income tax	(108)	—	(215)	—

Net income (loss)	$16,277	$(23,026)	$4,315	$(43,130)

Net income (loss) per common share: basic	$1.20	$(1.96)	$0.32	$(4.02)

Net income (loss) per common share: diluted	$0.70	$(1.96)	$0.32	$(4.02)

Weighted average common shares outstanding: basic	13,587,513	11,723,375	13,584,582	10,718,125

Weighted average common shares outstanding: diluted	26,051,143	11,723,375	13,589,780	10,718,125

(1) Includes non-cash stock-based compensation as follows:
Cost of product sales	$10	$20	$14	$33
Research and development	$78	$42	$78	$92
Selling and marketing	$147	$312	$466	$704
General and Administrative	$441	$618	$821	$1,261

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Income (loss)	$4,315	$(43,130)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,966	2,759
Provision for excess and obsolete inventories	142	408
Provision for bad debts	(172)	34
Non-cash interest expense	2,761	806
Gain on exchange of convertible notes	(30,824)	—
Gain on change in fair value of derivative	(394)	—
Gain on disposition of investment	(158)	(237)
Stock based compensation	1,379	2,090
Changes in assets and liabilities, net of acquisition
Accounts receivable	3,268	2,769
Inventories	2,812	1,404
Prepaid expenses and other current assets	(388)	720
Accounts payable	(2,119)	(1,002)
Accrued expenses and other liabilities	(1,942)	238
Deferred revenue	(25)	253
Accrued facilities impairment charge	(1,346)	(1,400)
Accrued other long-term liabilities	1,387	612

Net cash used in operating activities	(16,338)	(33,676)

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	—	2,696
Proceeds from disposition of investment	158	237
Purchases of property and equipment	(8)	(83)
Proceeds from sale of property and equipment	3	—
Decrease in restricted cash	2,482	2,621
Decrease in other assets	(1,171)	—
Proceeds from notes receivable	409	97

Net cash provided by investing activities	1,873	5,568

Cash Flows from Financing Activities:
Proceeds from issuance of 3.5% Convertible Senior Notes, net of issuance costs	41,524	—
Proceeds from exercise of stock options	17	143
Proceeds from issuance of stock under the employee stock purchase plan	360	447
Proceeds from financing, net of issuance costs	—	33,482
Payments on long-term obligations	(28)	—

Net cash provided by financing activities	41,873	34,072

Net Increase in Cash and Cash Equivalents	27,408	5,964
Cash and Cash Equivalents, beginning of year	38,196	65,618

Cash and Cash Equivalents, end of year	$65,604	$71,582

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$3,516	$2,678

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1) Operations and Basis of Presentation

Oscient Pharmaceuticals Corporation (the Company) is a commercial-stage pharmaceutical company marketing two products with its sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules, and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company began promoting ANTARA with its national sales force in late August 2006. The Company licenses the rights to ANTARA from Ethypharm S.A of France (Ethypharm). FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. The Company launched FACTIVE in the U.S. market in September 2004. Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease. The Company has made the strategic decision to concentrate its financial resources on building its commercial business in the United States and is currently seeking to out-license, co-develop or sell its rights to Ramoplanin to a partner.

The consolidated financial statements in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2006 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 15, 2007.

(2) Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. Although the Company anticipates ANTARA revenues to be steady throughout the fiscal year, the Company expects demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Other sources of revenue include revenue from sublicensing agreements and royalties from the divested genomic services business; however, the Company expects revenues derived from royalties from divested genomics services in the future will be minimal.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler or pharmacy and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. The cost of ANTARA and FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which currently range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if the Company has completed its remaining obligations under the arrangement. If the Company has further obligations, milestone payments are recognized as revenue if the Company has sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period. In addition, on August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company will recognize over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (Abbott), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of our agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue in the six month period ended June 30, 2007. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in the Company’s estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and twelve months subsequent to the expiration date of its product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. During the second quarter of 2007, the Company changed its estimate for product returns as a result of returns of product lots related to FACTIVE 7. The Company believes the product return was a result of a combination of the FDA approval of the five-day treatment of CAP in May 2007 and returns associated with initial stocking of FACTIVE. This change in estimate resulted in a decrease to net income, basic and diluted earnings per share (EPS) of approximately $525,000, $0.04 and $0.02, respectively, for the three months ended June 30, 2007. At June 30, 2007 and December 31, 2006, the Company’s product return reserve was approximately $1,212,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $151,000 and $202,000, respectively.

Rebates

The Company estimates rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, and current average rebate rates. The liability for commercial managed care is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2007 and December 31, 2006, the balance of the accrual for commercial managed care and Medicaid rebates for ANTARA and FACTIVE was approximately $2,917,000 and $2,994,000, respectively. Considering the estimates made by the Company, as well as estimates included in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

Special Promotional Programs

The Company has from time to time offered certain promotional incentives to its customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. The Company accounts for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). Examples of programs utilized to date are as follows:

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers mail-in rebates and point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, the Company initiated one voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expires on October 15, 2007. As of June 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $566,000 and $452,000, respectively.

Voucher Rebate Programs for ANTARA

The Company initiated two voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization. The first program expired on December 31, 2006 and the second program expires on July 31, 2007. As of June 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $546,000 and $619,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE and ANTARA. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Note 8(b).

The Company performs ongoing credit evaluations of its customers and collateral is generally not required. As of June 30, 2007 and December 31, 2006, the Company reserved approximately $39,000, for bad debts related to the sale of FACTIVE or ANTARA. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE and ANTARA. Amounts past due from customers are determined based on contractual payment terms. Through June 30, 2007, payments have generally been made in a timely manner. The Company also reserved approximately $138,000 and $310,000 as of June 30, 2007 and December 31, 2006, respectively, related to other non-trade receivables.

The following table represents accounts receivable (in thousands):

	As of June 30, 2007	As of December 31, 2006
Trade, net	$8,407	$10,658
Other, net	434	1,279

Total	$8,841	$11,937

(d) Restricted Cash

As of June 30, 2007, the Company’s restricted cash consists, in part, of approximately $3,697,000 of cash in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco and the Waltham facilities expire on February 28, 2011 and March 31, 2012, respectively. As of June 30, 2007, there was no restricted cash remaining for interest payments related to debt services on convertible debt.

(e) Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form of approximately $2,773,000 and $4,488,000, work-in-process of approximately $2,105,000 and $1,734,000, and finished tablets of approximately $1,916,000 and $3,095,000, as of June 30, 2007 and December 31, 2006, respectively. For ANTARA, inventories consist of work-in-process of approximately $2,643,000 and $3,894,000, and finished capsules of approximately $1,846,000 and $1,026,000, as of June 30, 2007 and December 31, 2006, respectively.

On a quarterly basis, the Company analyzes inventory levels, and provides a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of their expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. Expired inventory is disposed of and the related costs are written off against the previously established reserves.

At June 30, 2007 and December 31, 2006, there was approximately $618,000 and $1,091,000 in FACTIVE sample product to be used for FACTIVE marketing programs and approximately $1,093,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of June 30, 2007	As of December 31, 2006
Raw material	$2,773	$4,488
Work-in-process	4,748	5,628
Finished goods	3,762	4,121

Total	$11,283	$14,237

(f) Net Income (Loss) Per Share

Basic net income (loss) per share was determined by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted net income per share was determined by dividing the net income by the weighted average shares outstanding, adjusted for the effect of potential outstanding shares, during the period. Anti-dilutive securities which consist of stock options, convertible notes, warrants and unvested restricted stock are not included in calculating the net loss per share, and totaled 6,095,616 shares during the three and six month periods ended June 30, 2006. The warrants are considered anti-dilutive for the three and six month periods ended June 30, 2007. The convertible notes are considered anti-dilutive for the six month period ended June 30, 2007.

The following outstanding securities were considered in the computation of diluted net income per share for the three and six month periods ended June 30, 2007. Those securities that are anti-dilutive were not included in the computation of diluted net income per share:

Options for common shares	1,390,575
Warrants for common shares	1,851,983
Convertible notes, as if converted	17,021,109

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands, except share data):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Numerator
Net income	$16,277	$4,315
Interest on convertible long-term debt	2,014	—

Net income used for diluted net income per share	$18,291	$4,315

Denominator
Weighted average shares outstanding used for basic net income per share	13,587,513	13,584,582
Effect of dilutive stock options	5,178	5,198
Effect of convertible notes	12,458,452	—
Weighted-average shares outstanding and dilutive securities used for diluted net income per share	26,051,143	13,589,780

(g) Single Source Suppliers

FACTIVE

The Company currently obtains the active pharmaceutical ingredient for its commercial requirements for FACTIVE from LG Life Sciences. The Company purchases the active pharmaceutical ingredient pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the active pharmaceutical ingredient from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

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

(h) Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” (SFAS No. 105) requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash-equivalents balances with several unaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C	D
Three-months ended June 30, 2007	3	39%	30%	18%	*
Three-months ended June 30, 2006	2	59%	*	18%	*

Six-months ended June 30, 2007	3	39%	33%	17%	*
Six-months ended June 30, 2006	3	50%	28%	11%	*

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable.

	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C	D
As of June 30, 2007	4	33%	27%	13%	17%
As of December 31, 2006	3	39%	34%	11%	*

*	balance is less than 10%

To date, the Company has not written off any significant customer accounts receivable balances.

(i) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the Company’s financial statements include rebates and contractual allowances, product returns, excess and obsolete inventory, and long-lived assets. Actual results could differ from those estimates.

(j) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash and cash equivalents and accounts receivable, approximates the carrying values of these instruments.

In connection with financing the acquisition of ANTARA in the third quarter of 2006, the Company recognizes an embedded derivative instrument related to a put/call liability. In connection with the convertible debt exchange in the second quarter of 2007, the

Company recognizes an embedded derivative instrument related to an interest make-whole provision. Both are recognized in the accompanying consolidated financial statements at fair value. Changes in fair value are recorded in the consolidated statements of operations. To date, changes in fair value have been insignificant. See Note 8.

(k) Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six month periods ended June 30, 2007 and 2006, the net income (loss) is equal to the comprehensive net income (loss).

(l) Long-Lived Assets

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

As of June 30, 2007, the Company does not believe that any of its long-lived assets, goodwill or intangible assets are impaired.

(m) Stock-Based Compensation

The Company records stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No.123R). SFAS No.123R requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. See Note 5.

(n) Income Taxes

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on our financial condition, results of operations or cash flows. Further, there have been no changes during the six months ended June 30, 2007.

In accordance with FIN 48, the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2007, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

(o) Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF No. 07-03). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF No. 07-03 to have a material impact on its financial position or results of operations.

(3) Reverse Stock Split

Pursuant to an amendment to the amended and restated articles of organization, the Company effectuated on November 15, 2006, a one-for-eight reverse stock split of its issued and outstanding common stock, par value $0.10 per share. As a result of the reverse stock split, each eight shares of common stock issued and outstanding as of November 15, 2006, at the close of business, were automatically combined into and became one share of common stock. In cases in which the reverse stock split resulted in any shareholder holding a fraction of a share, such fractional share was rounded up to the nearest whole share. The reverse stock split did not change the number of authorized shares of common stock (175,000,000), alter the par value of the common stock ($.10) or modify any voting rights or other terms of the common stock. As a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, Company stock options and warrants outstanding immediately prior to the reverse stock split were automatically proportionally adjusted, based on the one-for-eight reverse stock split ratio, in accordance with the terms of such options or warrants, as the case may be. All share and per share information in these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(4) Restructuring Plans

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

The following table summarizes the liability activity related to the Genesoft acquisition during the six month period ended June 30, 2007 (in thousands):

	Balance at December 31, 2006	Cash Payments	Interest Accretion	Balance at June 30, 2007
Assumed facility lease liability	$13,900	$(1,346)	$268	$12,822

(5) Stockholder’s Equity

Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). The Stock Option and Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of June 30, 2007, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. As of June 30, 2007, 1,779,594 shares were authorized and 400,422 shares were available under the 2001 Incentive Plan for future issuance. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock. The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. As of June 30, 2007, 431,250 shares were authorized and 162,039 shares were available for future issuance under this plan.

Stock-Based Compensation

The Company accounts for all employee share-based payments, including grants of stock options, restricted stock and stock issued under the ESPP, in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment”,(SFAS No. 123R).

The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, its policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the six month periods ended June 30, 2007 and 2006 was $1,379,000 and $2,090,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of June 30, 2007, the Company estimates there is approximately $4,796,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.82 years. The Company expects approximately 413,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(6) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. The fair value of the Company’s cash equivalents is determined based on market value. At June 30, 2007 and December 31, 2006, cash and cash equivalents consisted of cash totaling $62,554,000 and $35,222,000, respectively, and money market funds of $3,050,000 and $2,974,000, respectively.

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

(8) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
3.50% convertible senior notes, net of bond discount	$175,519	$—
Revenue interest assignment	38,995	38,995
12% senior secured note	20,000	20,000
5% convertible promissory notes	13,300	22,310
3 1/2% senior convertible promissory notes	804	152,750
Capital lease	150	169

	248,768	234,224
Less—current portion of capital lease	38	38

	$248,730	$234,186

The following table presents future maturities of debt and other financial arrangements as of June 30, 2007 (in thousands):

2007	$9
2008	38
2009	13,338
2010	20,038
2011	176,350
Thereafter	38,995

Total	$248,768

(a) Debt Obligations

On February 6, 2004, in connection with our merger with Genesoft, the Company issued $22,309,647 in principal amount of our 5% convertible five year promissory notes due February 2009 (the “2009 Notes”) which were recorded in investing activities as cash flows related to acquisition. Pursuant to the exchange offer completed in May 2007 described below, there are approximately $13.3 million of the 2009 Notes currently outstanding. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. In addition, the Company has the right to force conversion if the price of its common stock closes above 150% of the then effective conversion price for 15 consecutive trading days. At the closing of the merger, the holders of 2009 Notes also received an aggregate of 601,693 shares of the Company’s common stock representing the payment of accrued interest and related amounts on certain outstanding notes previously issued to such holder by Genesoft.

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3  1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of the Company’s common stock or a change of control transaction in which substantially all of the Company’s common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for the Company’s common stock consists of cash, the Company may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, the Company recorded deferred financing costs of $5,708,000 which are being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, all of which have been paid as of June 30, 2007. As part of the issuance, the Company filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

In May 2007, the Company completed (i) an exchange offer with certain holders of the Original 2011 Notes in which the Company exchanged $151.9 million aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151.9 million aggregate principal amount of its then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which the Company exchanged approximately $10.6 million aggregate principal and accrued interest amount of its then outstanding 2009 Notes for approximately $13.7 million aggregate principal amounts of the New Notes. There are approximately $0.8 million of Original 2011 Notes and approximately $13.3 million of 2009 Notes that were not exchanged and, therefore, remain outstanding.

The Company also issued an additional $60.0 million of New Notes to the public for cash at a public offering price of 77.5% of principal resulting in $46.5 million in gross proceeds to the Company. The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of the Company’s common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. Before May 10, 2010, the Company may not redeem the New Notes. On or after May 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the auto-conversion feature). If a holder elects to voluntary convert their New Notes or the Company elects to automatically convert some or all of the New Notes on or prior to May 10, 2010, the Company will pay additional interest to holders of New Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the New Notes from the last day interest was paid on the New Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in common shares of the Company, at the Company’s option. If the Company pays additional interest upon a voluntary conversion with its common shares, such shares will be valued at the conversion price that is in effect at that time. If the Company pays additional interest upon an automatic conversion with its common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

The Company has accounted for the New Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, “Meaning of “Conventional Convertible Debt Instrument” and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. The Company recorded a gain of approximately $30.8 million upon the extinguishment of debt, which was a result of exchanging a majority of the Original 2011 Notes and a portion of the 2009 Notes that were issued at par value, for the New Notes that were issued at 77.5% of par (i.e. a 22.5% discount). The gain arises due to the fact that the fair value of the Original 2011 Notes exceeds that of the New Notes. The debt issuance costs related to the Original 2011 Notes in the amount of approximately $3,285,000 are netted against the gain. Additionally, the Company also determined that the additional interest payment upon conversion is an embedded derivative requiring separate accounting.

The additional interest payment described above, which may be issued upon conversion, is considered an embedded derivative under SFAS No. 133 and requires bifurcation from the host debt. The Company also considered the provisions of EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-2), and concluded that this is not conventional convertible debt.

In accordance with SFAS No. 133, the Company has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet as other long term liabilities. Changes in the fair value of the embedded derivative are recognized in earnings. At the time of issuance, the Company estimated the fair value of the additional interest payment feature to be $1.3 million and this is recorded as a long-term liability on the accompanying consolidated balance sheet. This derivative liability will be revalued quarterly and changes in the fair value through either the date the additional interest payment provisions expire, at which the liability will be zero, or the date at which the additional interest payment provision is triggered, will be recorded as other expense or income. For the purpose of accounting for the New Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount will be amortized as interest expense using the effective interest method through the date the notes are scheduled to mature.

Convertible debt upon exchange and new offering consisted of the following (in thousands):

3.5 % Convertible senior notes	$225,692
Discount on convertible notes	(48,836)
Embedded derivative	(1,337)

Total	$175,519

The additional New Notes generated gross proceeds of $46.5 million. Debt issuance costs, related to the New Notes, of approximately $6.1 million are being amortized to interest expense, on a straight-line basis over the 46 month period to maturity of the notes. As of June 30, 2007, the change in the fair value of approximately $0.4 million is reflected as other income in the accompanying financial statements.

For the six months ended June 30, 2007, the Company incurred $3.7 million, respectively, in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized $1.9 million as non-cash interest expense related to the accretion of the bond discount and $0.3 million in new debt issuance costs.

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

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through June 30, 2007, the Company has paid approximately $5,295,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded, based on an independent valuation, a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS No. 133). This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of June 30, 2007, no gain or loss has been recorded.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of June 30, 2007.

(9) Supply Agreement for FACTIVE

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

The agreement with LG Life Sciences also requires the Company to achieve minimum sales levels over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in its territory.

The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. The Company is also obligated to make aggregate milestone payments of up to $40 million to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds. On December 27, 2006, the Company amended its agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and to provide for a reduction in the supply price for the API for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires the Company to pay LG Life Sciences a portion of any milestone or license fee payments the Company receive from its European partner.

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

(11) Partnering Arrangements for FACTIVE

Sublicense Agreement to Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The upfront payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredients for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee.

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

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of FACTIVE and ANTARA, our discount and rebate programs for FACTIVE and ANTARA, possible partnering or other strategic opportunities for the continued development of Ramoplanin, potential marketing approval of FACTIVE in Europe, the possibility of acquiring rights to a third product, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

We are a commercial-stage pharmaceutical company marketing two products with our national sales force—a cardiovascular product, ANTARA® (fenofibrate) capsules and a fluoroquinolone antibiotic, FACTIVE® (gemifloxacin mesylate) tablets. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. Our national sales force began marketing ANTARA in late August 2006. The market for fenofibrate products was approximately $1.5 billion in 2006 and the U.S. market for treating dyslipidemias was approximately $25.0 billion in 2006. In connection with our acquisition of ANTARA, we were assigned the U.S. rights to ANTARA under an exclusive license from Ethypharm S.A. FACTIVE is approved for the treatment of community-acquired pneumonia, or CAP, of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences. We launched FACTIVE in the U.S. market in September 2004. Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease and are exploring partnering and other strategic opportunities for its continued development. Our strategy is to acquire and market new products through acquisitions, in-license or co-promotion arrangements for the U.S. market place.

We have incurred significant operating losses in the past. As of June 30, 2007, we had an accumulated deficit of approximately $411.6 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

ANTARA

ANTARA is a once daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated low-density lipoprotein cholesterol (LDL or “bad” cholesterol), triglyceride (the most common type of fat in the body) and apolipoprotein B (an integral component of LDL and very low-density lipoprotein (VLDL) particles) levels, and to increase high-density lipoprotein cholesterol (HDL or “good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL cholesterol, which makes the drug an attractive alternative for those patients with mixed dyslipidemias affecting triglyceride and/or HDL levels. ANTARA received FDA approval in November 2004. We began marketing ANTARA in 43 mg and 130 mg doses in August 2006.

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

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products that we develop, which includes any product containing fenofibrate as its API. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant.

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

The agreement with LG Life Sciences also requires a minimum sales commitment over a period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories in Europe covered by the license. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. We are also obligated to make aggregate milestone payments of up to an additional $40 million to LG Life Sciences upon achievement of additional regulatory approvals and sales thresholds. On December 27, 2006, we amended our agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and to provide for a reduction in the supply price for the API for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires us to pay LG Life Sciences a portion of any milestone or license fee payments we receive from our European partner.

Commercialization and Development

We market FACTIVE and ANTARA through our sales and marketing organization in the U.S, which is currently comprised of approximately 260 field sales personnel, including sales representatives, district managers and regional sales directors. Our sales representatives focus on high-prescribing physicians and opinion leaders who represent high prescribers of fluoroquinolones and/or fenofibrate products.

With respect to additional development initiatives, we have completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the originally approved seven-day course of treatment. FACTIVE was originally approved in 2003 for a seven-day treatment of CAP and, on May 1, 2007, the FDA approved our supplemental new drug application (NDA), which allows for a five-day indication for CAP due to Streptococcus pneumoniae, Haemophilus influenzae, Mycoplasma pneumoniae, and Chlamydia pneumoniae; FACTIVE is also approved for CAP caused by multi-drug resistant Streptococcus pneumoniae (MDRSP), Klebsiella pneumoniae and Moraxhalis catarrhalis with seven days of treatment.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining regulatory approvals for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and acute bacterial sinusitis.

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

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA has required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study includes patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 and enrollment was completed in February 2007.

Ramoplanin

We have a novel, late-stage investigational antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease, or CDAD. In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron), now a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full rights to the manufacturing, development and commercialization of Ramoplanin. We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building our commercial business in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin.

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

Other sources of revenue include revenue from sublicensing agreements and royalties from our divested genomic services business; however we expect our revenues derived from royalties from our divested genomics services in the future will be minimal.

Product Sales

We follow the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler or pharmacy and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. The cost of FACTIVE and ANTARA associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to various license agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which currently range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if we have completed our remaining obligations under the arrangement. If we have further obligations, milestone payments are recognized as revenue if we have sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period. In addition, on August 1, 2006, we announced that we received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, we announced that we had granted commercialization rights of FACTIVE in Europe to Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this agreement is an up-front license payment which we will recognize over the term of our obligation under the arrangement. On March 2, 2007, we announced that Abbott Laboratories, Ltd (Abbott), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of our agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE was recorded as other revenues in the six month period ended June 30, 2007. We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in our estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and twelve months subsequent to the expiration date of our product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. During the second quarter of 2007, the Company changed its estimate for product returns as a result of returns of product lots related to FACTIVE 7. The Company believes the product return was a result of a combination of the FDA approval of the five-day treatment of CAP in May 2007 and returns associated with the initial stocking of FACTIVE. This change in estimate resulted in a decrease to net income, basic and diluted earnings per share (EPS) of approximately $525,000, $0.04 and $0.02, respectively, for the three months ended June 30, 2007. At June 30, 2007 and December 31, 2006, our product return reserve was approximately $1,212,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $151,000 and $202,000, respectively.

Rebates

We estimate rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, and current average rebate rates. The liability for commercial managed care is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2007 and December 31, 2006, the balance of the accrual for commercial managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $2,917,000 and $2,994,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

Special Promotional Programs

We have from time to time, offered certain promotional incentives to our customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. The Company accounts for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). Examples of programs utilized to date follow:

Voucher Rebate Program for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer mail-in rebates and point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, we initiated one voucher rebate program whereby we offered a point-of-sale rebate to retail consumers. This program expires on October 15, 2007. As of June 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $566,000 and $452,000, respectively.

Voucher Rebate Program for ANTARA

We initiated two voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other pharmaceutical companies as reported to us by a third party claims processing organization. The first program expired on December 31, 2006 and the second program expired on July 31, 2007. As of June 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $546,000 and $619,000, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by our estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under our employee stock purchase plan.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the six month period ended June 30, 2007 ranged from 5.55 to 6.17 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the six month period ended June 30, 2007 was between 60.61% and 61.77%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the six month period ended June 30, 2007 was between 4.49% and 5.04%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 19.03% to all unvested options as of June 30, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the six month periods ended June 30, 2007 and 2006 was $1,379,000 and $2,090,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of June 30, 2007, we estimate there is approximately $4,796,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.82 years. We expect approximately 413,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on our financial condition, results of operations or cash flows. Further, there have been no changes during the six months ended June 30, 2007.

The increase in the net deferred tax liability and corresponding tax expense for the three and six month periods ended June 30, 2007 in the amount of approximately $108,000 and $215,000, respectively, relate to the tax amortization of certain indefinite-lived intangibles acquired as part of the ANTARA acquisition. The tax expense recognized cannot be offset due to the determination that the deferred tax liability from the indefinite-lived intangible cannot be net against the Company’s gross deferred tax assets.

Recent Accounting Pronouncements

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that we make that choice in the first 120 days of that fiscal year and also elect to apply the provisions of SFAS No. 157.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF No. 07-03). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF No. 07-03 to have a material impact on its financial position or results of operations.

Results of Operations

Three Month Period Ended June 30, 2007 and June 30, 2006

Revenues

Total revenues increased 249% to approximately $15,913,000 for the three month period ended June 30, 2007 from approximately $4,553,000 for the three month period ended June 30, 2006.

Product sales increased 501% to approximately $15,762,000 for the three month period ended June 30, 2007 from approximately $2,622,000 for the three month period ended June 30, 2006 due to sales of approximately $14,100,000 resulting from the Antara acquisition in August 2006, partially offset by lower FACTIVE sales of approximately $1,000,000 due to higher returns and lower gross shipments.

Co-promotion revenue decreased 100% to $0 for the three month period ended June 30, 2007 from approximately $1,871,000 for the three month period ended June 30, 2006 due to the termination of our co-promotion arrangement with Auxilium in August 2006.

Other revenues increased 151% to approximately $151,000 for the three month period ended June 30, 2007 from approximately $60,000 for the three month period ended June 30, 2006, primarily as a result of the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased 6% to approximately $25,145,000 for the three month period ended June 30, 2007 from approximately $26,690,000 for the three month period ended June 30, 2006.

Cost of product sales increased 165% to approximately $6,591,000 for the three month period ended June 30, 2007 from approximately $2,485,000 for the three month period ended June 30, 2006 primarily as a result of our acquisition of ANTARA in August 2006 which resulted in shipments of ANTARA capsules during the second quarter of 2007 and costs associated with the write-up of inventory to fair value of ANTARA product obtained during the acquisition. Our overall gross product margin for the three month periods ended June 30, 2007 and 2006 was 58% and 5%, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules offset by a decrease in shipment of FACTIVE tablets and higher returns associated with the announcement of the FDA approval of five-day treatment for CAP. We expect to ship the remaining inventory acquired in the acquisition of ANTARA by the end of 2007.

Research and development expenses decreased 60% to approximately $1,292,000 for the three month period ended June 30, 2007 from approximately $3,205,000 for the three month period ended June 30, 2006. The decrease is due to the completion of the FACTIVE five-day clinical trial in 2006 and also due to the completion of enrollment in the FACTIVE post-marketing trial in February 2007. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing. These research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. In the future, we expect research and development expenses to continue to decrease with the completion of the FACTIVE post-marketing trial.

Selling and marketing expenses decreased 17% to approximately $14,348,000 for the three month period ended June 30, 2007 from approximately $17,237,000 for the three month period ended June 30, 2006. This decrease of approximately $2,889,000 relates to a decrease in co-promotion expenses relating to our arrangement with Auxilium which terminated in 2006 of approximately $1,214,000, along with overall corporate cost control efforts during the three month period ended June 30, 2007. These cost control efforts resulted in lower publication, media, and market research costs of approximately $733,000, lower conference and meeting expenses of approximately $363,000, decreased stock based compensation costs of approximately $165,000, decreased consulting expenses of approximately $157,000, as well as decreases in other selling and marketing activities of approximately $257,000.

General and administrative expenses decreased 23% to approximately $2,914,000 for the three month period ended June 30, 2007 from approximately $3,763,000 for the three month period ended June 30, 2006. This decrease is the result of lower legal expenses of approximately $419,000 primarily related to lower costs associated for business development activities, decreases in stock based compensation expense of approximately $177,000, a decrease in consulting expenses of approximately $127,000 as well as decreases in various other general and administrative expenses of approximately $126,000.

Other Income and Expense

Interest income decreased 20% to approximately $720,000 for the three month period ended June 30, 2007 from approximately $901,000 for the three month period ended June 30, 2006 reflecting lower average cash balances, partially offset by a slight increase in yields from investments.

Interest expense increased 114% to approximately $6,369,000 for the three month period ended June 30, 2007 from approximately $2,072,000 for the three month period ended June 30, 2006. For the three month period ended June 30, 2007, interest expense primarily consisted of approximately $1,944,000 related to financing with Paul Capital, approximately $1,945,000 of non-cash interest related to the accretion of the bond discount associated with newly exchanged debt and approximately $1,338,000 related to approximately $225.7 million of 3.5% convertible senior notes resulting from the exchange of previously-outstanding 3 1/2% convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May 2007. Additionally, interest expense consisted of approximately $435,000 associated with approximately $152.7 million of 3 1/2% senior convertible promissory notes issued in the second quarter of 2004, of which $804,000 remains outstanding after the debt exchange in May 2007, approximately $240,000 related to approximately $22.3 million of 5% convertible promissory notes assumed in the Genesoft merger, of which approximately $13.3 million remains outstanding after the debt exchange in May 2007, approximately $335,000 related to amortization of deferred financing costs and approximately $132,000 of non-cash interest expense related to the facility lease liability.

We recorded a one-time non-cash gain on exchange of convertible notes of approximately $30.8 million for the three month period ended June 30, 2007 resulting from the issuance of approximately $165.7 million of 3.5% convertible senior notes due 2011 in connection with the exchange and tender of approximately $151.9 million of our previously-outstanding 3 1/2% senior convertible promissory notes due 2011 and the exchange and tender of approximately $9.0 million of our previously-outstanding 5% convertible promissory notes due 2009. The New Notes were exchanged at a discount of 77.5%.

Other income increased 57% to approximately $442,000 for the three month period ended June 30, 2007 from approximately $282,000 for the three month period ended June 30, 2006. Other income primarily consisted of a non-cash gain on fair value change on derivative of approximately $394,000 resulting from changes in the fair value of the interest make-whole derivative included in our 3.5% convertible senior notes due 2011.

Six Month Periods Ended June 30, 2007 and June 30, 2006

Revenues

Total revenues increased 152% to approximately $39,112,000 for the six month period ended June 30, 2007 from approximately $15,526,000 for the six month period ended June 30, 2006.

Product sales increased 219% to approximately $37,805,000 for the six month period ended June 30, 2007 from $11,868,000 for the for the six month period ended June 30, 2006 due to sales of approximately $26,405,000 resulting from the acquisition of ANTARA in August 2006, partially offset by lower FACTIVE sales of approximately $11,400,000 due to higher returns and lower gross shipments.

Co-promotion revenue decreased 100% to $0 for the six month period ended June 30, 2007 from approximately $3,416,000 for the six month period ended June 30, 2006 due to the termination of our co-promotion arrangement with Auxilium in August 2006.

Other revenues increased 440% to $1,307,000 for the six month period ended June 30, 2007 from $242,000 for the six month period ended June 30, 2006 primarily due to a milestone payment of $1,000,000 from Abbott Laboratories relating to FACTIVE sales in Canada as well as the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased slightly to approximately $56,418,000 for the six month period ended June 30, 2007 from approximately $56,453,000 for the six month period ended June 30, 2006.

Cost of product sales increased 193% to approximately $15,345,000 for the six month period ended June 30, 2007 from $5,235,000 for the six month period ended June 30, 2006 as a result of our acquisition of ANTARA in August 2006 which resulted in shipments of ANTARA capsules during the second quarter of 2007 and costs associated with the write-up of inventory to fair value of ANTARA product obtained during the acquisition. Our overall gross product margin was approximately 62% and 56% for the six month periods ended June 30, 2007 and 2006, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules offset by a decrease of FACTIVE tablets as a result of lower shipments and higher returns associated with the announcement of the FDA approval of five-day treatment for CAP. We expect to ship the remaining inventory acquired in the acquisition of ANTARA by the end of 2007.

Research and development expenses decreased 54% to approximately $2,797,000 for the six month period ended June 30, 2007 from approximately $6,134,000 for the six month period ended June 30, 2006. This decrease is primarily due to completion of the enrollment of the 7,500 patients in the FACTIVE post-marketing trials in February 2007. The Company’s total costs related to this trial were completed by the end of the second quarter of 2007. At June 30, 2007, there was no clinical trial accrual balance remaining

Selling and marketing expenses decreased 16% to approximately $31,803,000 for the six month period ended June 30, 2007 from approximately $37,682,000 for the six month period ended June 30, 2006. This decrease is a result of decreases in co-promotion expenses relative to our arrangement with Auxilium which terminated in 2006 of approximately $2,022,000 along with overall cost control efforts during the six month period ended June 30, 2007 resulting in lower payroll and payroll related expenses of approximately $1,535,000, lower publication, media, and market research costs of approximately $967,000, lower conference and meeting expenses of approximately $503,000 and lower sample costs of approximately $235,000. The decrease was also attributable to decreases in consulting expenses of approximately $194,000, decreases in stock based compensation costs of approximately $239,000, as well as decreases in other selling and marketing activities of approximately $593,000, offset by an increase in costs associated with travel and entertainment of approximately $409,000.

General and administrative expenses decreased 13% to approximately $6,473,000 for the six month period ended June 30, 2007 from approximately $7,402,000 for the six month period ended June 30, 2006. This change is primarily due to decreases in legal expense of approximately $545,000 primarily related to business development activities, decreases in stock based compensation expense of approximately $441,000, a decrease in consulting expenses of approximately $142,000, partially offset by an increase in other general and administrative expenses of approximately $199,000.

Other Income and Expense

Interest income decreased 24% to approximately $1,210,000 for the six month period ended June 30, 2007 from approximately $1,597,000 for the six month period ended June 30, 2006 reflecting lower overall cash balances offset by higher interest rate yields on investments.

Interest expense increased 166% to approximately $10,847,000 for the six month period ended June 30, 2007 from $4,082,000 for the six month period ended June 30, 2006. For the six month period ended June 30, 2007, interest expense primarily consisted of approximately $4,415,000 related to financing with Paul Capital, approximately $1,945,000 due to accretion of the bond discount associated with newly acquired debt, approximately $1,338,000 related to approximately $225.7 million of 3.5% convertible senior notes, resulting from the exchange of previously-outstanding 3 1/2% convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May of 2007. Additionally, interest expense consisted of approximately $1,772,000 related to approximately $152.7 million of 3 1/2% senior convertible promissory notes issued in the second quarter of 2004, of which approximately $804,000 remains after the debt exchange in May 2007, approximately $560,000 related to approximately $22.3 million of 5% convertible promissory notes assumed in the Genesoft merger, of which approximately $13.3 million remains after the debt exchange in May 2007, approximately $549,000 related to amortization of deferred financing costs, as well as approximately $268,000 of non-cash interest expense related to the facility lease liability.

We recorded a one-time non cash gain on exchange of convertible notes of approximately $30.8 million for the six month period ended June 30, 2007 resulting from the issuance of approximately $225.7 million of 3.5% convertible senior notes due 2011 in connection with the exchange and tender of approximately $151.9 million of our previously-outstanding 3 1/2% senior convertible promissory notes due 2011 and the exchange and tender of approximately $9.0 million of our previously-outstanding 5% convertible promissory notes due 2009.

Other income increased 130% to approximately $649,000 for the six month period ended June 30, 2007 from approximately $282,000 for the six month period ended June 30, 2006. Other income primarily consisted of a non-cash gain on fair value change on derivative of approximately $394,000 due to changes in the fair value of the interest make-whole derivative included in our 3.5% convertible senior notes due 2011.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements and the sale of FACTIVE tablets and ANTARA capsules.

As of June 30, 2007, we had total cash, cash equivalents, and restricted cash of approximately $69,734,000, which includes approximately $4,130,000 in restricted cash. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations through at least the end of 2008. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

In recent years, we have experienced significant hiring and employment costs in an effort to build an effective sales and marketing organization to commercialize our products, expand the medical/development organization to support additional development and commercialization of our products and to build the infrastructure necessary to support these efforts. We expect expenses in the sales and marketing areas to be a significant component of our total costs reflecting continued commercialization of FACTIVE and ANTARA as we seek to grow our sales.

Cash Flows

Our operating activities used cash of approximately $16,338,000 and $33,676,000 for the six month periods ended June 30, 2007 and 2006, respectively.

Cash used in our operating activities for the six month period ended June 30, 2007 was primarily a result of our net income of approximately $4,315,000 along with non-cash items such as a non-cash gain on exchange of convertible note of approximately $30,824,000, non-cash depreciation and amortization expenses of approximately $4,966,000, non-cash interest expenses of approximately $2,761,000, stock-based compensation of approximately $1,379,000, a non-cash gain from the change in the fair value of a derivative of approximately $394,000, and provision for excess and obsolete inventories of approximately $142,000. Additionally, cash used in our operating activities includes decreases in accounts payable of approximately $2,119,000 as a result of timing of vendor payments, decreases in accrued expenses and other liabilities of approximately $1,942,000 related to timing of vendor invoices, decreases in accrued facilities impairment charges of approximately $1,346,000 related to our San Francisco facility, increases in prepaid expenses and other current assets of approximately $388,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction, decrease in the provision for accounts receivable of approximately $172,000, a gain on disposition of investment of approximately $158,000, as well as decreases in deferred revenue of approximately $25,000 as a result of the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. These uses of cash were partially offset by decreases in accounts receivable of approximately $3,268,000 resulting from higher collections on customer balances including the receipt of approximately $1.0 million from Menarini related to the FACTIVE European transaction, and decreases in inventory of approximately $2,812,000 as a result of increased sales of ANTARA, as well as increases in other long-term liabilities of approximately $1,387,000 related to accrued interest on long-term debt.

Cash used in our operating activities for the six month period ended June 30, 2006 was primarily a result of our net loss of approximately $43,130,000 and decreases in accounts payable of approximately $1,002,000, gain on disposition of investment of approximately $237,000, and accrued facilities impairment charge of approximately $1,400,000 related to our San Francisco facility. These uses of cash were partially offset by increases in accrued expenses and other current liabilities of approximately $238,000 resulting from higher sales reserves and allowances related to a sample card promotional program, higher deferred revenue of approximately $253,000, and higher other long-term liabilities of approximately $612,000. Additional offsets include a decrease in accounts receivable of approximately $2,769,000, lower inventory balances of approximately $1,404,000 due to higher shipments and lower prepaid expenses and other current assets of approximately $720,000 related to decreased prepaid marketing costs for the six month period ended June 30, 2006. Offsetting our operating uses of cash were non-cash depreciation and amortization expenses of approximately $2,759,000, stock-based compensation of approximately $2,090,000, provision for excess and obsolete inventories of approximately $408,000, provision for bad debts of approximately $34,000, as well as non-cash interest expense of approximately $806,000.

Our investing activities provided cash of approximately $1,873,000 for the six month period ended June 30, 2007 and provided cash of approximately $5,568,000 for the six month period ended June 30, 2006, respectively. Cash provided by our investing activities for the six month period ended June 30, 2007 was primarily related to a decrease of approximately $2,482,000 in restricted cash, proceeds from notes receivable of approximately $409,000 and proceeds from the disposition of investment of approximately $158,000. These cash proceeds were partially offset by an increase in other assets of approximately $1,171,000.

Cash provided by our investing activities for the six month period ended June 30, 2006 was primarily related to proceeds from maturities of marketable securities of approximately $2,696,000, proceeds of $237,000 related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter, a decrease in restricted cash of approximately $2,621,000, as well as proceeds from notes receivable of approximately $97,000.

Our financing activities provided cash of approximately $41,873,000 for the six month period ended June 30, 2007 and provided cash of approximately $34,072,000 for the six month period ended June 30, 2006, respectively. Cash provided by our financing activities for the six month period ended June 30, 2007 was primarily due to the net proceeds from the issuance of notes from the debt exchange transaction of approximately $41,524,000, exercise of 4,980 stock options for approximately $17,000, and proceeds from the issuance of 83,642 shares of stock under the employee stock purchase plan of approximately $360,000, offset by payments on long-term obligation of approximately $28,000.

Cash provided by our financing activities for the six month period ended June 30, 2006 was primarily due to the issuance of 2,254,402 shares of common stock in connection with the completion of a private placement which generated net proceeds of approximately $33,482,000, proceeds from exercise of 47,816 stock options of approximately $143,000 and proceeds from the issuance of 29,014 shares of stock under the employee stock purchase plan of approximately $447,000.

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

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the notes at its election before May 10, 2010. After this date, we can redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Upon the occurrence of a termination of trading of our common stock or a change of control transaction in which substantially all of our common stock is exchanged for consideration other than common stock that is listed on a U.S. national securities exchange or market (such as NASDAQ), holders of these notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the case of a change of control transaction in which all of the consideration paid for our common stock consists of cash, we may have an obligation to pay an additional make-whole premium to the note holders based on a formula set forth in the indenture. In connection with the issuance, we recorded deferred financing costs of $5,708,000 which are being amortized to interest expense on a straight-line basis over the period the notes are outstanding. A portion of the net proceeds from the offering was used to purchase U.S. government securities as pledged collateral to secure the first six scheduled interest payments on the notes, all of which have been paid as of June 30, 2007. As part of the issuance, we filed a shelf registration statement relating to the resale of the notes and the common stock issuable upon conversion.

In May 2007, we completed (i) an exchange offer with certain holders of our Original 2011 Notes in which we exchanged $151.9 million aggregate principal amount of our new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151.9 million aggregate principal amount of our then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which we exchanged approximately $10.6 million aggregate principal and accrued interest amount of our then outstanding 2009 Notes for approximately $13.7 million aggregate principal amounts of the New Notes. There are approximately $0.8 million of Original 2011 Notes and approximately $13.3 million of 2009 Notes that were not exchanged and, therefore, remain outstanding.

We also issued an additional $60.0 million of New Notes to the public for cash at a public offering price of 77.5% of principal resulting in $46.5 million in gross proceeds to us. The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of our common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. Before May 10, 2010, we may not redeem the New Notes. On or after May 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the auto-conversion feature). If a holder elects to voluntary convert their New Notes or we elect to automatically convert some or all of the New Notes on or prior to May 10, 2010, we will pay additional interest to holders of New Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the New Notes from the last day interest was paid on the New Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in our common shares, at our option. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

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

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF 88-18, Sales of Future Revenues. We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through June 30, 2007, the Company has paid approximately $3,251,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of June 30, 2007, no gain or loss has been recorded.

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

Guardian II entered into a Note Purchase Agreement, (the “Note Purchase Agreement”), with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note, (the “Note”), due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the Note at the time, and (ii) we issue to Paul Capital, at the time of the exercise of such option, a warrant for a number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. If we exercise such option, the number of shares subject to the warrant issuable to Paul Capital would be between 288,018 shares and 367,529 shares, depending upon the amount, if any, of the interest payable on the Note we elect to have added to the principal of the Note rather than paid in cash as described below.

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

Contractual Obligations

Other than the issuance of convertible debt as set forth above under “Our Outstanding Debt Obligations and Equity Financings”, for the three month period ended June 30, 2007, there were no material changes to our contractual obligations outside the ordinary course of business.

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

We have a history of significant operating losses and expect losses to continue for some time. Although we recorded a one-time, non-cash gain of approximately $30.8 million in the second quarter related to the debt exchange (described above under “Our Outstanding Debt Obligations and Equity Financings”), we expect to continue to have net losses in the near future and had an accumulated deficit of approximately $411,590,000 as of June 30, 2007. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE and ANTARA, co-promotion revenues based on the sale of TESTIM gel (which we no longer promote), sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

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

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. We may become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or a foreign patent office to determine our patent rights with respect to third parties which may include competitors in the pharmaceutical industry. Interference proceedings in the U.S. Patent and Trademark Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to discover such intellectual property. We may become involved in patent litigation against third parties to enforce our patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to us of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. We do not expect to maintain separate insurance to cover intellectual property infringement. Our general liability insurance policy does not cover our infringement of the intellectual property rights of others. If infringement litigation against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of our products or services and be liable for damages. In certain cases, a license may be available, although we may not be able to obtain such a license on commercially acceptable terms, or at all.

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

We have a substantial level of debt. As of June 30, 2007, we had approximately $301.1 million of indebtedness outstanding (including accrued interest and excluding a bond discount of $48.8 million), which includes $39.0 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $15.7 million of outstanding indebtedness will mature in 2009, approximately $21.1 million of outstanding indebtedness will mature in 2010 and approximately $225.2 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $41.5 million. The level and nature of our indebtedness, among other things, could:

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

We believe our existing funds, including approximately $41.5 million we received as a result of the completion of our convertible debt offering in May 2007, and anticipated cash generated from operations should be sufficient to support our current plans through at least the end of 2008. We may need to raise additional capital in the future to fund our operations and/or other potential commercial or development opportunities, to support our sales and marketing activities, and to fund clinical trials and other research and development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for pharmaceutical companies and the progress of the FACTIVE and ANTARA commercial programs, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

FACTIVE tablets and ANTARA capsules are the first two FDA-approved products which we own and promote. To date, we still have limited marketing and sales experience. The continued development of these marketing and sales capabilities, including any expansion of our sales force, will require significant expenditures, management resources and time. Failure to establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to assume and continue to grow the ANTARA and FACTIVE brands and related product sales.

Our products and product candidates face significant competition in the marketplace.

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 94% of U.S. fenofibrate sales for the six month period ended June 30, 2007. ANTARA also competes with Triglide, a fenofibrate marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate sales for the six month period ended June 30, 2007.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. In May 2005, Teva Pharmaceutical Industries, Ltd. obtained final FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In January 2006, Cipher Pharmaceuticals, Inc. obtained final FDA approval to market a 150 mg strength of fenofibrate and in July 2007 announced that it had granted ProEthic Pharmaceuticals, Inc. an exclusive license to market the product in the United States.

There are also several non-fenofibrate FDA-approved products with similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin, ezetimibe and fixed-dose, combination products.

We are also aware that LifeCycle Pharma A/S is developing a 40 mg and a 120 mg fenofibrate product and, on December 27, 2006, we received notice that LifeCycle Pharma had filed a new drug application with the FDA referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Under current FDA policies, a section 505(b)(2) new drug application may be used to seek approval based in part on the FDA’s prior findings of safety and efficacy for another entity’s application, including for a product whose strength, dosage form, route of administration or labeling differs from the product covered by the application for the other drug being referenced, known as the reference listed drug. A 505(b)(2) application can be based in part on a showing that the proposed product is bioequivalent to the reference listed drug. LifeCycle Pharma’s 505(b)(2) application included a certification, known as a Paragraph IV certification, alleging that its fenofibrate product does not infringe the patents that have been submitted to the FDA for ANTARA and listed in FDA’s publication known as the Orange Book. We decided, based on the current patent estate for ANTARA and LifeCycle Pharma’s product description, not to pursue litigation. LifeCycle Pharma recently announced that it granted Sciele Pharmaceuticals rights to market the 40mg and 120mg fenofibrate product in North America when approved.

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

As part of our growth strategy, we intend to acquire, develop and commercialize additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. The acquisition of rights to additional products would likely require us to make significant up-front cash payments, which could adversely affect our liquidity and/or may require us to raise additional capital and/or secure external sources of financing. We may seek funding for product acquisitions through equity or debt offerings, through royalty-based financings or by a combination of these methods, such as the financing we completed with Paul Capital to fund the ANTARA acquisition. There is no assurance that we will be able to raise the funds necessary to complete any product acquisitions on acceptable terms or at all. If we raise funds it could dilute shareholders, or if we use existing resources it could adversely affect our liquidity and accelerate our need to raise additional capital.

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

For instance, we, along with many other pharmaceutical companies, received correspondence in 2007 from the FDA stating that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of ANTARA. The FDA suggested that we take one of the following steps to assess the accuracy of such data: conduct an independent audit of the trials to verify the data, re-assay samples or repeat the studies. The FDA also stated that it has not detected any signals or any evidence that the products mentioned in its correspondence pose a safety risk or that there has been any impact on efficacy. We have responded to the FDA informing the FDA that we do not believe that these steps are necessary, because the FDA audited the pivotal MDS Pharma study at issue prior to its approval of ANTARA, and because there are other non-MDS Pharma data that support the safety and effectiveness of ANTARA. Because the outcome of this issue is uncertain, we cannot predict whether this issue will have a material impact on our results of operations.

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

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the API of FACTIVE, and we use Patheon Inc. (Patheon) to produce the finished FACTIVE tablets; the only source of supply for FACTIVE API is LG Life Sciences’ facility in South Korea, and Patheon is currently our only source of finished FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and receives ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Cardinal Health PTS, LLC (Cardinal Health) to package finished ANTARA capsules and FACTIVE tablets.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management and distribution of commercial and sample quantities of FACTIVE tablets and ANTARA capsules. We have an exclusive arrangement with Integrated Commercialization Solutions, Inc. (ICS) to perform such supply chain services with respect to commercial product through the second quarter of 2010.

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

We sell FACTIVE and ANTARA to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE and ANTARA to these wholesalers, and they do not determine such products prescription demand. However, approximately 89% of our product shipments during the six months ended June 30, 2007 were to only three wholesalers. Our ability to commercialize FACTIVE and/or ANTARA will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets and ANTARA capsules via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE and ANTARA, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets or ANTARA capsules, the commercialization of FACTIVE and/or ANTARA and our anticipated revenues and results of operations could be adversely affected.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004 but did not meet its primary endpoint. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. Although we have agreed with the FDA to a Special Protocol Assessment regarding specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved Special Protocol Assessment for a particular protocol is no longer valid. Further, any third party with whom we may partner or grant our rights to Ramoplanin may not be able to complete future trials, make the filings within the timeframes we currently expect or demonstrate the safety and efficacy of Ramoplanin to the satisfaction of the FDA or other regulatory authorities. If the trials or the filings are delayed or not approved by the FDA, our business may be adversely affected.

If we choose to pursue additional indications for FACTIVE or ANTARA, or are required to conduct additional clinical trials, we may not be able to demonstrate the safety and efficacy of FACTIVE or ANTARA for those indications to the satisfaction of the FDA, or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or require additional studies or a filing for a narrower indication.

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

We have limited experience in conducting and managing the preclinical and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical studies. Also, the results of our clinical trials may not be consistent with the results obtained in preclinical studies or the results obtained in later phases of clinical trials may not be consistent with those obtained in earlier phases. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 55 issued U.S. patents, approximately 66 pending U.S. patent applications, 56 issued foreign patents and approximately 118 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

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

We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license. We acquired exclusive rights to ANTARA trademarks, trade names, domain names and logos. We have recently become aware that Antara Biosciences, Inc. has filed a trademark application with the U.S. Patent and Trademark Office for the ANTARA and ANTARA BIOSCIENCES marks in connection with biotechnology related goods and services. We have filed a complaint in the Federal District Court alleging, among other things, trademark infringement seeking to enjoin ANTARA BIOSCIENCES from using the ANTARA mark and are presently in settlement negotiations with ANTARA BIOSCIENCES to cease their use of the mark.

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

We are highly dependent on the principal members of our senior management and key scientific, sales and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following executive officers: Steven M. Rauscher, President and Chief Executive Officer; Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations; and Philippe M. Maitre, Senior Vice President and Chief Financial Officer. The term of each employment agreement continues until it is terminated by the officer or Oscient.

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

We have entered into commercialization relationships with Pfizer Mexico, Abbott Canada and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico, in Canada to Abbott Canada and in Europe to Menarini. Obtaining foreign approvals may require additional trials and expense. Further, in order to market FACTIVE in Europe, we or our distribution partners may need to obtain multiple regulatory approvals. For instance, our predecessor’s original regulatory filing in the United Kingdom was rejected. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE. If our partners are unsuccessful in their efforts to obtain and/or expand the respective marketing approval, it would significantly limit the revenues that we expect to obtain from the sales of FACTIVE.

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

Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in ANTARA or FACTIVE, transfer of all or substantially all of our assets, breach certain of the covenants, representations or warranties under the revenue interests assignment agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the put/call price as required.

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

We rely on operational data obtained from third party vendors which could be inaccurate.

We rely on prescription and wholesaler data obtained from industry-accepted, third-party data sources. These third-party data projections may not accurately reflect actual prescriptions or trade levels of inventory. If this data turns out to be inaccurate or unreliable and our controls are not effective, there could be an adverse effect on our ability to properly manage inventory and our financial performance.

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and ANTARA capsules;

•	the revenues that we may derive from the sale of FACTIVE tablets and ANTARA, as compared to analyst estimates;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	the results of any clinical trials that we may conduct and the pace of our progress in those clinical trials;

•	the results of clinical trials conducted by partners for Ramoplanin or products developed from any of our legacy alliances and the pace of our progress in those clinical trials;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the pharmaceutical industry generally;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending June 30, 2007 the closing price of our common stock as reported on the NASDAQ Global Market ranged from a high of $23.92 to a low of $4.20. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 7, 2007. At the meeting, our shareholders took the following actions:

(i)	Election of directors.

	For	Withheld
Gregory B. Brown	10,880,070	365,043
Robert J. Hennessey	10,359,582	885,531
Walter Flamenbaum	10,880,637	364,476
William R. Mattson	10,908,236	336,877
Gary Patou	10,708,809	536,304
Steven M. Rauscher	10,751,180	493,933
William S. Reardon	10,917,943	327,170
Norbert G. Riedel	10,891,578	353,535
David K. Stone	10,918,525	326,588
John E. Voris	10,912,734	332,379

(ii)	To approve an amendment to the Amended and Restated Employee Stock Purchase Plan (the “Plan”), to (i) increase the number of shares of common stock, par value $0.10 per share, available for issuance under the plan from 281,250 to 431,250 shares, and (ii) increase the purchase price of common stock purchased by eligible employees under the Plan from 85% of the fair market value of the common stock to 95% of the fair market value of the common stock, at the time of grant or the time at which the option to purchase common stock is deemed exercised, whichever is less.

For	Against	Abstain	Non-Voting
4,557,399	231,808	9,921	6,445,985

(iii)	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
11,080,578	66,733	97,802

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

August 9, 2007

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