Form 10-Q
period 2007-09-30
OSCIENT PHARMACEUTICALS CORP
filed 2007-11-07
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	13,871,909 Shares
$0.10 PAR VALUE	Outstanding November 2, 2007

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,116	$38,196
Restricted cash	—	2,483
Notes receivable	1,147	590
Accounts receivable (net of allowance for bad debts of $177 and $349 in 2007 and 2006, respectively)	10,143	11,937
Inventories	9,838	14,237
Prepaid expenses and other current assets	2,173	2,791

Total current assets	80,417	70,234

Property and Equipment, at cost:
Manufacturing and computer equipment	4,718	4,722
Equipment and furniture	564	1,159
Leasehold improvements	138	138

	5,420	6,019
Less—Accumulated depreciation	4,473	4,522

	947	1,497
Restricted cash	4,130	4,129
Long-term notes receivable	80	1,269
Other assets	5,974	4,074
Intangible assets, net	113,180	120,011
Goodwill	77,699	78,193

	$282,427	$279,407

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term obligations	$38	$38
Accounts payable	7,962	10,402
Accrued expenses and other current liabilities	20,124	16,418
Current portion of accrued facilities impairment charge	2,383	2,182
Deferred revenue	887	750

Total current liabilities	31,394	29,790

Long-term Liabilities:
Long-term obligations, net of current maturities	250,103	234,186
Noncurrent portion of accrued facilities impairment charge	9,544	11,718
Other long-term liabilities	5,737	5,073
Deferred revenue	363	636

Shareholders’ Deficit:
Common stock, $0.10 par value - Authorized - 174,375 shares, Issued and Outstanding - 13,866 and 13,559 in 2007 and 2006, respectively	1,387	1,356
Series B restricted common stock, $0.10 par value - Authorized - 625 shares, Issued and outstanding - none	—	—
Additional paid-in-capital	414,986	412,553
Accumulated deficit	(431,087)	(415,905)

Total shareholders’ deficit	(14,714)	(1,996)

	$282,427	$279,407

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three-Months Ended September 30, 2007	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2007	Nine-Months Ended September 30, 2006
Revenues (net):
Product sales	$15,457	$8,308	$53,262	$20,176
Co-promotion	—	3,474	—	6,890
Biopharmaceutical/other revenues	111	580	1,418	822

Total net revenues	15,568	12,362	54,680	27,888

Costs and expenses:
Cost of product sales (1)	7,929	6,573	23,274	11,808
Research and development (1)	1,476	4,281	4,273	10,415
Selling and marketing (1)	17,632	17,215	49,436	54,897
General and administrative (1)	3,367	4,379	9,840	11,781

Total costs and expenses	30,404	32,448	86,823	88,901

Loss from operations	(14,836)	(20,086)	(32,143)	(61,013)
Other income (expense):
Interest income	771	842	1,982	2,439
Interest expense	(7,818)	(2,807)	(18,665)	(6,889)
Gain on disposition of investment	73	1,380	231	1,617
Gain on exchange of convertible notes	—	—	30,824	—
Gain on derivative related to the convertible notes	2,406	—	2,800	—
Other income	15	14	112	60

Net other income (expense)	(4,553)	(571)	17,284	(2,773)

Loss from continuing operations before income tax	(19,389)	(20,657)	(14,859)	(63,786)
Provision for income tax	(108)	—	(323)	—

Net loss	$(19,497)	$(20,657)	$(15,182)	$(63,786)

Net loss per common share: basic and diluted	$(1.43)	$(1.62)	$(1.12)	$(5.60)

Weighted average common shares outstanding: basic and diluted	13,604,508	12,742,057	13,591,332	11,400,169

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$11	$30	$25	$63
Research and development	$(65)	$23	$13	$115
Selling and marketing	$307	$348	$773	$1,052
General and Administrative	$411	$620	$1,232	$1,881

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine-Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(15,182)	$(63,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,427	4,664
Provision for excess and obsolete inventories	779	986
(Recovery of) provision for bad debts	(172)	344
Non-cash interest expense	6,348	1,095
Gain on exchange of convertible notes	(30,824)	—
Gain on derivative related to convertible notes	(2,800)	—
Gain on disposition of investment	(231)	(1,617)
Stock-based compensation	2,043	3,110
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,966	(3,356)
Inventories	3,620	(1,700)
Prepaid expenses and other current assets	618	1,557
Accounts payable	(2,440)	1,288
Accrued expenses and other liabilities	3,841	1,781
Deferred revenue	(137)	444
Accrued facilities impairment charge	(2,000)	(2,167)
Accrued other long-term liabilities	1,992	1,071

Net cash used in operating activities	(25,152)	(56,286)

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	—	2,696
Proceeds from disposition of investment	231	1,617
Purchases of property and equipment	(50)	(158)
Proceeds from sale of property and equipment	3	1
Decrease in restricted cash	2,482	2,465
Increase in other assets	(1,143)	(284)
Proceeds from notes receivable	632	271
Cash flow related to product acquisition	—	(77,513)

Net cash provided by (used in) investing activities	2,155	(70,905)

Cash Flows from Financing Activities:
Proceeds from issuance of stock in connection with acquisition of ANTARA	—	9,958
Proceeds from issuance of notes, net of issuance discount	41,524	—
Proceeds from exercise of stock options	17	166
Proceeds from issuance of stock under the employee stock purchase plan	404	740
Proceeds from issuance of convertible notes	—	20,000
Proceeds from the assignment of revenue interest	—	40,000
Proceeds from financing, net of issuance costs	—	33,478
Payments on long-term obligations	(28)	—

Net cash provided by financing activities	41,917	104,342

Net Increase (Decrease) in Cash and Cash Equivalents	18,920	(22,848)
Cash and Cash Equivalents, beginning of year	38,196	65,618

Cash and Cash Equivalents, end of period	$57,116	$42,770

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$10,024	$2,678

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1) Operations and Basis of Presentation

Oscient Pharmaceuticals Corporation (the Company) is a commercial-stage pharmaceutical company marketing two FDA-approved products in the United States; ANTARA® (fenofibrate) capsules, a cardiovascular product and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company began promoting ANTARA in late August 2006. The Company licenses the rights to ANTARA from Ethypharm S.A of France (Ethypharm). FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea. The Company launched FACTIVE in the U.S. market in September 2004. Oscient promotes ANTARA and FACTIVE through a national sales force calling on primary care physicians, cardiologists, endocrinologists and pulmonologists.

Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin for the treatment of Clostridium difficile-associated disease. The Company has made the strategic decision to concentrate its financial resources on building its commercial business in the United States and is currently seeking to out-license, co-develop or sell its rights to Ramoplanin to a partner.

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

(a) Revenue Recognition

The Company’s principal sources of revenue are the product sales of ANTARA capsules and FACTIVE tablets. ANTARA is supplied to the market in two packages; bottles containing 30 capsules, each of which capsule contains 130 mg of active ingredient and bottles containing 30 capsules, each of which capsule contains 43 mg of active ingredient. FACTIVE is also supplied to the market in two packages; a package containing five tablets, each of which tablet contains 320 mg of active ingredient (five-day packs) and a package containing seven tablets, each of which tablet contains 320 mg of active ingredient (seven-day packs). Although the Company anticipates ANTARA revenues to be steady throughout the fiscal year, the Company expects demand for FACTIVE to be highest in the first and fourth quarters as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the autumn and winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which currently range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if the Company has completed its remaining obligations under the arrangement. If the Company has further obligations, milestone payments are recognized as revenue if the Company has sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period. In addition, on August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company will recognize over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (Abbott), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of the agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue in the nine-month period ended September 30, 2007. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

(b) Sales Rebates, Discounts and Incentives

The Company’s sales of FACTIVE and ANTARA are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When the Company delivers its product, the Company reduces the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery: product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in the Company’s estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and twelve months subsequent to the expiration date of its product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. During the third quarter of 2007, the Company increased its estimate for product returns as a result of returns of product lots related to the seven day course of treatment of FACTIVE tablets. The Company believes the product return was a result of a combination of the shift in product demand from seven day course of treatment to five day course of treatment and returns associated with initial stocking of FACTIVE. This increase in estimate resulted in a decrease to net income, basic and diluted earnings per share (EPS) of approximately $1,400,000 or $0.10, for the three-months ended September 30, 2007. At September 30, 2007 and December 31, 2006, the Company’s product return reserve was approximately $2,697,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $205,000 and $202,000, respectively.

Rebates

The Company estimates rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, and current average rebate rates. The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of September 30, 2007 and December 31, 2006, the balance of the accrual for commercial managed care and Medicaid rebates for ANTARA and FACTIVE was approximately $3,377,000 and $2,994,000, respectively. Considering the estimates made by the Company, as well as estimates included in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

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

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers mail-in rebates and point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, the Company initiated one voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on October 15, 2007. As of September 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs was approximately $568,000 and $452,000, respectively.

Voucher Rebate Programs for ANTARA

The Company initiated three voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization. The first program expired on December 31, 2006, the second program expired on September 30, 2007, and the third program expires on January 31, 2009. As of September 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs was approximately $1,674,000 and $619,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of FACTIVE and ANTARA. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Note 7(b).

The Company performs ongoing credit evaluations of its customers and collateral is generally not required. As of September 30, 2007 and December 31, 2006, the Company reserved approximately $39,000, for bad debts related to the sale of FACTIVE or ANTARA. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of FACTIVE and ANTARA. Amounts past due from customers are determined based on contractual payment terms. Through September 30, 2007, payments have generally been made in a timely manner. The Company also reserved approximately $138,000 and $310,000 as of September 30, 2007 and December 31, 2006, respectively, related to other non-trade receivables.

The following table represents accounts receivable (in thousands):

	As of September 30, 2007	As of December 31, 2006
Trade, net	$10,135	$10,658
Other, net	8	1,279

Total	$10,143	$11,937

(d) Restricted Cash

As of September 30, 2007, the Company’s restricted cash consists, in part, of approximately $3,697,000 of cash in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility and approximately $433,000 of cash in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility. The restrictions related to the South San Francisco and the Waltham facilities expire on February 28, 2011 and March 31, 2012, respectively.

(e) Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory and recognized as cost of goods sold on an average cost basis. For FACTIVE, inventories consist of raw material in powder form of approximately $2,754,000 and $4,488,000, work-in-process of approximately $1,516,000 and $1,734,000, and finished tablets of approximately $2,388,000 and $3,095,000, as of September 30, 2007 and December 31, 2006, respectively. For ANTARA, inventories consist of work-in-process of approximately $2,124,000 and $3,894,000, and finished capsules of approximately $1,056,000 and $1,026,000, as of September 30, 2007 and December 31, 2006, respectively.

On a quarterly basis, the Company analyzes inventory levels, and provides a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of their expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. During the quarter ended September 30, 2007, approximately $1,204,000 of ANTARA inventory obtained in the product acquisition became obsolete. Expired inventory is disposed of and the related costs are written off against the previously established reserves.

At September 30, 2007 and December 31, 2006, there was approximately $11,000 and $1,091,000 in FACTIVE sample product to be used for FACTIVE marketing programs and approximately $1,202,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of September 30, 2007	As of December 31, 2006
Raw material	$2,754	$4,488
Work-in-process	3,640	5,628
Finished goods	3,444	4,121

Total	$9,838	$14,237

(f) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is antidilutive. Antidilutive common stock equivalents, which consist of stock options, securities sold under the Company’s employee stock purchase plan, directors’ deferred stock, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 20,424,616 and 6,274,040 shares of the Company’s common stock (prior to the application of the treasury stock method) during the three and nine-month periods ended September 30, 2007 and 2006, respectively.

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

In connection with financing the acquisition of ANTARA in the third quarter of 2006, the Company recognizes an embedded derivative instrument related to a put/call liability. In connection with the convertible debt exchange in the second quarter of 2007, the Company recognizes an embedded derivative instrument related to an interest make-whole provision. Both are recognized in the accompanying consolidated financial statements at fair value and are recorded as other long-term liabilities in the accompanying balance sheets. Changes in fair value are recorded in the consolidated statements of operations. See Note 7.

(j) Reclassifications

The Company has reclassified certain prior-year information to conform with the current year’s presentation.

(k) Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine-month periods ended September 30, 2007 and 2006, the net loss is equal to the comprehensive net loss.

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

As of September 30, 2007, the Company does not believe that any of its long-lived assets, goodwill or intangible assets are impaired.

(m) Stock-Based Compensation

The Company records stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. See Note 4.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (the “Interpretation”) (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows. Further, there have been no changes during the nine-months ended September 30, 2007.

In accordance with FIN No. 48, the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

(o) Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the Company’s first quarter of 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of SFAS No. 159 on its consolidated financial statements.

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

(3) Restructuring Plans

At the time of acquisition of Genesoft Pharmaceuticals (Genesoft) in 2004, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In the quarter ended December 31, 2004, in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3) the Company made an adjustment to the facilities impairment estimate based on the additional cost of utilities and other related expenses of approximately $4,730,000. The adjustment was recorded as an additional cost of the acquired company. In 2007 and 2006, in accordance with EITF No. 95-3, the Company made adjustments to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $368,000 and $119,000, respectively. These adjustments were recorded as reductions to goodwill.

The following table summarizes the liability activity related to the Genesoft acquisition during the nine-month period ended September 30, 2007 (in thousands):

	Balance at December 31, 2006	Liability Adjustment	Cash Payments	Interest Accretion	Balance at September 30, 2007
Accrued facility lease liability	$13,900	$(368)	$(2,000)	$395	$11,927

(4) Stockholder’s Equity

Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and authorized 500,000 shares of Common Stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of September 30, 2007, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of September 30, 2007, 1,763,447 shares were authorized and 378,138 shares were available for future issuance under the 2001 Incentive Plan and 500,000 shares were authorized and 350,000 shares were available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock. The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. As of September 30, 2007, 431,250 shares were authorized and 150,636 shares were available for future issuance under this plan.

Stock-Based Compensation

The Company accounts for all employee share-based payments, including grants of stock options, restricted stock and stock issued under the ESPP, in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R).

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

Stock compensation expense recorded in the nine-month periods ended September 30, 2007 and 2006 was $2,043,000 and $3,111,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of September 30, 2007, the Company estimates there is approximately $4,488,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.72 years. The Company expects approximately 450,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(5) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. The fair value of the Company’s cash equivalents is determined based on market value. At September 30, 2007 and December 31, 2006, cash and cash equivalents consisted of cash totaling $50,485,000 and $35,222,000, respectively, and money market funds of $6,631,000 and $2,974,000, respectively.

(6) Notes Receivable

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was issued notes by the lessor totaling approximately $2,918,000 related to the repayment of security deposits made by the Company. The notes bear interest at rates ranging from 5.5% to 7.75% and have expiration dates ranging from February 2008 to November 2008. Principal and interest are repaid by the lessor to the Company over the 36 month lease term as lease payments are made on the vehicles.

(7) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
3.50% convertible senior notes, net of discount	$176,901	$—
Revenue interest assignment	38,995	38,995
12% senior secured note	20,000	20,000
5% convertible promissory notes	13,300	22,310
3 1/2% senior convertible promissory notes	804	152,750
Capital lease	141	169

	250,141	234,224
Less-current portion of capital lease	38	38

	$250,103	$234,186

The following table presents future maturities of debt and other financial arrangements as of September 30, 2007 (in thousands):

2008	38
2009	13,338
2010	20,038
2011	177,732
2012	38,995
Thereafter	—

Total	$250,141

(a) Debt Obligations

On February 6, 2004, in connection with our merger with Genesoft, the Company issued $22,309,647 in principal amount of our 5% convertible five year promissory notes due February 2009 (the “2009 Notes”) which were recorded in investing activities as cash flows related to acquisition. Following the exchange offer completed in May 2007 described below, there are approximately $13.3 million principal amount of the 2009 Notes currently outstanding. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006.

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $0.8 million principal amount of the Original 2011 Notes currently outstanding. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

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

The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of the Company’s common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the New Notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the New Notes a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of the Company’s common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) the Company’s common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

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

The Company has accounted for the New Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-02) and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. The Company recorded a gain of approximately $30.8 million upon the extinguishment of debt, which was a result of exchanging a majority of the Original 2011 Notes and a portion of the 2009 Notes that were issued at par value, for the New Notes that were issued at 77.5% of par (i.e. a 22.5% discount). The gain arose due to the fact that the fair value of the Original 2011 Notes exceeded that of the New Notes. The debt issuance costs related to the Original 2011 Notes in the amount of approximately $3,285,000 are netted against the gain.

The additional interest payment described above, which may be issued upon conversion, is considered an embedded derivative under SFAS No. 133 and requires bifurcation from the host debt. The Company also considered the provisions of EITF No. 05-2, and concluded that this is not conventional convertible debt.

In accordance with SFAS No. 133, the Company has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet as other long term liabilities. Changes in the fair value of the embedded derivative are recognized in earnings. The derivative liability will be revalued quarterly and changes in the fair value through either the date the additional interest payment provisions expire, at which the liability will be zero, or the date at which the additional interest payment provision is triggered, will be recorded as other expense or income. For the purpose of accounting for the New Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount will be amortized as interest expense using the effective interest method through the date the notes are scheduled to mature.

Convertible debt upon the exchange and new offering on May 1, 2007 consisted of the following (in thousands):

3.50 % Convertible senior notes	$225,692
Discount on convertible notes	(48,836)
Embedded derivative	(3,077)

Total	$173,779

The additional New Notes generated gross proceeds of $46.5 million. Debt issuance costs, related to the New Notes, of approximately $6.1 million are being amortized to interest expense, on a straight-line basis over the 46 month period to maturity of the notes. As of September 30, 2007, the fair value of the derivative is approximately $227,000 which reflects a change in the fair value of approximately $2.8 million which is included as other income in the accompanying financial statements.

For the nine-months ended September 30, 2007, the Company incurred approximately $5.9 million in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized $5.0 million as non-cash interest expense related to the accretion of the bond discount and $0.9 million in new debt issuance costs. During the quarter ended September 30, 2007, the Company recorded a non-cash gain of approximately $2,406,000 related to the change in fair value of the embedded derivative. Of this amount, approximately $1,358,000 was attributed to the change in fair value during the second quarter of 2007 and approximately $1,048,000 was attributable to change in fair value during the third quarter of 2007. The amount attributed to the change in fair value during the second quarter was not material to either the estimated net loss for fiscal 2007 or the trend in net losses and therefore, was recorded during the third quarter.

(b) Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, the Company, together with its wholly-owned subsidiary Guardian II, entered into several financing agreements with Paul Capital, including the Revenue Interests Assignment Agreement, and the Note Purchase Agreement, presented under long term debt, and the Common Stock and Warrant Purchase Agreement, presented in equity, in consideration for an aggregate amount of $70 million.

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

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through September 30, 2007, the Company has paid approximately $6,510,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company recorded, based on an independent valuation, a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS No. 133). This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of September 30, 2007, no gain or loss has been recorded.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of September 30, 2007.

(8) Supply Agreement for FACTIVE

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

The agreement with LG Life Sciences also requires the Company to achieve minimum gross sale levels over a certain period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in its territory.

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

(9) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During the three-months ended September 30, 2007, the Company recorded approximately $445,000 as additional royalties related to the expected shortfall. During the term of the agreement, the Company is obligated to pay a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulation and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver bulk product to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

(10) Partnering Arrangements for FACTIVE

Sublicense Agreement to Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay the Company an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The upfront payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredients for FACTIVE. Pfizer Mexico has the option to manufacture finished tablets which it was recently granted approval by Mexico’s Federal Department of Health. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon nine-months prior written notice. Upon termination of the Pfizer Agreement, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee.

Supply and Marketing Agreement with Abbott

On August 9, 2006, the Company granted the commercialization rights to FACTIVE tablets in Canada to Abbott Canada, the Canadian affiliate of Abbott Laboratories. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to the Company upon achievement of certain regulatory and sales milestones. FACTIVE tablets are currently approved in Canada for the five-day treatment of AECB and Abbott Canada launched FACTIVE for the treatment of AECB in March 2007. The Agreement may be terminated by either party upon the occurrence of certain termination events, including Abbott Canada’s right to terminate if approval in Canada for the treatment of community-acquired pneumonia of mild to moderate severity is not achieved within two years of filing with the Canadian regulatory authorities.

Menarini International Operation Luxembourg SA

The Company entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby the Company sublicensed its rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of the Company’s agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and the Company has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has agreed to pay the Company an up-front payment which is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. Menarini has also agreed to pay the Company milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay the Company a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE, by Menarini, in Europe. Menarini is also obligated to exclusively purchase from the Company, and the Company must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. The Company’s agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, our ability to continue to list our common stock on The NASDAQ Global Market, future revenues and sales of FACTIVE and ANTARA, our discount and rebate programs for FACTIVE and ANTARA, possible partnering or other strategic opportunities for the continued development of Ramoplanin, potential marketing approval of FACTIVE in Europe, the possibility of acquiring rights to a third product, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

We are a commercial-stage pharmaceutical company marketing two FDA-approved products in the United States; ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. We began promoting ANTARA in late August 2006. The market for fenofibrate products was approximately $1.5 billion in 2006 and the U.S. market for treating dyslipidemias was approximately $25.0 billion in 2006. In connection with our acquisition of ANTARA, we were assigned the U.S. rights to ANTARA under an exclusive license from Ethypharm S.A. FACTIVE is approved for the treatment of community-acquired pneumonia, or CAP, of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences. We launched FACTIVE in the U.S. market in September 2004. We promote ANTARA and FACTIVE through a national sales force calling on primary care physicians, cardiologists, endocrinologists and pulmonologists.

Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, under investigation for the treatment of Clostridium difficile-associated disease and are exploring partnering and other strategic opportunities for its continued development. Our strategy is to acquire and market new products through acquisitions, in-license or co-promotion arrangements for the U.S. market place.

We have incurred significant operating losses in the past. As of September 30, 2007, we had an accumulated deficit of approximately $431.1 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

On August 17, 2007, we were notified by NASDAQ that our common stock was subject to delisting from The NASDAQ Global Market based upon our failure to satisfy the $50 million market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). We were granted a thirty (30) calendar-day period to regain compliance with the requirement. We did not regain compliance, and on September 18, 2007, were notified by the NASDAQ that our common stock was subject to delisting as a result of the deficiency. We requested a hearing before the NASDAQ Listing Qualifications Panel at which we will present its plan to regain compliance. Our request for a hearing stayed the NASDAQ delisting process, pending the Panel’s decision.

We do not currently meet the alternative listing standard which requires $50 million in total assets and $50 million in total revenue in either the most recent fiscal year, or two of the three most recent fiscal years, according to Marketplace Rule 4450(b)(1)(B). Although we reported total assets and revenues in excess of $50 million for the nine-months ending September 30, 2007 and expect to report total assets and revenues in excess of $50 million for the full year ending December 31, 2007, NASDAQ measures our current compliance based on our most recently filed Annual Report on Form 10-K, which did not report $50 million in revenues. We will request that the Panel stay the delisting process until we are able to file our 2007 Annual Report on Form 10-K evidencing our compliance with the alternative listing standard requiring $50 million in total assets and $50 million in total revenue as of the most recent fiscal year.

ANTARA

ANTARA is a once daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated low-density lipoprotein cholesterol (LDL or “bad” cholesterol), triglyceride (the most common type of fat in the body) and apolipoprotein B (an integral component of LDL and very low-density lipoprotein (VLDL) particles) levels, and to increase high-density lipoprotein cholesterol (HDL or “good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL cholesterol, which makes the drug an attractive alternative for those patients with mixed dyslipidemias affecting triglyceride and/or HDL levels. ANTARA received FDA approval in November 2004. We began marketing ANTARA in 43 mg and 130 mg doses in bottles of 30 capsules in August 2006.

On August 18, 2006, we acquired rights to ANTARA in the U.S. from Reliant Pharmaceuticals Inc. for $78.0 million plus a $4.3 million payment for ANTARA inventory, exclusive of transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license to the rights to ANTARA from Ethypharm S.A. In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the U.S. until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver the active pharmaceutical ingredient (API) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

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

FACTIVE

Overview

FACTIVE was approved by the FDA in 2003 for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. FACTIVE is supplied to the market in two packages, a five-day pack and a seven-day pack. Both packages contain tablets with 320 mg of active ingredient

We license from LG Life Sciences the right to develop and commercialize gemifloxacin, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires the Company to achieve minimum gross sales over a certain period of time, which if not met, would result in the technology being returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

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

Commercialization and Development

We market FACTIVE and ANTARA through our sales and marketing organization in the U.S, which is currently comprised of approximately 250 field sales personnel, including sales representatives, district managers and regional sales directors. Our sales representatives focus on high-prescribing physicians and opinion leaders who represent high potential prescribers of fluoroquinolones and/or fenofibrate products.

With respect to additional development initiatives, we have completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the originally approved seven-day course of treatment. FACTIVE was originally approved in 2003 for a seven-day treatment of CAP and, on May 1, 2007, the FDA-approved our supplemental new drug application (NDA), which allows for a five-day indication for CAP due to Streptococcus pneumoniae, Haemophilus influenzae, Mycoplasma pneumoniae, and Chlamydia pneumoniae; FACTIVE is also approved for CAP caused by multi-drug resistant Streptococcus pneumoniae (MDRSP), Klebsiella pneumoniae and Moraxhalis catarrhalis with seven days of treatment.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. Pfizer Mexico is responsible for obtaining regulatory approvals for FACTIVE in Mexico. In exchange for those rights, Pfizer Mexico has agreed to pay us an up-front payment, milestone payments upon obtaining certain regulatory approvals and sales goals, and royalties on future sales. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and acute bacterial sinusitis.

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Canada, the Canadian affiliate of Abbott Laboratories. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE is currently approved in Canada for the five-day treatment of AECB, and Abbott Canada has launched FACTIVE for the treatment of AECB. The Agreement may be terminated by either party upon the occurrence of certain termination events, including Abbott Canada’s right to terminate if approval in Canada for the treatment of community-acquired pneumonia of mild to moderate severity is not achieved within two years of filing with the Canadian regulatory authorities.

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with

Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and we have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the API for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the indications for which FACTIVE may be prescribed, safety and dosing. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study included patients of different ethnicities to gain safety information in populations not substantially represented in the original clinical trial program. This Phase IV trial was initiated in the fall of 2004 and enrollment was completed in February 2007. A final study report was filed with FDA on August 31, 2007.

Ramoplanin

We have a novel, late-stage investigational antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease, or CDAD. In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (Vicuron), now a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full rights to the manufacturing, development and commercialization of Ramoplanin. We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. On September 7, 2007 we announced that the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for a U.S. patent relating to methods of use of Ramoplanin for the treatment of CDAD. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building our commercial business in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin.

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

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

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force Issue No. (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to various license agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which currently range from eighteen months to thirty-three-months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if we have completed our remaining obligations under the arrangement. If we have further obligations, milestone payments are recognized as revenue if we have sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period. In addition, on August 1, 2006, we announced that we received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, we announced that we had granted commercialization rights of FACTIVE in Europe to Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this agreement is an up-front license payment which we will recognize over the term of our obligation under the arrangement. On March 2, 2007, we announced that Abbott Laboratories, Ltd (Abbott), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of our agreement with Abbott, a milestone payment related to regulatory approval of our manufacture of FACTIVE was recorded as other revenues in the nine-month period ended September 30, 2007. We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

Sales Rebates, Discounts and Incentives

In the U.S., we sell FACTIVE and ANTARA to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When we deliver our product, we reduce the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery-product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in our estimate of future FACTIVE and ANTARA product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to and twelve months subsequent to the expiration date of our product. FACTIVE tablets and ANTARA capsules each have a 36-month expiration period from the date of manufacturing. During the third quarter of 2007, we changed our estimate for product returns as a result of returns of product lots related to the five day and seven day course treatment of FACTIVE tablets. We believe the product return was a result of a combination of the shift in product demand from seven day course of treatment to five day course of treatment and returns associated with initial stocking of FACTIVE. This change in estimate resulted in a decrease to net income, basic and diluted earnings per share (EPS) of approximately $1,400,000 or $0.10 for the three-months ended September 30, 2007. At September 30, 2007 and December 31, 2006, our product return reserve was approximately $2,697,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the balance of the cash discounts reserve was approximately $205,000 and $202,000, respectively.

Rebates

We estimate rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, and current average rebate rates. The liability for commercial managed care is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of September 30, 2007 and December 31, 2006, the balance of the accrual for commercial managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $3,377,000 and $2,994,000, respectively. Considering the estimates made by us, as well as estimates prepared by third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

Special Promotional Programs

We have from time to time, offered certain promotional incentives to our customers for both FACTIVE and ANTARA and may continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. We account for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). Examples of programs utilized to date follow:

Voucher Rebate Program for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer mail-in rebates and point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, we initiated one voucher rebate program whereby we offered a point-of-sale rebate to retail consumers. This program expires on October 15, 2007. As of September 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $568,000 and $452,000, respectively.

Voucher Rebate Program for ANTARA

We initiated three voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for the similar completed programs by other pharmaceutical companies as reported to us by a third party claims processing organization. The first program expired on December 31, 2006, the second program expired on September 30, 2007 and the third program expires on December 31, 2008. As of September 30, 2007 and December 31, 2006, the balance of the liabilities for these voucher programs totaled approximately $1,674,000 and $619,000, respectively.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the nine-month period ended September 30, 2007 ranged from 5.55 to 6.17 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the nine-month period ended September 30, 2007 was between 60.03% and 61.77%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the nine-month period ended September 30, 2007 was between 4.27% and 5.04%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 21.39% to all unvested options as of September 30, 2007. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the nine-month periods ended September 30, 2007 and 2006 was $2,043,000 and $3,111,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of September 30, 2007, we estimate there is approximately $4,488,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.72 years. We expect approximately 450,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We applied the provisions of the Interpretation effective January 1, 2007, and accordingly, the adoption of the Interpretation did not have a material effect on our financial condition, results of operations or cash flows. Further, there have been no changes during the nine-months ended September 30, 2007.

The increase in the net deferred tax liability and corresponding tax expense for the three and nine-month periods ended September 30, 2007 in the amount of approximately $108,000 and $323,000, respectively, relate to the tax amortization of certain indefinite-lived intangibles acquired as part of the ANTARA acquisition. The tax expense recognized cannot be offset due to the determination that the deferred tax liability from the indefinite-lived intangible cannot be net against our gross deferred tax assets.

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

Results of Operations

Three-month Period Ended September 30, 2007 and September 30, 2006

Revenues

Total revenues increased 26% to approximately $15,568,000 for the three-month period ended September 30, 2007 from approximately $12,362,000 for the three-month period ended September 30, 2006.

Product sales increased 86% to approximately $15,457,000 for the three-month period ended September 30, 2007 from approximately $8,308,000 for the three-month period ended September 30, 2006 due to the acquisition and promotion of ANTARA in 2006 which resulted in an increase of net sales of approximately $8,540,000, partially offset by lower FACTIVE sales of approximately $1,390,000 due to higher returns as a result in the shift of product demand from seven day course of treatment to five day course of treatment and returns associated with the initial stocking of FACTIVE.

Co-promotion revenue decreased 100% to $0 for the three-month period ended September 30, 2007 from approximately $3,474,000 for the three-month period ended September 30, 2006 due to the termination of our co-promotion arrangement with Auxilium in August 2006.

Other revenues decreased 81% to approximately $111,000 for the three-month period ended September 30, 2007 from approximately $580,000 for the three-month period ended September 30, 2006, primarily as a result of milestones received of approximately $425,000 from Pfizer Mexico recorded in the three-month period ended September 30, 2006. We do not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased 6% to approximately $30,404,000 for the three-month period ended September 30, 2007 from approximately $32,448,000 for the three-month period ended September 30, 2006.

Cost of product sales increased 21% to approximately $7,929,000 for the three-month period ended September 30, 2007 from approximately $6,573,000 for the three-month period ended September 30, 2006 primarily as a result of our acquisition of ANTARA in August 2006 which resulted in increased shipments of ANTARA capsules during the third quarter of 2007. Our overall gross product margin for the three-month periods ended September 30, 2007 and 2006 was 64% and 42%, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules offset by higher returns of FACTIVE tablets associated with the combination of the shift in product demand from seven day course of treatment to five day course of treatment and returns associated with initial stocking of FACTIVE. Additionally, in the three-months ended September 30, 2007, we recorded approximately $1,204,000 of obsolete inventory related to the initial product obtained upon the acquisition of ANTARA and also recorded approximately $445,000 related to a minimum royalty obligation to Ethypharm.

Research and development expenses decreased 66% to approximately $1,476,000 for the three-month period ended September 30, 2007 from approximately $4,281,000 for the three-month period ended September 30, 2006. The decrease is due to the completion of the FACTIVE five-day treatment of CAP clinical trial in 2006 and also due to the completion of enrollment in the FACTIVE post-marketing clinical trial in February 2007. Research and development activities include clinical trials, other clinical development, technology transfer and process optimization for manufacturing. These research and development expenses primarily consist of salaries and related expenses for personnel and the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. In the future, we expect research and development expenses to continue to decrease with the completion of the FACTIVE post-marketing trial.

Selling and marketing expenses increased 2% to approximately $17,632,000 for the three-month period ended September 30, 2007 from approximately $17,215,000 for the three-month period ended September 30, 2006. This increase of approximately $417,000 relates to the promotion of ANTARA and FACTIVE and includes increases in marketing assistance programs of $810,000 associated with promotional programs for ANTARA, higher expenses associated with publication, media, and market research of $352,000, and increases in payroll and payroll related charges of $307,000, offset by a decrease in co-promotion expenses relating to our arrangement with Auxilium which terminated in 2006 of approximately $769,000, lower conference and meeting expenses of approximately $217,000, as well as decreases in other selling and marketing expenses of approximately $66,000.

General and administrative expenses decreased 23% to approximately $3,367,000 for the three-month period ended September 30, 2007 from approximately $4,379,000 for the three-month period ended September 30, 2006. This decrease is the result of lower technology license fees of approximately $542,000, decreases in stock-based compensation expense of approximately $214,000, and a decrease in consulting expenses of approximately $154,000, as well as decreases in other general and administrative expenses of approximately $102,000.

Other Income and Expense

Interest income decreased 8% to approximately $771,000 for the three-month period ended September 30, 2007 from approximately $842,000 for the three-month period ended September 30, 2006 reflecting lower average cash balances, partially offset by a slight increase in yields from investments.

Interest expense increased 179% to approximately $7,818,000 for the three-month period ended September 30, 2007 from approximately $2,807,000 for the three-month period ended September 30, 2006. For the three-month period ended September 30, 2007, interest expense primarily consisted of approximately $2,009,000 related to financing with Paul Capital, approximately $3,073,000 of non-cash interest related to the accretion of the bond discount associated with newly exchanged debt and approximately $2,019,000 related to approximately $225.7 million of 3.50% convertible senior notes resulting from the exchange of previously-outstanding 3 1/2% senior convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May 2007. Additionally, interest expense consisted of approximately $7,000 associated with senior convertible promissory notes issued in the second quarter of 2004, of which $804,000 remains outstanding after the debt exchange completed in May 2007, approximately $196,000 related to convertible promissory notes assumed in the Genesoft merger, of which approximately $13.3 million remains outstanding after the debt exchange completed in May 2007, approximately $388,000 related to amortization of deferred financing costs and approximately $126,000 of non-cash interest expense related to the facility lease liability.

Gain on disposition of investment for the three-month period ended September 30, 2007 decreased to approximately $73,000 from approximately $1,380,000 for the three-month period ended September 30, 2006 resulting from a milestone achievement recorded for sale of our investment in Agencourt Bioscience.

Gain on derivative related to convertible notes increased 100% to approximately $2,406,000 for the three-month period ended September 30, 2007 from approximately $0 for the three-month period ended September 30, 2006. This gain consists of a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007.

Nine-month Periods Ended September 30, 2007 and September 30, 2006

Revenues

Total revenues increased 96% to approximately $54,680,000 for the nine-month period ended September 30, 2007 from approximately $27,888,000 for the nine-month period ended September 30, 2006.

Product sales increased 164% to approximately $53,262,000 for the nine-month period ended September 30, 2007 from $20,176,000 for the for the nine-month period ended September 30, 2006 due to the promotion of ANTARA which resulted in a net increase of approximately $34,944,000 resulting from the acquisition of ANTARA in August 2006, partially offset by lower FACTIVE sales of approximately $1,858,000 due to higher returns as a result in the shift of product demand from seven day course of treatment to five day course of treatment and returns associated with the initial stocking of FACTIVE.

Co-promotion revenue decreased 100% to $0 for the nine-month period ended September 30, 2007 from approximately $6,890,000 for the nine-month period ended September 30, 2006 due to the termination of our co-promotion arrangement with Auxilium in August 2006.

Other revenues increased 73% to $1,418,000 for the nine-month period ended September 30, 2007 from $822,000 for the nine-month period ended September 30, 2006 primarily due to a milestone payment of $1,000,000 from Abbott Laboratories relating to the approval to sell FACTIVE tablets in Canada as well as the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. We do not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased slightly to approximately $86,823,000 for the nine-month period ended September 30, 2007 from approximately $88,901,000 for the nine-month period ended September 30, 2006.

Cost of product sales increased 97% to approximately $23,274,000 for the nine-month period ended September 30, 2007 from $11,808,000 for the nine-month period ended September 30, 2006 as a result of increased product costs associated with an increase in shipments of ANTARA which resulted in a net increase of approximately $10,207,000. Our overall gross product margin was approximately 69% and 62% for the nine-month periods ended September 30, 2007 and 2006, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules offset by higher returns associated with the combination of the shift in product demand from seven day course of treatment to five day course of treatment and returns associated with initial stocking of FACTIVE. Additionally, in the nine-months ended September 30, 2007, we recorded approximately $1,204,000 of obsolete inventory related to the initial product obtained upon the acquisition of ANTARA and also recorded approximately $445,000 related to a minimum royalty obligation to Ethypharm.

Research and development expenses decreased 59% to approximately $4,273,000 for the nine-month period ended September 30, 2007 from approximately $10,415,000 for the nine-month period ended September 30, 2006. This decrease is primarily due to the completion of the FACTIVE five-day treatment of CAP trial in 2006 and the completion of the enrollment of the 7,500 patients in the FACTIVE post-marketing trials in February 2007. Our total costs related to this clinical trial were completed by the end of the second quarter of 2007. At September 30, 2007, there was no clinical trial accrual balance remaining.

Selling and marketing expenses decreased 10% to approximately $49,436,000 for the nine-month period ended September 30, 2007 from approximately $54,897,000 for the nine-month period ended September 30, 2006. This decrease is a result of decreases in co-promotion expenses relative to our arrangement with Auxilium which terminated in 2006 of approximately $2,791,000 along with overall cost control efforts during the nine-month period ended September 30, 2007 resulting in lower payroll and payroll related expenses of approximately $1,347,000, lower conference and meeting expenses of approximately $720,000, lower publication, media, and market research costs of approximately $615,000 and lower sample costs of approximately $248,000. The decrease was also attributable to decreases in stock-based compensation costs of approximately $278,000 and other selling and marketing expenses of approximately $32,000 offset by an increase in costs associated with travel and entertainment of approximately $506,000.

General and administrative expenses decreased 16% to approximately $9,840,000 for the nine-month period ended September 30, 2007 from approximately $11,781,000 for the nine-month period ended September 30, 2006. This change is a result of overall cost control efforts during the nine-month period ended September 30, 2007 resulting in decreases in legal expense of approximately $396,000 primarily related to business development activities, decreases in stock-based compensation expense of approximately $655,000, a decrease in technology license fees of approximately $611,000, as well as decreases in other general and administrative expenses of approximately $279,000.

Other Income and Expense

Interest income decreased 19% to approximately $1,982,000 for the nine-month period ended September 30, 2007 from approximately $2,439,000 for the nine-month period ended September 30, 2006 reflecting lower overall cash balances offset by higher interest rate yields on investments.

Interest expense increased 171% to approximately $18,665,000 for the nine-month period ended September 30, 2007 from $6,889,000 for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, interest expense primarily consisted of approximately $6,424,000 related to financing with Paul Capital, approximately $5,018,000 due to accretion of the bond discount associated with newly exchanged debt, approximately $3,357,000 related to approximately $225.7 million of 3.50% convertible senior notes, resulting from the exchange of previously-outstanding 3 1/2% convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May of 2007. Additionally, interest expense consisted of approximately $1,779,000 related to approximately $152.7 million of 3 1/2% senior convertible promissory notes issued in the second quarter of 2004, of which approximately $804,000 remains after the debt exchange completed in May 2007, approximately $756,000 related to approximately $22.3 million of 5% convertible promissory notes assumed in the Genesoft merger, of which approximately $13.3 million remains after the debt exchange completed in May 2007, approximately $936,000 related to amortization of deferred financing costs, as well as approximately $395,000 of non-cash interest expense related to the facility lease liability.

We recorded a one-time non cash gain on exchange of convertible notes of approximately $30.8 million for the nine-month period ended September 30, 2007 resulting from the issuance of approximately $225.7 million of 3.50% convertible senior notes due 2011 in connection with the exchange and tender of approximately $151.9 million of our previously-outstanding 3 1/2% senior convertible promissory notes due 2011 and the exchange and tender of approximately $9.0 million of our previously outstanding 5% convertible promissory notes due 2009.

Gain on disposition of investment for the nine-month period ended September 30, 2007 decreased to approximately $231,000 from approximately $1,617,000 for the nine-month period ended September 30, 2006 resulting from a milestone achievement recorded for sale of our investment in Agencourt Bioscience.

Gain on derivative related to convertible notes increased 100% to approximately $2,800,000 for the nine-month period ended September 30, 2007 from approximately $0 for the nine-month period ended September 30, 2006. This gain consists of a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements and the sale of FACTIVE tablets and ANTARA capsules.

As of September 30, 2007, we had total cash, cash equivalents, and restricted cash of approximately $61,246,000 which includes approximately $4,130,000 in restricted cash. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations through at least the end of 2008. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

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

Cash Flows

Our operating activities used cash of approximately $25,152,000 and $56,286,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

Cash used in our operating activities for the nine-month period ended September 30, 2007 was primarily a result of our net loss of approximately $15,182,000 along with non-cash items such as a non-cash gain on exchange of convertible note of approximately $30,824,000, non-cash depreciation and amortization expenses of approximately $7,427,000, non-cash interest expenses of approximately $6,348,000, a non-cash gain from the change in the fair value of a derivative of approximately $2,800,000, stock-based compensation of approximately $2,043,000, and provision for excess and obsolete inventories of approximately $779,000. Additionally, cash used in our operating activities includes decreases in accounts payable of approximately $2,440,000 as a result of timing of vendor payments, decreases in accrued facilities impairment charges of approximately $2,000,000 related to our San Francisco facility, recovery of bad debt of approximately $172,000, a gain on disposition of investment of approximately $231,000, as well as decreases in deferred revenue of approximately $137,000 as a result of the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. These uses of cash were partially offset by increases in accrued expenses and other liabilities of approximately $3,841,000 relating to timing of vendor invoices, decreases in inventory of approximately $3,620,000 as a result of increased sales of ANTARA, decreases in accounts receivable of approximately $1,966,000 resulting from higher collections on customer balances including the receipt of approximately $1.0 million from Menarini related to the FACTIVE European transaction, and decreases in prepaid expenses and other current assets of approximately $618,000, as well as increases in other long-term liabilities of approximately $1,992,000 related to accrued interest on long-term debt.

Cash used in our operating activities for nine-month period ended September 30, 2006 was primarily a result of our net loss of approximately $63,786,000, increases in accounts receivable of approximately $3,356,000 primarily resulting from acquisition of ANTARA trade receivables, increases in inventory of approximately $1,700,000, gain on disposition of investment of approximately $1,617,000 and accrued facilities impairment charge of approximately $2,167,000 related to our San Francisco facility. These uses of cash were partially offset by increases in accounts payable of $1,288,000, accrued expenses and other current liabilities of approximately $1,781,000 related to higher accrued sales reserves and allowances related to a sample card promotional program and ANTARA rebate programs, higher deferred revenue of approximately $444,000, higher other long-term liabilities of approximately $1,071,000, lower prepaid expenses and other current assets of approximately $1,557,000 related to decreased prepaid marketing costs for the nine-month period ended September 30, 2006. Offsetting our operating uses of cash were non-cash depreciation and amortization expenses of approximately $4,664,000, stock-based compensation of $3,110,000, provision for excess and obsolete inventories of approximately $986,000, and provision for bad debts of approximately $344,000, as well as non-cash interest expenses of approximately $1,095,000.

Our investing activities provided cash of approximately $2,155,000 for the nine-month period ended September 30, 2007 and used cash of approximately $70,905,000 for the nine-month period ended September 30, 2006, respectively. Cash provided by our investing activities for the nine-month period ended September 30, 2007 was primarily related to a decrease of approximately $2,482,000 in restricted cash, proceeds from notes receivable of approximately $632,000 and proceeds from the disposition of investment of approximately $231,000. These cash proceeds were partially offset by an increase in other assets of approximately $1,143,000.

Cash used by our investing activities for the nine-month period ended September 30, 2006 was primarily related to the acquisition of ANTARA of approximately $77,513,000, and increases in other assets of approximately $284,000. These uses of cash were partially offset by proceeds from maturities of marketable securities of approximately $2,696,000, decreases in restricted cash of approximately $2,465,000, proceeds from the disposition of investment of approximately $1,617,000, and proceeds from notes receivable of approximately $271,000.

Our financing activities provided cash of approximately $41,917,000 for the nine-month period ended September 30, 2007 and provided cash of approximately $104,342,000 for the nine-month period ended September 30, 2006, respectively. Cash provided by our financing activities for the nine-month period ended September 30, 2007 was primarily due to the net proceeds from the issuance of notes from the debt exchange transaction of approximately $41,524,000, exercise of 4,980 stock options for approximately $17,000, and proceeds from the issuance of 95,045 shares of stock under the employee stock purchase plan of approximately $404,000, offset by payments on long-term obligation of approximately $28,000.

Our financing activities provided cash of approximately $104,342,000 for the nine-month period ended September 30, 2006, primarily due to the issuance of 2,254,402 shares of common stock in connection with the completion of a private placement which generated net proceeds of approximately $33,478,000, proceeds of $20,000,000 from the issuance of notes in connection with the financing of the ANTARA acquisition, proceeds of $40,000,000 from assignment of revenue interest, net proceeds of approximately $9,958,000 from the issuance of 1,388,889 shares of common stock in connection with financing the acquisition of ANTARA, exercise of 89,456 stock options of approximately $166,000 and proceeds of approximately $740,000 from the issuance of 78,987 shares of stock under the employee stock purchase plan.

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

Our Outstanding Debt Obligations and Equity Financings

On February 6, 2004, in connection with our merger with Genesoft, we issued $22,309,647 in principal amount of our 5% convertible five year promissory notes due February 2009 (the “2009 Notes”) which were recorded in investing activities as cash flows related to acquisition. Following the exchange offer completed in May 2007 described below, there are approximately $13.3 million principal amount of the 2009 Notes currently outstanding. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006.

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $0.8 million principal amount of the Original 2011 Notes currently outstanding. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

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

The New Notes are initially convertible into approximately 16.7 million common shares at a conversion rate of 74.074 of our common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the New Notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the New Notes a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of our common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) our common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

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

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF 88-18, “Sales of Future Revenues.” We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through September 30, 2007, we have paid approximately $6,510,000 to Paul Capital as a result of ANTARA and FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of September 30, 2007, no gain or loss has been recorded.

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

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, or the Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. We agreed pursuant to the Stock and Warrant Purchase Agreement to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a nonvoting observer capacity.

Contractual Obligations

Other than the issuance of convertible debt as set forth above under “Our Outstanding Debt Obligations and Equity Financings”, for the three-month period ended September 30, 2007, there were no material changes to our contractual obligations outside the ordinary course of business.

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

On August 23, 2007, Thomas Weisel Partners LLC (“Thomas Weisel”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”). In the Demand for Arbitration, Thomas Weisel alleged that the Company breached the parties’ Engagement Letter dated December 7, 2006 (the “Engagement Letter”), by alleging the Company failed to include Thomas Weisel as its financial advisor in its convertible debt transaction in April 2007. The Company plans to vigorously contest Thomas Weisel’s claims.

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

We have a history of significant operating losses and expect losses to continue for some time. Although we recorded a one-time, non-cash gain of approximately $30.8 million in the second quarter related to the convertible debt exchange (described above under “Our Outstanding Debt Obligations and Equity Financings”), we expect to continue to have net losses in the near future and had an accumulated deficit of approximately $431,087,000 as of September 30, 2007. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of FACTIVE and ANTARA, co-promotion revenues based on the sale of TESTIM gel (which we no longer promote), sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

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

FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The commercial success of FACTIVE and ANTARA will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other products used, or currently being developed, to treat CAP and AECB, in the case of FACTIVE tablets, or hypercholesterolemia and hypertriglyceridemia, in the case of ANTARA capsules. In addition, if concerns should arise about the safety or efficacy of our products, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. If FACTIVE and ANTARA are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

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

We have a substantial level of debt. As of September 30, 2007, we had approximately $299.7 million of indebtedness outstanding (including accrued interest and excluding a bond discount of $48.8 million), which includes $39.0 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $15.9 million of outstanding indebtedness will mature in 2009, approximately $21.3 million of outstanding indebtedness will mature in 2010 and approximately $223.5 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $41.5 million. The level and nature of our indebtedness, among other things, could:

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

•

restrict the operations of our business as a result of provisions in the Revenue Interests Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE; or

•

impair our ability to merge or otherwise effect the sale of the company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the company.

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

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 91% of U.S. fenofibrate prescriptions for the nine-month period ended September 30, 2007. Abbott has announced its development and evaluation of another branded fenofibrate-type product, both as mono and combination therapy.

In addition to Tricor, there are several other branded fenofibrate products which compete with ANTARA. ANTARA also competes with Triglide, a 160 mg fenofibrate product marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate prescriptions for the nine-month period ended September 30, 2007. Additionally,

ANTARA competes with Lipofen, a 150 mg fenofibrate product, which was recently launched and is currently being marketed by ProEthic Pharmaceuticals, Inc. LifeCycle Pharma A/S recently announced the FDA approval of their 120 mg branded fenofibrate product, which had been filed with the FDA in late 2006 referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. LifeCycle Pharma granted Sciele Pharmaceuticals rights to market its fenofibrate product in North America, which when launched can also be expected to compete with ANTARA.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias which currently account for 3% of the fenofibrate prescriptions in the US. In May 2005, Teva Pharmaceutical Industries, Ltd. obtained final FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin, ezetimibe and fixed-dose, combination products.

The growth of any of these competitive branded products, the marketing of generic fenofibrate products or the FDA approval and subsequent marketing of products with similar indications including combination therapy products currently in development could result in a decrease in ANTARA sales, pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

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

Ramoplanin

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace—Vancocin pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product—for treatment of this indication. We are also aware of several companies with products in development for the treatment of CDAD as well as the potential for generic vancomycin.

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

Virtually all aspects of our and our partners’ activities are subject to regulation by numerous governmental authorities in the U.S., Europe, Canada, Mexico and elsewhere. These regulations govern or affect the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, distribution, advertising and promotion of FACTIVE, ANTARA, Ramoplanin and our other product candidates, as well as safe working conditions and the experimental use of animals. We are required to report any serious and unexpected adverse experiences with our products to the FDA and other similar regulatory authorities in other jurisdictions. Noncompliance with any applicable regulatory requirements or failure to obtain adequate documentation from any governmental agency can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, injunctions, total or partial suspension of production, “whistleblower” lawsuits, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability. Our corporate compliance program cannot fully ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or a failure to prevail in litigation related to noncompliance could harm our business.

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

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007. The recently enacted amendments would among other things, require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been enacted to address the perceived shortcomings in FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. The implementation of the recently enacted amendment or other proposed legal or regulatory changes may make it more difficult or burdensome for us to obtain extended or new product approvals, and our current approvals may be restricted or subject to onerous post-approval requirements. Such changes may increase our costs and adversely affect our operations. The ability of us or our partners to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, while we have established a compliance program, we may face enforcement, fines and other penalties, and could receive adverse publicity if this program is found not to be in full compliance with these laws.

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

We sell FACTIVE and ANTARA to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote FACTIVE and ANTARA to these wholesalers, and they do not determine such products prescription demand. However, approximately 90% of our product shipments during the nine-months ended September 30, 2007 were to only three wholesalers. Our ability to commercialize FACTIVE and/or ANTARA will depend, in part, on the extent to which we maintain adequate distribution of FACTIVE tablets and ANTARA capsules via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock FACTIVE and ANTARA, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of FACTIVE tablets or ANTARA capsules, the commercialization of FACTIVE and/or ANTARA and our anticipated revenues and results of operations could be adversely affected.

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

If we choose to pursue additional indications or expand the label for FACTIVE or ANTARA, or are required to conduct additional clinical trials, we may not be able to demonstrate the safety and efficacy of FACTIVE or ANTARA for those indications to the satisfaction of the FDA, or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or require additional studies or a filing for a narrower indication or label expansion.

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

The speed with which we are able to complete clinical trials for future product candidates, when and if we, or any third party with whom we partner, elects to commence Phase III development of Ramoplanin, and our applications for marketing approval will depend on several factors, including the following:

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

•

changes in the policies of regulatory authorities for drug approval during the period of product development including the FDA’s recent draft guidance released in October 2007 relating to Antibacterial Drug Products: Use of Noninferiority Studies to Support Approval; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies, to accurately collect data and to prepare the appropriate regulatory applications.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 55 issued U.S. patents, approximately 61 pending U.S. patent applications, 58 issued foreign patents and approximately 115 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

Under our Development, License and Supply Agreement with Ethypharm, S.A., we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes one issued U.S. patent and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, under which our wholly-owned subsidiary granted Paul Capital a security interest in all of its assets, including all rights to ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. These patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The patent issued to Ethypharm which is listed in the FDA Orange Book is set to expire in 2020.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents for Factive are currently set to expire at various dates, ranging from 2015 to 2019.

On September 7, 2007 we announced that the United States Patent and Trademark Office (USPTO) issued a Notice of Allowance for a U.S. patent application relating to methods of use of Ramoplanin for the treatment of CDAD. In addition to the recently allowed patent application, we have an additional patent which includes claims relating to methods of manufacturing Ramoplanin. We also have several applications pending relating to various novel uses of Ramoplanin as well as a formulations containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

We also have the exclusive right to use FACTIVE trademarks, trade names, domain names and logos in conjunction with the use or sale of the product in the territories covered by the license. We acquired exclusive rights to ANTARA trademarks, trade names, domain names and logos. After becoming aware that Antara Biosciences, Inc. filed trademark applications with the USPTO for the ANTARA and ANTARA BIOSCIENCES marks in connection with biotechnology related goods and services we filed a complaint in Federal District Court alleging, among other things, trademark infringement seeking to enjoin ANTARA BIOSCIENCES from using the ANTARA mark. We have reached a settlement with ANTARA BIOSCIENCES whereby they have agreed to abandon their ANTARA trademark applications and cease using the ANTARA marks. Accordingly we have dismissed our complaint before the Federal District Court.

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

•

the April 30, 2007 U.S. Supreme Court decision in KRS International Co. vs. Teleflex, Inc. may raise the standard for patentability for both patent applications and holders, thus making it more difficult to either obtain patents or withstand challenges to patentability based on a determination of obviousness;

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

With routine employee turnover, we also face the risk of being unable to enforce the Company’s rights under non-compete and non-solicitation provisions as well as confidentiality obligations that protect the Company. The Company also needs to guard against the same obligations that its employees or its potential employees have with their former employers.

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

Most state Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate is based on the greater of (i) a specified percentage of the product’s average manufacturer price (AMP) or (ii) the difference between the product’s AMP and the best price offered by the manufacturer. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of our products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	our ability to successfully commercialize FACTIVE tablets and ANTARA capsules;

•	the revenues that we may derive from the sale of FACTIVE tablets and ANTARA, as compared to analyst estimates or to our own guidance;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	the results of any clinical trials that we may conduct and the pace of our progress in those clinical trials;

•	the results of clinical trials conducted by partners for Ramoplanin or products developed from any of our legacy alliances and the pace of our progress in those clinical trials;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the pharmaceutical industry generally;

•	our ability to continue to be listed on The NASDAQ Global Market;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending September 30, 2007 the closing price of our common stock as reported on The NASDAQ Global Market ranged from a high of $22.24 to a low of $2.57. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Our common stock is subject to delisting from The NASDAQ Global Market and there can be no assurance that the NASDAQ Listing Qualifications Panel will accept our plan for compliance and grant our request for continued listing.

On August 17, 2007, we were notified by NASDAQ that our common stock was subject to delisting from The NASDAQ Global Market based upon our failure to satisfy the $50 million market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the NASDAQ Marketplace Rules). We were granted a thirty calendar-day period to regain compliance with the requirement. We did not regain compliance, and on September 18, 2007, we were notified by NASDAQ that trading in our securities would be suspended on September 27, 2007, unless we appealed the NASDAQ staff’s determination. We have requested a hearing before the NASDAQ Listing Qualifications Panel at which we will present our plan to regain compliance. Our request for a hearing stayed the NASDAQ delisting process, pending the Panel’s decision.

We do not currently meet the alternative listing standard which requires $50 million in total assets and $50 million in total revenue in either the most recent fiscal year, or two of the three most recent fiscal years, according to Marketplace Rule 4450(b)(1)(B). Although we reported total assets and revenues in excess of $50 million for the nine-months ending September 30, 2007 and expect to report total assets and revenues in excess of $50 million for the full year ending December 31, 2007, NASDAQ measures our current compliance based on our most recently filed Annual Report on Form 10-K, which did not report $50 million in revenues.

There can be no assurance that the Panel will, following the hearing, grant our request for continued listing on The NASDAQ Global Market pending its approval of our plan for compliance. In the event that we are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for the transfer to or listing on another national exchange, including The NASDAQ Capital Market.

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

Please see our Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2007 and incorporated herein by reference.

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

November 7, 2007

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