Form 10-K
period 2007-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2008-02-06
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,587,564 as reported on the NASDAQ Global Market. The number of shares outstanding of the registrant’s common stock as of February 1, 2008 was 13,764,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for use at its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

PART I

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, the sufficiency of our cash resources, future revenues and sales of ANTARA and FACTIVE, our discount and rebate programs for ANTARA and FACTIVE, possible partnering or other strategic opportunities for the continued development of Ramoplanin, potential marketing approval of FACTIVE in the European Union, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Item 1. Business

OVERVIEW

Oscient Pharmaceuticals Corporation (“we”, “us”, or the “Company”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (FDA)-approved products in the United States. Our strategy is to grow the sales of our existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. We have developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

We currently market two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. We license the rights to ANTARA from Ethypharm S.A. of France (Ethypharm) and began promoting ANTARA in late August 2006. In 2007, ANTARA generated approximately $59 million in net revenues. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (LG Life Sciences) and launched FACTIVE in the U.S. market in September 2004. In 2007, FACTIVE generated approximately $20 million in net revenues.

Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin for the treatment of Clostridium difficile-associated disease, or CDAD. We have made the strategic decision to concentrate our financial resources on building our revenues for products promoted to community-based physicians in the United States and are currently seeking to out-license, co-develop or sell the rights to Ramoplanin to a partner.

ANTARA

The Fenofibrate and Cholesterol-Treatment Markets

Nearly 37 million Americans have total cholesterol values above recommended levels and heart disease remains the number one cause of death in the U.S. Abnormal cholesterol and lipid levels, known as dyslipidemia, can lead to the development of atherosclerosis, a dangerous hardening of blood vessels and a primary cause of coronary heart disease. Managing cholesterol levels is a complex undertaking and several therapeutic options are available to treat different types of abnormalities. Statins are the standard of care for lowering high levels of LDL-C (low density lipoprotein cholesterol). Fenofibrate products have demonstrated their utility in managing “atherogenic dyslipidemia” or “mixed dyslipidemia” (also known as lipid abnormalities) which are characterized by high triglycerides, low HDL-C (high density lipoprotein cholesterol), high levels of remnant-like particle cholesterol and a high proportion of cholesterol carried by small, dense LDL particles. Other drugs commonly used to treat lipid abnormalities include niacin and omega-3 fatty acids.

In 2007, total U.S. sales of fenofibrate products were approximately $1.7 billion, a 12% increase over 2006 sales. The fenofibrate market has experienced a 25% average annual growth in sales since 2003.

Indications and Efficacy

ANTARA is a once-daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated LDL-C (“bad” cholesterol), triglyceride and apolipoprotein B (free floating fats in the blood) levels and to increase HDL-C (“good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL-C. ANTARA received FDA approval in November 2004 and is approved and marketed in 43 mg and 130 mg doses. The predominantly prescribed dose is 130 mg while the 43 mg dose is generally used for titration and in patients with impaired renal function. ANTARA was approved based in part on demonstrating its bioequivalence to Abbott Laboratories’ fenofibrate product Tricor®, meaning that, under FDA guidelines, the bioequivalence of the two products does not differ significantly when the two products are given under similar conditions. ANTARA was also studied in the Triglyceride Reduction in Metabolic Syndrome study, known as TRIMS, to measure the impact of ANTARA on cholesterol levels in patients with multiple cardiovascular risk factors and to assess the use of ANTARA without regard to meals.

In the treatment of hypercholesterolemia, ANTARA is approved as adjunctive therapy to diet to reduce elevated LDL-C, total cholesterol (total-C), triglycerides and apolipoprotein B (apo B) and to increase HDL-C in adult patients with primary hypercholesterolemia or mixed dyslipidemia. The effects of fenofibrate at a dose equivalent to 130 mg ANTARA per day were assessed in four randomized, placebo-controlled, double-blind, parallel-group studies. Fenofibrate therapy lowered LDL-C, total-C, and the LDL-C/HDL-C ratio. In these studies, fenofibrate therapy also lowered triglycerides, raised HDL-C and significantly reduced apo B as compared with placebo.

ANTARA is also indicated as an adjunctive therapy to diet for the treatment of hypertriglyceridemia, which affects an estimated 10% of American men over the age of 30 and 10% of American women over the age of 55. In clinical studies, the effects of fenofibrate on serum triglycerides were studied in two randomized, double-blind, placebo-controlled clinical trials of 147 hypertriglyceridemic patients for eight weeks. In patients with hypertriglyceridemia, treatment with fenofibrate at dosages equivalent to 130 mg ANTARA per day effectively decreased very low density lipoprotein (VLDL) triglycerides and VLDL cholesterol.

Mechanism of Action: ANTARA increases lipolysis and elimination of triglyceride-rich particles from plasma by activating lipoprotein lipase and reducing production of apoprotein C-III (an inhibitor of lipoprotein lipase activity). The resulting decrease in triglycerides produces an alteration in the size and composition of LDL from small, dense particles (which are thought to be atherogenic due to their susceptibility to oxidation), to large buoyant particles. These larger particles have a greater affinity for cholesterol receptors and are catabolized rapidly. ANTARA also activates PPAR-alpha, which induces an increase in the synthesis of apoproteins A-I, A-II and HDL-cholesterol.

Competitive Advantages: The TRIMS study produced exclusive clinical data for ANTARA. In the study, ANTARA was evaluated in patients with elevated triglyceride levels and multiple cardiovascular risk factors. Of the 146 patients studied, 70% had hypertension and 32% had diabetes. The double-blind, placebo-controlled trial measured levels of total cholesterol, triglycerides, HDLs and LDLs, as well as other types of cholesterol, during eight weeks of therapy. In the study, ANTARA demonstrated the ability to reduce triglyceride and increase HDL-C levels after two weeks of therapy. At the end of therapy, patients treated with ANTARA had a statistically significant 37% reduction in their triglyceride levels and a statistically significant 14% increase in their HDL levels. ANTARA is distributed in 130 mg and 43 mg formulations, as compared to the 145 mg and 48 mg formulations of Tricor, which is marketed by Abbott Laboratories.

License Agreement

On August 18, 2006, we acquired the rights to ANTARA in the Unites States from Reliant Pharmaceuticals Inc. (Reliant) for $78.0 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license from Ethypharm S.A. (Ethypharm). In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively compensate Ethypharm for any shortfall. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to manufacture and deliver to us finished ANTARA capsules or to deliver bulk product to us for encapsulation and packaging. Ethypharm has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

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

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products which we develop, which include all products containing fenofibrate as their active pharmaceutical ingredient. We do not currently pay royalties to Reliant. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant. On December 19, 2007, Reliant was acquired by GlaxoSmithKline.

FACTIVE

Infectious Diseases Market

Infectious diseases represent the second leading cause of death worldwide accounting for over 14 million deaths each year, with lower respiratory tract infections alone causing 3.9 million deaths annually. Bacterial infections are the ninth leading cause of death in the U.S. Sales of antibiotics in the U.S. totaled $14 billion in 2007. Within the antibiotic market, fluoroquinolones, a product class with close to $3.9 billion in annual sales in the U.S. in 2007, have been gaining market share at the expense of older classes of antibiotics, according to Wolters Kluwer, a leading provider of pharmaceutical market data. This is a trend that is expected to continue as resistance to older antibiotic classes increases.

The principal classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Bacterial resistance to existing antibiotics has increased in recent years, leading to bacterial infection recurrences, treatment failures and higher costs. These factors have fueled a growing need for more effective products in existing antibiotic classes, as well as for products with new mechanisms of action.

Acute Bacterial Exacerbations of Chronic Bronchitis: Chronic bronchitis is a health problem associated with significant morbidity and mortality. It is estimated that chronic bronchitis affects approximately 9 million adults in the United States. Patients with chronic bronchitis are prone to frequent exacerbations, characterized by increased cough and other symptoms of respiratory distress. Longitudinal studies have estimated that 1 to 4 exacerbations occur each year in patients with chronic bronchitis; studies estimate that two-thirds are caused by bacteria. Exacerbations are estimated to account for approximately 12 million physician visits per year in the U.S. Antibiotic therapy, the standard treatment for acute bacterial exacerbations of chronic bronchitis, or AECB, is typically effective in reducing the course of illness for patients. Fluoroquinolones are frequently used to treat AECB due to their activity versus Haemophilus influenzae and Moraxella catarrhalis, two of the most common causes of these infections. Newer fluoroquinolones have enhanced activity versus Streptococcus pneumoniae, or S. pneumoniae, another common cause of these infections.

Community-Acquired Pneumonia: Community-acquired pneumonia, or CAP, is a common and serious illness in the United States. Of the estimated 4 to 5 million cases per year of CAP, nearly 1 million cases occur in patients over the age of 65. CAP cases result in approximately 10 million physician visits and as many as 1 million hospitalizations annually. Antibiotics are the mainstay of treatment for most patients with pneumonia, and where possible, antibiotic treatment should be specific to the pathogen responsible for the infection on a case by case basis. However, since the responsible pathogen is not identified in a high proportion of patients with CAP, physicians usually take an empiric approach to treatment in the first instance. Over the last decade, resistance to penicillins and macrolides has increased significantly, and in many cases, fluoroquinolones are now recommended as a first line of therapy due to their efficacy against a wide range of respiratory pathogens, including many antibiotic resistant strains. The most recent treatment guidelines from the Infectious Diseases Society of America and the American Thoracic Society recommend fluoroquinolones as a first-line treatment for certain higher-risk patients with CAP and as therapy for treating patients with pneumonia in geographic regions of the U.S. with high levels of macrolide-resistant S. pneumoniae.

Indications and Efficacy

FACTIVE is a member of the fluoroquinolone class of antibiotics. In April 2003, FACTIVE was approved by the FDA for the five-day treatment of AECB and seven-day treatment of CAP of mild to moderate severity. In July 2003, FACTIVE was also approved by the FDA to treat CAP caused by multi-drug resistant S. pneumoniae, a growing clinical concern. Multi-drug resistant S. pneumoniae, or MDRSP, is defined as S. pneumoniae resistant to two or more of the following antibiotics: penicillin, second-generation cephalosporins (such as cefuroxime), macrolides, tetracyclines, and trimethoprim/sulfamethoxazole. In May 2007, FACTIVE was approved by the FDA for the five-day treatment of CAP.

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

Clinical Efficacy: The clinical development program for FACTIVE included 19 Phase III trials in respiratory tract infections. FACTIVE was studied for the treatment of acute bacterial exacerbations of chronic bronchitis in three pivotal, non-inferiority, double-blind, randomized, active-controlled clinical trials using 320 mg once daily for five-days. In these principal Phase III AECB studies, FACTIVE given once daily for five-days was at least as effective as the comparators given for seven-days, with clinical response rates in the FACTIVE arms ranging from 85.4% to 93.6%. FACTIVE was also studied for the treatment of CAP in three double-blind, randomized, active-controlled clinical studies, one open, active-controlled study, and two uncontrolled studies. The results of these studies showed that gemifloxacin was effective in the treatment of mild to moderate CAP.

Safety and Tolerability: FACTIVE tablets have been studied in approximately 8,000 patients in clinical trials and we estimate that to date, nearly 795,000 prescriptions have been written for FACTIVE since its launch in September 2004. In clinical trials, the incidence of adverse events reported for FACTIVE tablets was low and comparable to comparator drugs, namely beta-lactam antibiotics, macrolides and other fluoroquinolones. Most adverse events were described as mild to moderate. The most common adverse events reported in FACTIVE clinical trials were diarrhea, rash and nausea. In clinical trials across all durations of therapy, rash was reported in 2.8% of patients receiving gemifloxacin and was more commonly observed in patients with treatment durations greater than seven-days and patients less than 40 years of age, particularly females. In clinical trials conducted in 3,696 patients treated with five-days of FACTIVE therapy, the rate of rash reported was 1.1% vs. 0.7% for comparator antibiotics. Since the launch of the drug, the post-marketing adverse events reported have been consistent with those observed in the clinical development program, and with the fluoroquinolone class as a whole.

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

•

FACTIVE has a dual mechanism of action in bacteria, targeting two enzymes essential for bacterial growth and survival at therapeutically relevant drug levels, and as a result we believe FACTIVE has low potential for generating bacterial resistance.

•	FACTIVE can be dosed once daily, with short courses of therapy (five-days) for both AECB and CAP.

•

FACTIVE is effective in the treatment of CAP due to penicillin-resistant S. pneumoniae and due to MDRSP. In clinical trials, of 22 patients with MDRSP treated with FACTIVE for seven-days, 19 (87%) achieved both clinical and bacteriological success at follow-up.

•	FACTIVE achieves high concentration levels in lung and bronchial tissues and in secretions.

•

FACTIVE has composition of matter patent protection which extends into 2018, longer than the composition of matter patent protection for any currently marketed fluoroquinolone or other antibiotic widely used to treat respiratory tract infections.

Post-Marketing Commitments: As a post-marketing commitment to the FDA, we completed a Phase IV trial of FACTIVE. This prospective, randomized study examined the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in treating patients with mild to moderate CAP or AECB. The study included patients of different ethnicities so that safety information in populations not substantially represented in the existing clinical trial program could be collected, specifically as it relates to rash. This Phase IV trial was initiated in the fall of 2004 and was completed in January 2007. In connection with the approval of FACTIVE tablets, the FDA has also required us to perform a utilization study to obtain data on the prescribing patterns and use of FACTIVE tablets for the first three years after initial marketing in the U.S. As part of this requirement, we furnish interim reports to the FDA describing the number of prescriptions issued, including refills and the diagnoses for which the prescriptions are dispensed. The final report of the utilization study is scheduled for submission in the first half of 2008. In the future, we need only to provide the FDA with annual reports containing safety information.

Additional Development of FACTIVE

Five-Day Treatment of CAP: We completed a clinical trial to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the previously approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the supplemental New Drug Application (sNDA) seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. On May 1, 2007, the FDA approved FACTIVE for the five-day treatment of CAP.

In the five-day CAP clinical trial, a five-day course of therapy with FACTIVE was shown to be as effective as the FDA-approved seven-day course of treatment, with both arms displaying excellent clinical response rates. Further, data showed that the bacteriological and radiologic success rates with five-days of therapy were also non-inferior to the success rates with seven-days of therapy. The multicenter, randomized, double-blind study enrolled 510 patients with CAP, with 469 patients comprising the per protocol group. Investigators measured clinical and bacteriological response at end of therapy as well as clinical, bacteriological and radiologic response at follow-up (two to three weeks post therapy). Clinical response at follow-up, the primary endpoint, in the per protocol group was 95% for the five-day treatment arm and 92% for the seven-day treatment arm (95% CI: -1.48, 7.42), demonstrating non-inferiority between the two groups. Further, clinical response at end of therapy in the per protocol group was 96% for the five-day group and 96% for the seven-day group (95% CI: -3.85, 3.42). The study also yielded encouraging results for bacteriological response. Bacteriological response in the per protocol population was 91% for the five-day and seven-day groups at follow-up (95% CI: -6.89, 7.93) and 94% for the five-day group and 96% for the seven-day group (95% CI: -8.27, 3.25) at end of therapy. The study demonstrated radiologic response at follow-up in the per protocol population of 98% for the five-day arm and 93% for the seven-day arm (95% CI: 0.35, 7.91). FACTIVE was well-tolerated in the study, with a low withdrawal rate due to adverse events: 1.2% for the five-day group and 2.0% for the seven-day group. The most common adverse event reported was a laboratory finding of elevated liver enzymes (increased ALT and increased AST). Analysis of all ALT/AST values demonstrated that the elevations were significantly associated with baseline ALT levels (elevated in many patients) with no significance or association with a particular treatment group. There was also no evidence of symptomatic hepatic events. In addition, the rate of drug-related rash in both treatment groups was low: 0.4% for the five-day arm and 2.8% for the seven-day arm. There were no withdrawals due to rash.

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

The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting on the third anniversary from the launch of FACTIVE in the U.S. in 2004 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. We are also obligated to make aggregate milestone payments of up to approximately $40 million (not including payments to LG Life Sciences previously made pursuant to up-front obligations or achievements of certain milestones) including milestone payments required by the amendments described below upon achievement of additional regulatory approvals and sales thresholds.

Collaborations and Partnerships for FACTIVE

Pfizer, S.A. de C.V. On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to market FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has made an up-front payment and has agreed to pay milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of our continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon nine months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

In October 2006, Pfizer Mexico launched its promotion and marketing of FACTIVE-5 in Mexico for the five-day treatment of acute bacterial exacerbations of chronic bronchitis (AECB), acute bacterial sinusitis (ABS) and community-acquired pneumonia (CAP).

Abbott Laboratories Ltd. On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE tablets are currently approved in Canada for the five-day treatment of AECB. We subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. In accordance with the terms of the amendment, Abbott Canada will continue to maintain FACTIVE tablets in its current product price list and it will continue to pay us a transfer price on FACTIVE tablets purchases. Abbott Canada is not required to pursue the CAP and ABS indications. Additionally, the amendment provides that we can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to us after November 30, 2008.

Menarini International Operation Luxembourg SA. We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and Oscient has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment which is being recognized over the term of our continuing obligations under the agreement of approximately thirty-three months. Menarini has also agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee.

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

Over 400,000 patients are treated in U.S. hospitals each year for CDAD. CDAD is associated with an average increased hospital stay of 3.6 days and an average increase in hospital costs of over $3,600 per patient. It is estimated that the annual increase in hospital costs attributable to CDAD exceeds $1 billion in the U.S.

Two studies published in The New England Journal of Medicine in December 2005 describe a new strain of C. difficile, one that produces 16 to 23 times more toxins in vitro than do other strains, thus potentially contributing to its virulence. The very high incidence and mortality rates are of particular concern with this new strain. Data support the concept that this highly virulent strain is causing epidemic disease at certain locations and is associated with more frequent and more severe disease.

Current therapies for the treatment of CDAD include oral metronidazole and oral vancomycin. However, recent relapse rates have increased to 28%. The use of oral vancomycin has been associated with the emergence of vancomycin-resistant organisms, including vancomycin-resistant enterococci, or VRE. Resistance has also been reported for metronidazole.

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

In 2004, we completed a Phase II trial to assess the safety and efficacy of Ramoplanin in the treatment of CDAD. The open-label study enrolled 87 patients in 24 U.S. sites. The trial compared two doses of Ramoplanin (200 mg and 400 mg twice daily) to vancomycin (125 mg four times daily). Both agents were administered for ten days, during which data on Ramoplanin was collected to measure safety and efficacy. The primary endpoint of the study was response rate at the test-of-cure visit, 7 to 14 days post-therapy. For this trial, the response rates were 60% for Ramoplanin 200 mg, 71% for Ramoplanin 400 mg, and 78% for vancomycin 125 mg in the clinically evaluable population. While the study did not meet its primary endpoint, non-inferiority at the test-of-cure visit, the response rates for all three arms were comparable. A potentially more clinically relevant endpoint, response at the end of therapy, was also assessed. At the end of therapy, the response rates were 83% for Ramoplanin 200 mg, 85% for Ramoplanin 400 mg and 86% for vancomycin 125 mg.

We agreed with the FDA to a Special Protocol Assessment regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. On January 8, 2008, the United States Patent and Trademark Office (USPTO) issued us a patent relating to methods of use of Ramoplanin for the treatment of CDAD.

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

With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building our revenues for products promoted to community-based physicians in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin to a partner. There can be no assurance that we will be able to license or divest Ramoplanin to a partner on acceptable terms, or at all.

SALES AND MARKETING

We market ANTARA and FACTIVE through our sales and marketing organization in the U.S, which is currently comprised of approximately 270 field sales personnel, including sales representatives, district managers and regional sales directors. Sales and marketing functions are located at our New Jersey office. Our sales representatives focus on community-based physicians and opinion leaders who are potential high prescribers of fluoroquinolones and/or fenofibrate products. We have also built a team of professionals with experience in insurance and government reimbursement, medical affairs and marketing. Our strategy is to continue to leverage our existing commercial infrastructure through the acquisition, in-license or co-promotion of additional marketed products to market to community-based physicians in the United States. Longer term, we anticipate expanding our commercial infrastructure to reach additional physicians.

Our strategy includes granting commercialization rights to FACTIVE tablets in territories outside of the U.S. to third parties to leverage the additional resources that a pharmaceutical marketing partner with expertise in such countries can provide. Thus, we have partnered with following entities:

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

•

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott; however, on January 31, 2008, we amended the agreement whereby Abbott Canada’s obligations to commercialize FACTIVE tablets were substantially reduced.

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

COMPETITION

The pharmaceutical industry generally is characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical and biotechnology companies both in the United States and abroad. Many of our competitors have substantially greater capital resources, facilities and human resources than we do.

Competition with respect to our products and product candidates is and will be based on, among other things:

•	our sales and marketing expertise,

•	our clinical trial results and post marketing experience,

•	our ability to obtain appropriate regulatory approvals for our product candidates in a cost-efficient and timely manner and subsequently remain in regulatory compliance,

•	our ability to secure adequate reimbursement for our products from public and private healthcare payors,

•	our ability to attract and retain qualified personnel,

•	our ability to obtain patent protection and defend our patent challenges,

•	our ability to in-license product candidates for clinical development,

•	our ability to gain access to new products via co-promotion or in-license agreements or product acquisitions,

•	our ability to secure sufficient capital resources to fund our clinical development and sales and marketing operations, and

•	our ability to secure sufficient capital resources to execute transactions to gain access to new products.

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

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor, a product manufactured by Abbott Laboratories, which accounted for approximately 92% of U.S. fenofibrate sales for the twelve month period ended December 31, 2007. ANTARA also competes with Triglide®, a fenofibrate marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate sales for the twelve month period ended December 31, 2007.

Additionally, ANTARA competes with Lipofen™, a 150 mg fenofibrate product, which was recently launched and is currently being marketed by ProEthic Pharmaceuticals, Inc. LifeCycle Pharma A/S recently announced the FDA approval of their 120 mg branded fenofibrate product, which had been filed with the FDA in late 2006 referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. LifeCycle Pharma granted Sciele Pharmaceuticals rights to market its fenofibrate product in North America, which when launched can also be expected to compete with ANTARA.

Several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 2% of total U.S. sales of fenofibrate products in 2007. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an Abbreviated New Drug Application (“ANDA”) with a Paragraph IV certification seeking the approval of a generic version of Tricor 145 mg. If a generic version of Abbott Laboratories’ Tricor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase. There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin, ezetimibe and fixed-dose, combination products.

The growth of any of these branded products or the marketing of generic fenofibrate products could result in a decrease in ANTARA sales, create pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

FACTIVE

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including other fluoroquinolones (levofloxacin, ciprofloxacin and moxifloxacin), macrolides (clarithromycin and azithromycin) and penicillins (amoxicillin/clavulanate potassium).

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

Ramoplanin

Ramoplanin is in clinical development for the treatment of CDAD. We are aware of two products currently utilized in the marketplace: Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product, for treatment of this indication. We are also aware of several other companies with products in development for the treatment of CDAD.

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

The FDA can, and does, reject new drug applications, require additional clinical trials, grant approvals on only a restricted basis even when product candidates performed well in clinical trials, or require further studies as a condition of approval. In addition, the Food and Drug Administration Amendments Act of 2007 (FDAAA) permits the agency to require new drug applicants to submit a risk evaluation and mitigation strategy (REMS) if the agency determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks.

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

In European Union countries (where our partner, Menarini is currently attempting to gain marketing approval for certain indications of FACTIVE) and in Canada, regulatory requirements and approval processes are similar in principle to those in the United States and can be at least as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: the centralized procedure and a de-centralized process which requires requesting approval on a country-by-country basis. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision making authority in product approval.

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

Manufacturing facilities that produce drugs are subject to extensive regulation both by the FDA, state and local governments, and foreign regulatory authorities. These laws and regulations require, among other things, that our facilities and the facilities of third parties, such as LG Life Sciences, Ethypharm S.A., Patheon Pharmaceuticals Inc. (our third party finished-product manufacturer for FACTIVE tablets) and Catalent Pharma Solutions (our third party packager of ANTARA capsules), be registered with the FDA and other regulatory authorities, comply with current good manufacturing practices requirements, and pass periodic inspections by the FDA and other regulators. Facilities in foreign countries may be subject to inspection by the FDA, local regulators or both. Current good manufacturing practices, or cGMP, require extensive recordkeeping, quality control, documentation and auditing to ensure that products meet applicable specifications. Failure to comply with these requirements can result in warning letters, requirements of remedial action, and, in the case of more serious failures, suspension of manufacturing, seizure, injunctions or recall of product and fines and other penalties. Compliance with these requirements can be time consuming, costly and can result in delays in product approval or product sales.

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

Through the commercialization of ANTARA and FACTIVE, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and most recently amended under the Deficit Reduction Act of 2005. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any commercial customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services, or CMS. In order to meet the requirements of the Deficit Reduction Act of 2005, these prices must now be reported to CMS monthly in addition to quarterly.

Participation in the Medicaid rebate program requires participation in the Public Health Service, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of low-income Medicare and Medicaid beneficiaries.

ANTARA and FACTIVE are available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

PATENTS AND PROPRIETARY TECHNOLOGY

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 55 issued U.S. patents, approximately 57 pending U.S. patent applications, approximately 58 issued foreign patents and approximately 111 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) pharmaceutical compositions, methods of their use and treatment, and methods of manufacturing ANTARA, (3) metalloenzyme inhibitors, their uses and their targets, (4) anti-infective compounds and their uses, and (5) the field of human and pathogen genetics. Our material patents are as follows:

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

•

U.S. Patent No. 7,101,574 granted September 5, 2006, relating to pharmaceutical compositions containing fenofibrate and methods of preparing the same; licensed from Ethypharm, S.A.; expiring August 20, 2020; and

•	U.S. Patent No. 7,317,001 granted January 8, 2008, relating to methods of use of Ramoplanin for the treatment of Clostridium difficile-Associated Disease (CDAD); expiring December 20, 2024.

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

Under our development, license and supply agreement with Ethypharm, S.A., we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes one issued U.S. patent and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, under which our wholly-owned subsidiary, Guardian II Acquisition Corporation granted Paul Capital a security interest in all of its assets, including all rights to ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. These patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The patent issued to Ethypharm which is listed in the FDA Orange Book is set to expire in 2020.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent No. 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents are currently set to expire at various dates, ranging from 2015 to 2019.

The patents relating to Ramoplanin include claims relating to methods of manufacturing Ramoplanin as well as methods of increasing the yield of the active compound. On January 8, 2008, the United States Patent and Trademark Office (USPTO) issued us a U.S. patent relating to methods of use of Ramoplanin for the treatment of Clostridium difficile-associated disease, or CDAD. We also have applications pending relating to various novel uses of Ramoplanin as well as a formulation containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

MANUFACTURING

Currently, our source of supply of bulk capsules of ANTARA is Ethypharm, S.A, which produces the capsules at its facilities in France. Ethypharm is able to receive ANTARA API from two vendors in Spain and Italy. We also have an agreement with Catalent Pharma Solutions (formerly Cardinal Health) to package finished ANTARA capsules.

Under the terms of our agreement with LG Life Sciences, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for FACTIVE API. LG Life Sciences supplies the FACTIVE API from its manufacturing facility in South Korea. Patheon Pharmaceuticals Inc. currently manufactures the finished tablets. With respect to our sublicense of commercialization rights to FACTIVE in ex-US territories:

•

Pfizer Mexico must purchase all of its commercial requirements in Mexico for FACTIVE API from us, but has the option to receive FACTIVE product from us or to fill and finish the final tabletted FACTIVE product at its manufacturing facilities in Mexico. We have transferred the required technology to Pfizer Mexico so that it can start its fill and finish activities;

•	Abbott Canada must purchase its commercial requirements for Canada of FACTIVE finished product from us;

•

With respect to the anticipated commercialization of FACTIVE in Europe, Menarini must purchase all of its requirements for FACTIVE active pharmaceutical ingredient from us, but may request that we supply finished FACTIVE product to it for an interim period of time while the technology transfer process is completed.

Pursuant to our acquisition of worldwide rights to Ramoplanin from Pfizer (formerly Vicuron), we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of

Ramoplanin. Although we plan to seek a partner for Ramoplanin, a contract manufacturer or the partner would be required to produce both the active pharmaceutical ingredient and the final dosage form to support related manufacturing activities.

HUMAN RESOURCES

As of December 31, 2007, we had 322 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

AVAILABILITY OF INFORMATION

We maintain a website with the address www.oscient.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

We have a history of significant operating losses and expect losses to continue for some time. Although we recorded a one-time, non-cash gain of approximately $30,824,000 in the second quarter related to the convertible debt exchange, we expect to continue to have net losses in the near future and we had an accumulated deficit of approximately $445,758,000 as of December 31, 2007. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of ANTARA and FACTIVE, co-promotion revenues based on the sale of TESTIM® gel (which we no longer promote), sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years. These losses are expected to continue, principally due to the expenses in the sales and marketing area, as we seek to grow sales of ANTARA capsules and FACTIVE tablets and as we seek to acquire additional approved products or product candidates. Additionally, our partners’ product development efforts that utilize our genomic discoveries are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

Our business is very dependent on the commercial success of ANTARA and FACTIVE.

ANTARA capsules and FACTIVE tablets are currently our only commercial products and we expect that they will likely account for substantially all of our product revenues for at least the next several years or until we successfully acquire, in-license or enter into co-promotion agreements for additional products.

ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The commercial success of ANTARA and FACTIVE will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other products used, or currently being developed, to treat CAP and AECB, in the case of FACTIVE tablets, or hypercholesterolemia and hypertriglyceridemia, in the case of ANTARA capsules. In addition, if concerns should arise about the safety or efficacy of our products, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. If ANTARA and FACTIVE are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire.

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. For example, third parties seeking to market generic versions of branded pharmaceutical products often file an Abbreviated New Drug Application (“ANDA”) with the FDA, wherein such ANDA contains a certification by the applicant that the patents protecting the branded pharmaceutical product are invalid, unenforceable and/or not infringed, a so-called Paragraph IV certification. As described under, “Our products and product candidates face significant competition in the marketplace,” Teva recently filed such an ANDA containing a Paragraph IV certification with the FDA seeking the approval of a generic version of Tricor 145 mg. If such a filing is made referencing either ANTARA or FACTIVE, we may need to defend and/or assert our patents, including filing lawsuits alleging patent infringement which would be extremely costly to us. If we were unsuccessful in such a proceeding and the FDA approved a generic version of any one or both of our products, such an outcome would have a material adverse effect on our business.

We may also become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or a foreign patent office to determine our patent rights with respect to third parties which may include competitors in the pharmaceutical industry. Interference proceedings in the U.S. Patent and Trademark Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to discover such intellectual property. The cost to us of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time.

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

We have a substantial level of debt. As of December 31, 2007, we had approximately $303.9 million of indebtedness outstanding (including accrued interest and excluding a bond discount of approximately $43.1 million), which includes approximately $41.2 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $17.2 million of outstanding indebtedness will mature in 2009, approximately $22.0 million of outstanding indebtedness will mature in 2010 or it may be extended at our option to 2012 through issuance of warrants and approximately $223.5 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $40.4 million. The level and nature of our indebtedness, among other things, could:

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

•

restrict the operations of our business as a result of provisions in the Revenue Interests Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would materially adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE; or

•

impair our ability to merge or otherwise effect the sale of the Company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the company.

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

We believe our existing funds, including approximately $40.4 million we received as a result of the completion of our convertible debt offering in May 2007, and anticipated cash generated from operations should be sufficient to support our current plans through at least the end of 2008. We may need to raise additional capital in the future to fund our operations and/or other potential commercial or development opportunities, to support our sales and marketing activities, and to fund clinical trials and other research and development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for pharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

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

We need to continue to develop marketing and sales capabilities to successfully commercialize ANTARA capsules, FACTIVE tablets and our other product candidates.

ANTARA capsules and FACTIVE tablets are the first two FDA-approved products which we own and promote. To date, we still have limited marketing and sales experience. The continued development of these marketing and sales capabilities, including any expansion of our sales force, will require significant expenditures, management resources and time. Failure to establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to assume and continue to grow the ANTARA and FACTIVE brands and related product sales.

Our products and product candidates face significant competition in the marketplace.

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is Tricor 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 92% of U.S. fenofibrate sales for the year ended December 31, 2007. Abbott has announced its development and evaluation of another branded fenofibrate-type product, both as mono and combination therapy.

In addition to Tricor, there are several other branded fenofibrate products which compete with ANTARA. ANTARA also competes with Triglide, a 160 mg fenofibrate product marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate sales for the year ended December 31, 2007. Additionally, ANTARA competes with Lipofen, a 150 mg fenofibrate product, which was recently launched and is currently being marketed by ProEthic Pharmaceuticals, Inc. LifeCycle Pharma A/S recently announced the FDA approval of their 120 mg branded fenofibrate product, which had been filed with the FDA in late 2006 referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. LifeCycle Pharma granted Sciele Pharmaceuticals rights to market its fenofibrate product in North America, which when launched can also be expected to compete with ANTARA.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 2% of total U.S. sales of fenofibrate sales in 2007. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an Abbreviated New Drug Application (“ANDA”) with a Paragraph IV certification seeking the approval of a generic version of Tricor 145 mg. If a generic version of Abbott Laboratories’ Tricor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase. There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin, ezetimibe and fixed-dose, combination products.

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

FACTIVE

FACTIVE tablets are approved for the treatment of community-acquired pneumonia of mild to moderate severity and acute bacterial exacerbations of chronic bronchitis. There are several classes of antibiotics that are primary competitors for the treatment of these indications, including other fluoroquinolones (levofloxacin, ciprofloxacin and moxifloxacin), macrolides (clarithromycin and azithromycin), cephalosporins (cefdinir) and penicillins (amoxicillin/clavulanate potassium).

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have composition of matter patents which have expired or will expire at dates ranging from 2003 to 2016. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, makers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

Ramoplanin

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace: Vancocin pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product, for treatment of this indication. We are also aware of several companies with products in development for the treatment of CDAD as well as the potential for generic vancomycin.

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

Virtually all aspects of our and our partners’ activities are subject to regulation by numerous governmental authorities in the U.S., Europe, Canada, Mexico and elsewhere. These regulations govern or affect the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, distribution, advertising and promotion of ANTARA, FACTIVE, Ramoplanin and our other product candidates, as well as safe working conditions and the experimental use of animals. We are required to report any serious and unexpected adverse experiences with our products to the FDA and other similar regulatory authorities in other jurisdictions. Noncompliance with any applicable regulatory requirements or failure to obtain adequate documentation from any governmental agency can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, injunctions, total or partial suspension of production, “whistleblower” lawsuits, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability. Our corporate compliance program cannot fully ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations or a failure to prevail in litigation related to noncompliance could harm our business.

For instance, we, along with many other pharmaceutical companies, received correspondence in 2007 from the FDA stating that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of ANTARA. The FDA suggested that we take one of the following steps to assess the accuracy of such data: conduct an independent audit of the trials to verify the data, re-assay samples or repeat the studies. The FDA also stated that it has not detected any signals or any evidence that the products mentioned in its correspondence pose a safety risk or that there has been any impact on efficacy. We have responded to the FDA informing the FDA that we do not believe that these steps are necessary because the FDA audited the pivotal MDS Pharma study at issue prior to its approval of ANTARA, and further because there are other non-MDS Pharma data that support the safety and effectiveness of ANTARA. Because the outcome of this issue is uncertain, we cannot predict whether this issue will have a material impact on our results of operations.

New legal and regulatory requirements could make it more difficult for us to obtain expanded or new product approvals, and could limit or make more burdensome our ability to commercialize our approved products.

Numerous proposals have been made in recent years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (FDAAA). The recently enacted amendments would among other things, require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. The implementation of the recently enacted amendments or other proposed legal or regulatory changes may make it more difficult or burdensome for us to obtain extended or new product approvals, and our current approvals may be restricted or subject to onerous post-approval requirements. Such changes may increase our costs and adversely affect our operations. The ability of us or our partners to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Failure to comply with or changes to the regulatory requirements that are applicable to ANTARA, FACTIVE or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	notice of violation letters regarding promotional and marketing materials and activities;

•	withdrawal of the product from the market;

•	voluntary or mandatory recall of the product;

•	fines against us or our partners;

•	suspension or withdrawal of regulatory approvals for ANTARA, FACTIVE or a product candidate which subsequently receives regulatory approval;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we or our partners submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us or our partners.

If we market or distribute products in a manner that violates federal or state healthcare fraud and abuse, marketing disclosure or drug pedigree laws, we may be subject to civil or criminal penalties.

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

In recent years, some states have passed or have proposed laws and regulations obligating pharmaceutical manufacturers and distributors to provide prescription drug pedigrees that are intended to protect the safety of the supply channel. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. Also, effective January 1, 2009, California will require the implementation of costly track and trace chain of custody technologies. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with distributors and customers. While we fully intend to comply with these laws, there is uncertainty around the interpretation of the recently passed laws, future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our business.

We depend on third parties to manufacture and distribute our products and product candidates.

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the API of FACTIVE and is our only source of supply. We use Patheon Inc. (Patheon) to produce the finished FACTIVE tablets and it is currently our only source of FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and is able to receive ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Catalent Pharma Solutions, Inc. to package finished ANTARA capsules and FACTIVE tablets.

If Ethypharm, LG Life Sciences, Patheon or Catalent Pharma Solutions experiences any significant difficulties in their respective manufacturing processes for our products including the API or finished product, we could experience significant interruptions in the supply of ANTARA and FACTIVE. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply ANTARA and FACTIVE at required levels. Such an interruption could cause us to incur substantial costs and our ability to generate revenue from ANTARA and FACTIVE may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product manufactured by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted. Due to these regulatory requirements, we could experience significant interruptions in the supply of ANTARA and FACTIVE if we decided to transfer the manufacture of our products to one or more suppliers in an effort to deal with such difficulties.

As the ANTARA bulk capsules and FACTIVE API are manufactured in France and South Korea, respectively, we must ship our products to the United States for finishing, packaging and labeling, and manufacturing in the case for FACTIVE. While in transit, our API and product, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment to the United States, our API or finished product could be lost or damaged as our FACTIVE API is stored at Patheon and our ANTARA and FACTIVE finished product is stored at our third party logistics provider, Integrated Commercialization Solutions, Inc. (ICS). Appropriate risk mitigation steps have been taken and insurance is in place. However, depending on when in the process the API or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our API or finished product.

We may also experience interruption or significant delay in the supply of ANTARA and FACTIVE due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability in France or South Korea. In any such event, the supply of our products stored at Ethypharm or LG Life Sciences could also be impacted.

Pursuant to our acquisition of worldwide rights to Ramoplanin from Pfizer (formerly Vicuron), we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of Ramoplanin. Although we plan to seek a partner for Ramoplanin, a contract manufacturer or the partner would be required to produce both the active pharmaceutical ingredient and the final dosage form to support related manufacturing activities. If there is a significant delay in securing a qualified supplier on commercially favorable terms, we could experience a supply shortage of Ramoplanin bulk drug, possibly affecting our ability to consummate partnering arrangements for the commercialization of Ramoplanin.

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

We depend on third parties to assist in the management and execution of our product supply chain for ANTARA capsules and FACTIVE tablets.

We do not have the internal capability to perform product supply chain services including warehousing, inventory management, storage and distribution of commercial and sample quantities of ANTARA capsules and FACTIVE tablets. We have an exclusive arrangement with Integrated Commercialization Solutions, Inc. (ICS) to perform such supply chain services with respect to commercial product through the second quarter of 2010.

We cannot be certain that ICS will be able to perform uninterrupted supply chain services. If ICS were unable to perform their services for any period, we may incur substantial loss of sales to wholesalers and other purchasers of our products. If we are forced to find an alternative supply chain service provider for ANTARA and FACTIVE, in addition to loss of sales, we may also incur costs in establishing a new arrangement.

Wholesalers, pharmacies and hospitals may not maintain adequate distribution for our products.

We sell ANTARA and FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote ANTARA and FACTIVE to these wholesalers, and they do not determine such products prescription demand. However, approximately 89% of our product shipments during the year ended December 31, 2007 were to only three wholesalers. Our ability to commercialize ANTARA and/or FACTIVE will depend, in part, on the extent to which we maintain adequate distribution of ANTARA capsules and FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock ANTARA and FACTIVE, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of ANTARA capsules or FACTIVE tablets, the commercialization of ANTARA and/or FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in ANTARA or FACTIVE, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the revenue interests assignment agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the “put/call price” in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the put/call price as required.

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

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights to Pfizer, S.A. de C.V, Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg SA to develop and sell FACTIVE in Mexico, Canada and Europe, respectively. However, we have recently amended our agreement with Abbott Canada whereby Abbott Canada’s development and commercial obligations were substantially reduced.

We may not be able to maintain our existing arrangements with respect to the commercialization of our existing products, ANTARA and FACTIVE, or establish and maintain arrangements or partnerships to develop and commercialize Ramoplanin or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to our current products, Ramoplanin, our other product candidates or any additional products we may acquire on terms which we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely and regulatory compliant manner, such breach, termination or failure could:

•

delay or otherwise adversely impact the development or commercialization of ANTARA capsules, FACTIVE tablets, Ramoplanin, our other product candidates or any additional product candidates that we may acquire or develop;

•	require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

We bear substantial responsibilities under our license agreements for ANTARA and FACTIVE and our sublicense agreements to Pfizer, S.A. de C.V., Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg SA, and there can be no assurance that we will successfully fulfill our responsibilities.

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

We believe that we are currently in compliance with our obligations under the Ethypharm agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement. During 2007, we recorded approximately $471,000 related to a minimum royalty obligation to Ethypharm. Moreover, Ethypharm’s right of first refusal on a divestiture of our rights to ANTARA may adversely affect our ability to effect a change of control or sale of our assets.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting on the third anniversary from the launch of FACTIVE in the U.S. in 2004 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance and meet all of our obligations due to the limitations on our resources and the many risks of conducting clinical trials, as described below in “Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates” and the challenges inherent in the commercialization of new products as described above in “Our product candidates will face significant competition in the marketplace.”

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

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. Under this agreement, we are obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. In December 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under these sublicense and supply agreements but can make no assurances that we will be able to remain in compliance with such responsibilities, which would result in our breach of such agreement.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 55 issued U.S. patents, approximately 57 pending U.S. patent applications, approximately 58 issued foreign patents and approximately 111 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent No. 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents for FACTIVE are currently set to expire at various dates, ranging from 2015 to 2019.

On January 8, 2008 the United States Patent and Trademark Office (USPTO) issued us U.S. Patent No. 7,317,001 relating to the treatment of C. difficile associated disease (CDAD) using Ramoplanin. We received a patent term adjustment of 565 days thus extending the term through December 20, 2024. In addition to the recently issued patent, we have an additional patent which includes claims relating to methods of manufacturing Ramoplanin. We also have several applications pending relating to additional novel uses of Ramoplanin as well as formulations containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

•

the April 30, 2007 U.S. Supreme Court decision in KSR International Co. vs. Teleflex, Inc. may raise the standard for patentability for both patent applications and holders, thus making it more difficult to either obtain patents or withstand challenges to patentability based on a determination of obviousness;

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004 but did not meet its primary endpoint. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. Although we have agreed with the FDA to a Special Protocol Assessment regarding specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved Special Protocol Assessment for a particular protocol is no longer valid. Additionally, in October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. While the indications identified by the FDA in the draft guidance are not indications which we are currently pursuing, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics could delay or ultimately prevent commercialization of new antibiotic product candidates such as Ramoplanin or additional indications for FACTIVE. If the trials or the filings are delayed or not approved by the FDA, our business may be adversely affected.

If we choose to pursue additional indications or expand the label for ANTARA or FACTIVE, or are required to conduct additional clinical trials, we may not be able to demonstrate the safety and efficacy of FACTIVE or ANTARA for those indications to the satisfaction of the FDA, or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies. Negative, inconclusive or inconsistent clinical trial results could prevent regulatory approval, increase the cost and timing of regulatory approval or require additional studies or a filing for a narrower indication or label expansion.

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

With routine employee turnover, we also face the risk of being unable to enforce our rights under non-compete and non-solicitation provisions as well as confidentiality obligations that protect the Company. We also need to guard against the same obligations that our employees or our potential employees have with their former employers.

Changes in the expensing of stock-based compensation have resulted and will continue to result in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

We rely on stock options to compensate existing employees and attract new employees. As a result of new accounting rules implemented by the Financial Accounting Standards Board, as of January 1, 2006, we were required to record the expense for the fair value of stock options granted to employees and the fair value of purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effect on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Failure to obtain or maintain regulatory approvals in foreign jurisdictions will prevent us from marketing FACTIVE abroad.

We have entered into commercialization relationships with Pfizer Mexico, Abbott Canada and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico, in Canada to Abbott Canada and in Europe to Menarini. Obtaining foreign approvals may require additional trials and expense. Further, in order to market FACTIVE in Europe, we or our distribution partners may need to obtain multiple regulatory approvals. For instance, our predecessor’s original regulatory filing in the United Kingdom was rejected. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market FACTIVE. Further, based on the amendment of our agreement with Abbott Canada of January 31, 2008, Abbott Canada is no longer obligated to pursue the CAP and ABS indications in Canada. If our partners are unsuccessful in their efforts to obtain and/or expand their respective marketing approvals, the revenues that we expect to obtain from the sales of FACTIVE could be significantly limited.

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

Our ability to commercialize ANTARA capsules, FACTIVE tablets, Ramoplanin and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payers, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payers. We cannot assure you that third-party payers will pay for such products or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. If adequate coverage and reimbursement levels are not provided by government and private payers for use of our products, our products may fail to achieve market acceptance and our results of operations may be materially adversely affected. Under the Medicare Part D outpatient prescription drug benefit, Medicare beneficiaries (primarily the elderly over 65 and the disabled) may enroll in private drug plans. There are multiple types of Part

D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The profitability of our products may depend on the extent to which they enjoy preferred status on the formularies of a significant portion of the largest Part D prescription drug plans. Our ability to obtain such preferred status on favorable economic terms cannot be assured. Additionally, the Part D program has been the subject of much controversy since its inception in 2003, and significant amendments, including an amendment to authorize the Federal Government to directly negotiate drug prices with manufacturers, are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

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

Many health maintenance organizations and other third-party payers use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payer that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot assure you that ANTARA capsules, FACTIVE tablets, Ramoplanin or any of our future products will be added to payers’ formularies, whether our products will have preferred status to alternative therapies, nor whether the formulary decisions will be conducted in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payers, which could result in our receiving lower or discounted prices for our products.

Wholesalers, pharmacies and hospitals may not provide adequate distribution for our products.

Our ability to commercialize our products will depend, in part, on the extent to which we obtain adequate distribution of our products via wholesalers, pharmacies and hospitals, as well as other customers. Wholesalers and larger retailers may be reluctant to stock and distribute Oscient products since we are not a large, well-established company. If we do not obtain adequate distribution of our products, the commercialization of ANTARA and FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	our ability to successfully commercialize ANTARA capsules and FACTIVE tablets;

•	the revenues that we may derive from the sale of ANTARA capsules and FACTIVE tablets , as compared to analyst estimates or to our own guidance;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	the results of any clinical trials that we may conduct and the pace of our progress in those clinical trials;

•	the results of clinical trials conducted by partners for Ramoplanin or products developed from any of our legacy alliances and the pace of progress in those clinical trials;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the pharmaceutical industry generally;

•	our ability to meet the continued listing requirements for The NASDAQ Global Market;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending December 31, 2007 the closing price of our common stock as reported on The NASDAQ Global Market ranged from a high of $22.24 to a low of $1.23. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Our common stock is subject to delisting from The NASDAQ Global Market and there can be no assurance that we will complete our plan for compliance or that The NASDAQ will consider our compliance satisfactory, and that we will retain our listing.

On August 17, 2007, we were notified by NASDAQ that our common stock was subject to delisting from The NASDAQ Global Market based upon our failure to satisfy the $50 million market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the NASDAQ Marketplace Rules). We were granted a thirty calendar-day period to regain compliance with the requirement. We did not regain compliance, and on September 18, 2007, we were notified by NASDAQ that trading in our securities would be suspended on September 27, 2007, unless we appealed the NASDAQ staff’s determination. We requested a hearing before the NASDAQ Listing Qualifications Panel (NASDAQ Panel) and on November 8, 2007, presented our plan to evidence compliance with the alternative listing standard which requires $50 million in total assets and $50 million in total revenue in either the most recent fiscal year, or two of the three most recent fiscal years, according to Marketplace Rule 4450(b)(1)(B), upon the filing of the Form 10-K for the fiscal year ended December 31, 2007.

On November 30, 2007, the NASDAQ Panel granted our request for continued listing of our securities on The NASDAQ Global Market. Our continued listing is subject to the filing of our Form 10-K for the fiscal year ending December 31, 2007 on or before February 6, 2008, which evidences over $50 million in revenue and over $50 million in total assets as well as continued compliance with other listing requirements for The NASDAQ Global Market. Even if NASDAQ reinstates us following the filing of this Annual Report on Form 10-K, there can be no assurance that we will be able to meet these requirements for continued listing in the future.

In order to fully comply with the terms of the exception granted by the NASDAQ Panel, we must be able to demonstrate compliance with all requirements for continued listing on The NASDAQ Global Market. If we are unable to do so, our common stock may be delisted from The NASDAQ Global Market. In the event that we are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for the transfer to or listing on another national exchange, including The NASDAQ Capital Market.

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

•	the level of acceptance by physicians and third party payers of ANTARA and FACTIVE;

•	the progress of any future clinical trials for our products;

•	the progress of any clinical trials conducted by partners for Ramoplanin or products developed through our legacy alliances;

•	our success in concluding transactions to acquire additional approved products and product candidates, and the pace of our commercialization of such additional products;

•	the introduction of new products and services by our competitors;

•	regulatory actions; and

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights.

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

Item 1 B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1000 Winter Street, Suite 2200, Waltham, Massachusetts. We lease approximately 36,000 square feet of space at our Winter Street facility and our lease expires on March 31, 2012. During 2007, we incurred aggregate rental costs, excluding maintenance and utilities, for our Corporate headquarter Waltham facility of approximately $833,000. Additionally, in 2006 we incurred approximately $1.8 million which included obligations under a lease for approximately 81,000 square feet of space at our former executive offices located at 100 Beaver Street, Waltham, Massachusetts, which expired on November 15, 2006. We subleased approximately 47,000 square feet at our former Beaver Street facility, and we received approximately $1.6 million in sublease income in 2006.

In 2007, we expanded our commercial sales and marketing capabilities by adding offices in New Jersey. Our commercial sales and marketing offices are located at 23 Orchard Road, Suite B103, Skillman, New Jersey. We lease approximately 10,000 square feet of space at the Orchard Road facility and our lease term, which extends five years, will begin in early 2008 and expire in 2013.

We also maintain a west coast lease at 7300 Shoreline Court, South San Francisco, California, for approximately 68,000 square feet of laboratory and administrative space. The remaining average yearly base rent for the west coast facility is approximately $4.7 million. The lease for this facility expires on February 28, 2011 and we have subleased to third parties approximately 61,300 square feet of the facility through various dates ranging from October 31, 2008 to February 28, 2011. In 2007, we received approximately $2.6 million in sublease income from the west coast subleases.

Item 3. Legal Proceedings

On August 23, 2007, Thomas Weisel Partners LLC (“Thomas Weisel”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”). In the Demand for Arbitration, Thomas Weisel alleged that the Company breached the parties’ Engagement Letter dated December 7, 2006 (the “Engagement Letter”), by alleging the Company failed to include Thomas Weisel as its financial advisor in its convertible debt transaction in April 2007. The Company and Thomas Weisel mutually agreed to settle the dispute and all alleged claims and causes of action against the Company were dismissed on January 3, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is traded on the NASDAQ Global Market under the symbol “OSCI.” The table below sets forth the range of high and low sale prices for each fiscal quarter during 2007 and 2006 as reported by the NASDAQ Global Market, adjusted to account for the effect of the 1-for-8 reverse stock split effective on November 15, 2006.

	2007		2006
	High	Low	High	Low
First Quarter	$5.50	$4.10	$22.48	$14.16
Second Quarter	7.78	4.45	16.32	6.16
Third Quarter	4.75	2.48	11.60	4.40
Fourth Quarter	3.27	1.16	9.44	4.15

As of February 1, 2008, there were approximately 1,264 shareholders of record of our common stock.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,089,648	$23.88	480,503
Equity compensation plans not approved by security holders (1)	173,188	2.76	239,537

Total	1,262,836	$20.75	720,040

(1)	As described on the Company’s Form S-8 filed on October 1, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) on August 13, 2007, and authorized 500,000 shares of common stock for issuance under the 2007 Inducement Plan. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock to new employees.

Company Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2007.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act or the Exchange Act that might incorporate by reference this annual report or future filings made by the Company under those statues, the preceding Stock Performace Graph and the information relating to it is not “soliciting material” and is not deemed filed with the Securitis and Exchange Commission, and shall not be deemed incorporated by reference into any of those such prior filings or into any future filings made by the Company under those statutes.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share (in thousands, except per share data).

	For the Year Ended December 31,
	2007	2006(3)	2005	2004(4)	2003
Revenues (net):
Product sales	$78,458	$38,244	$20,458	$4,067	$—
Co-promotion	—	6,890	2,954	—	—
Other	1,511	1,018	197	2,546	7,009

Total net revenues (1)	79,969	46,152	23,609	6,613	7,009
Costs of product sales and operating expenses	117,965	118,071	112,281	97,229	39,943

Loss from operations	(37,996)	(71,919)	(88,672)	(90,616)	(32,934)
Net other income (expense)	8,527	(6,379)	79	(2,863)	3,546

Loss from continuing operations before income tax	(29,469)	(78,298)	(88,593)	(93,479)	(29,388)
Provision for income tax	(384)	(179)	—	—	—

Net loss from continuing operations	(29,853)	(78,477)	(88,593)	(93,479)	(29,388)
Income (loss) from discontinued operations	—	—	—	208	(401)

Net loss	$(29,853)	$(78,477)	$(88,593)	$(93,271)	$(29,789)

Net loss per common share basic and diluted (2)	$(2.19)	$(6.58)	$(9.26)	$(10.61)	$(9.06)

Weighted average basic and diluted common shares outstanding (2)	13,601	11,925	9,569	8,794	3,286

(1)	Does not include income (loss) from discontinued operations related to our genomics business.
(2)	Adjusted to account for the effect of the one-for-eight reverse stock split effective on November 15, 2006.
(3)	We acquired the ANTARA assets on August 18, 2006.
(4)	We completed a merger with GeneSoft Pharmaceuticals on February 6, 2004.

	As of December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents, restricted cash, and long and short-term marketable securities	$52,466	$44,808	$80,044	$176,628	$28,665
Working capital	42,011	40,444	77,750	156,021	18,897
Total assets	274,184	279,407	241,095	340,560	40,516
Long-term liabilities	268,906	250,977	191,289	193,397	292
Shareholders’ (deficit) equity	(28,715)	(1,996)	28,101	114,400	29,940

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oscient Pharmaceuticals Corporation (“we”, “us”, or the “Company”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (FDA)-approved products in the United States. Our strategy is to grow the sales of our existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. We have developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

We currently market two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. We license the rights to ANTARA from Ethypharm S.A of France (Ethypharm) and began promoting ANTARA in late August 2006. In 2007, ANTARA generated approximately $59 million in net revenues. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (LG Life Sciences) and launched FACTIVE in the U.S. market in September 2004. In 2007, FACTIVE generated approximately $20 million in net revenues.

Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease, or CDAD. We have made the strategic decision to concentrate our financial resources on building our revenues for products promoted to community-based physicians in the United States and are currently seeking to out-license, co-develop or sell the rights to Ramoplanin to a partner.

We have incurred significant operating losses in the past. As of December 31, 2007, we had an accumulated deficit of approximately $446 million. We expect to incur additional operating losses due to the implementation of manufacturing, distribution, marketing and sales capabilities.

On August 17, 2007, we were notified by NASDAQ that our common stock was subject to delisting from The NASDAQ Global Market based upon our failure to satisfy the $50 million market value of listed securities requirement for the previous ten consecutive trading days pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules. We did not meet the alternative listing standard which requires $50 million in total assets and $50 million in total revenue in either the last fiscal year, 2006, or two of the three most recent fiscal years, according to Marketplace Rule 4450(b)(1)(B). We were granted a thirty (30) calendar-day period to regain compliance with the requirement. We did not regain compliance, and on September 18, 2007, we were notified by NASDAQ that our common stock was subject to delisting as a result of the deficiency.

We requested a hearing before the NASDAQ Listing Qualifications Panel and, on November 8, 2007, we presented our plan to evidence compliance with the alternative listing standard which requires $50 million in total assets and $50 million in total revenue in either the most recent fiscal year, or two of the three most recent fiscal years, according to Marketplace Rule 4450(b)(1)(B), upon the filing of the Form 10-K for the fiscal year ended December 31, 2007. On November 30, 2007, the NASDAQ Panel granted our request for continued listing of our securities on The NASDAQ Global Market. Our continued listing is subject to the filing of the our Form 10-K for the fiscal year ending December 31, 2007 on or before February 6, 2008, which evidences over $50 million in revenue and over $50 million in total assets. For the fiscal year ending December 31, 2007, we had revenue of approximately $80 million and total assets of approximately $274 million.

ANTARA

ANTARA is a once-daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated LDL-C (“bad” cholesterol), triglyceride and apolipoprotein B (free floating fats in the blood) levels and to increase HDL-C (“good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Fenofibrate products work primarily to lower triglycerides and increase HDL-C, which makes the drug an attractive alternative for those patients whose LDL-C is well controlled. ANTARA received FDA approval in November 2004. We began marketing ANTARA in 43 mg and 130 mg doses in August 2006.

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (Reliant) for $78 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA, and we were assigned rights to an exclusive license from Ethypharm S.A. (Ethypharm). In order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively compensate Ethypharm for any shortfall. During 2007, we recorded approximately $471,000 related to the minimum royalty obligation to Ethypharm. In addition, a sales-based milestone was met which resulted in the Company paying $400,000 to Ethypharm in the fourth quarter of 2006. We recorded this milestone payment as a liability in accordance with purchase accounting. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver API to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the New Drug Application, or NDA and the Investigational New Drug application, or IND, covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. We also assumed certain of Reliant’s liabilities related to the ANTARA products.

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products that we develop, which include any product containing fenofibrate as its API. We currently do not pay royalties to Reliant. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant. On December 19, 2007, Reliant was acquired by GlaxoSmithKline.

ANTARA capsules are covered by a U.S. patent relating to formulations containing fenofibrate and methods of preparing the same that extend through August 2020. In addition, Ethypharm has filed additional patent applications which relate to the formulation and we were assigned a patent application which was filed by Reliant relating to methods of treatment. If issued, we believe these patents may provide ANTARA additional patent protection.

FACTIVE

Overview

FACTIVE was approved by the FDA in 2003 for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB.

We license from LG Life Sciences the right to develop and commercialize FACTIVE (gemifloxacin) tablets, a fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting on the third anniversary from the launch of FACTIVE in the U.S. in 2004 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

We are obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. We are also obligated to make aggregate milestone payments of up to $40 million to LG Life Sciences (including milestone payments required by the amendments described below) upon achievement of additional regulatory approvals and sales thresholds.

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

Commercialization and Development

With respect to additional development initiatives, we completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the previously approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the supplemental New Drug Application (sNDA) seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. On May 1, 2007, the FDA approved FACTIVE for the five-day treatment of CAP.

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis, or ABS, were completed, and, in November 2005, we filed an sNDA for ABS. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA. In November 2006, we voluntarily withdrew our sNDA seeking approval of the ABS indication.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of our continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon nine months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and ABS.

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE is currently approved in Canada for the five-day treatment of AECB. We subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. In accordance with the terms of the amendment, Abbott Canada will continue to maintain FACTIVE tablets in its current product price list and it will continue to pay us a transfer price on FACTIVE tablets purchases. Abbott Canada is not required to pursue the CAP and ABS indications. Additionally, the amendment provides that we can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to us after November 30, 2008.

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union. Oscient has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved.

Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study included patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 was completed in January 2007. The final report of the utilization study is scheduled for submission to the FDA in the first half of 2008. In the future, we need only to provide the FDA with annual reports containing safety information.

Additionally, in April 2005, we completed a Phase III trial examining the potential use of FACTIVE tablets for the five-day treatment of mild to moderate CAP. Based on the results of this study, in November 2005 we submitted an sNDA to the FDA for approval to promote the five-day treatment of FACTIVE tablets for this indication. On September 21, 2006, we received an approvable letter from the FDA for the sNDA seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. On May 1, 2007, the FDA approved FACTIVE for the five-day treatment of CAP.

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

We agreed with the FDA to a Special Protocol Assessment (SPA) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building its revenues for products promoted to community-based physicians in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin to a partner.

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

Revenue Recognition

Our principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. In the second quarter of 2005, we began recognizing co-promotion revenue in connection with our co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006. Other historical sources of revenue include biopharmaceutical alliances and royalties from our divested genomic services business. In future periods, product revenues will continue to increase based on anticipated increased volume of prescriptions of ANTARA capsules and FACTIVE tablets. Conversely, we expect our revenues derived from biopharmaceutical alliances will continue to decrease.

Although ANTARA revenue results are anticipated to be steady throughout our fiscal year, we expect demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if we have completed our remaining obligations under the arrangement. If we have further obligations, milestone payments are recognized as revenue if we have sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period.

We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

Sales Rebates, Discounts and Incentives

In the U.S., we sell ANTARA and FACTIVE to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When we deliver our product, we reduce the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in our estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, return rates for similar competitive antibiotic and cardiovascular products that have a similar shelf life and are sold in the same distribution channel, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to, and twelve months subsequent to, the expiration date of our product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. During 2007, we increased our estimate for product returns as a result of returns of product lots related to the seven-day course of treatment of FACTIVE tablets. We believe the product returns were a result of a combination of the shift in product demand from seven-day course of treatment to five-day course of treatment and returns associated with initial stocking of FACTIVE. As of December 31, 2007 and 2006, our product return reserve was approximately $3,169,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of December 31, 2007 and 2006, the balance of the cash discounts reserve was approximately $343,000 and $202,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2007 and 2006, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $4,263,000 and $2,994,000, respectively. Considering the estimates made by us, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable. As of December 31, 2007, the significant change to our estimates in the periods presented is primarily attributable to the acquisition of the ANTARA product line.

Special Promotional Programs

From time to time, we offer certain promotional incentives to our customers for both ANTARA and FACTIVE and will continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. We account for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITFNo. 01-09). Examples of programs utilized to date are as follows:

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, we have initiated three voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to us by a third party claims processing organization. The first program expired on December 31, 2006, the second program expired on September 30, 2007, and the third program expires on February 28, 2009. As of December 31, 2007 and 2006, the balance of the liabilities for these voucher programs totaled approximately $491,000 and $619,000, respectively.

Voucher Rebate Programs for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer mail-in rebates and point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, we initiated a voucher rebate program whereby we offered a point-of-sale rebate to retail consumers. This program expired on December 31, 2007. In October 2007, we initiated another voucher rebated program whereby we offered a point-of-sale rebate to retail consumers. This program expires on April 30, 2008. As of December 31, 2007 and 2006, the balance of the liabilities for these voucher programs totaled approximately $1,396,000 and $452,000, respectively.

Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Ongoing credit evaluations of customers are performed and collateral is generally not required. As of December 31, 2007 and 2006, we reserved approximately $35,000 and $39,000, respectively, for bad debts related to the sale of ANTARA or FACTIVE. We continuously review all customer accounts to determine if an allowance for uncollectible accounts is necessary. We currently provide substantially all of our distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2007, payments have generally been made in a timely manner. We also reserved $0 and $310,000 as of December 31, 2007 and 2006, respectively, related to other non trade receivables.

Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory on a first-in-first-out basis and recognized as cost of goods sold on an average cost basis. For ANTARA, inventories consist of raw material and work-in-process of approximately $2,363,000 and $3,894,000 as of December 31, 2007 and 2006, respectively, and ANTARA finished capsules of approximately $1,268,000 and $1,027,000, as of December 31, 2007 and 2006, respectively. For FACTIVE, inventories consist of raw material in powder form and work-in-process of approximately $3,505,000 and $6,223,000 as of December 31, 2007 and 2006, respectively, and FACTIVE finished tablets of approximately $1,923,000 and $3,095,000, as of December 31, 2007 and 2006, respectively.

On a quarterly basis, we analyze our inventory levels, and provide a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. During 2007, approximately $1,204,000 of ANTARA inventory obtained in the product acquisition became obsolete and was expensed. Expired inventory is disposed of and the related costs are written off against the previously established reserves.

At December 31, 2007 and 2006, there was approximately $1,088,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs and there was approximately $655,000 and $1,091,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the consolidated balance sheets.

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

During 2007, events and circumstances, primarily a reduction in projected long-term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, our estimate of the undiscounted cash flows indicated that such carrying amounts are expected to be recovered and therefore, the assets are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. Our estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy our minimum requirements under the agreement with the licensor, LG Life Sciences.

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

As of December 31, 2007, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The fair value of each option award is estimated on the grant date using the Black- Scholes-Merton option-pricing model. Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the Employee Stock Purchase Plan (ESPP). The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term.

Prior to January 1, 2006, we followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148) and adopted the disclosure-only provisions of SFAS No. 123. In addition, we applied the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in accounting for its stock-based compensation plans for awards to employees, rather than the alternative fair value accounting method provided for under SFAS No. 123.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. We are in the process of studying the impact of this interpretation on our financial accounting and reporting, however, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective us beginning on January 1, 2008. We are currently evaluating the effect of SFAS No. 159 on our financial accounting and reporting, however, we do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF No. 07-03). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF No. 07-03 to have a material impact on our financial position or results of operations.

Accounting for Collaborative Arrangements

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of EIFT 07-01, but do not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

Revenues

Total net revenues increased 73% to $79,969,000 for the year ended December 31, 2007 from $46,152,000 for the year ended December 31, 2006.

Net product sales increased 105% to $78,458,000 for the year ended December 31, 2007 from $38,244,000 for the year ended December 31, 2006. This increase was primarily due to the promotion of ANTARA, which was acquired in August 2006, which resulted in a net increase of approximately $41,793,000, partially offset by lower FACTIVE sales of approximately $1,579,000 due to higher returns as a result in the shift of product demand from seven-day course of treatment to five-day course of treatment and returns associated with the initial stocking of FACTIVE.

Co-promotion revenue decreased 100% for the year ended December 31, 2007 from $6,890,000 for the year ended December 31, 2006 due to the termination of the co-promotion arrangement with Auxilium in August 2006.

Other revenues increased 48% to $1,511,000 for the year ended December 31, 2007 from $1,018,000 for the year ended December 31, 2006, primarily due to recognition of a milestone achievement of $1,000,000 from Abbott Laboratories, Ltd., (Abbott Canada) the Canadian Affiliate of Abbott, relating to the approval to sell FACTIVE tablets in Canada as well as the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. We do not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased slightly to $117,965,000 for the year ended December 31, 2007 from $118,071,000 for the year ended December 31, 2006.

Cost of product sales increased 59% to approximately $31,269,000 in 2007 from $19,613,000 in 2006 as a result of increased product costs of approximately $11,656,000 associated with an increase in shipments of ANTARA capsules. Our overall gross product margin for the year ended December 31, 2007 and 2006 was 60% and 49%, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules offset by higher returns of FACTIVE tablets associated with the combination of the shift in product demand from seven day course of treatment to five day course of treatment and returns associated with initial stocking of FACTIVE. Additionally, in 2007, we recorded approximately $1,296,000 of obsolete inventory related to the initial product obtained upon the acquisition of ANTARA and also recorded approximately $471,000 related to a minimum royalty obligation to Ethypharm. In addition, included in the cost of product sales is approximately $4,767,000 of amortization of intangible assets associated with FACTIVE for each of the years ended December 31, 2007 and 2006 and approximately $4,341,000 and $1,447,000, respectively, of amortization of intangible assets associated with ANTARA for each of the years ended December 31, 2007 and 2006.

Research and development expenses decreased 53% to $5,845,000 in 2007 from $12,406,000 in 2006. This decrease is primarily due to the completion of the FACTIVE five-day treatment of CAP trial in 2006 and the completion of the enrollment of the 7,500 patients in the FACTIVE post-marketing trials in February 2007. Our total costs related to this clinical trial were completed by the end of the second quarter of 2007. At December 31, 2007, there was no clinical trial accrual balance remaining and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses decreased slightly to $66,278,000 in 2007 from $69,211,000 in 2006. This decrease is a result of decreases in co-promotion expenses relative to our arrangement with Auxilium which terminated in 2006 of approximately $2,482,000 along with overall cost control efforts during the year ended December 31, 2007 resulting in lower conference and meeting expenses of approximately $667,000, and lower publication, media, and market research costs of approximately $712,000. The decrease was also attributable to decreases in payroll and payroll-related costs of approximately $610,000 and stock-based compensation costs of approximately $263,000, offset by increases in other selling and marketing expenses of approximately $683,000 and costs associated with travel and entertainment of approximately $1,118,000 related to sales personnel.

General and administrative expenses decreased 13% to approximately $14,573,000 in 2007 from approximately $16,841,000 in 2006. This decrease is a result a decrease in technology license fees of approximately $1,250,000, as well as overall cost control efforts during 2007 which resulted in decreases in payroll and payroll related costs of approximately $317,000, decreases in stock-based compensation expense of approximately $788,000, as well as decreases in other general and administrative expenses of approximately $573,000. These decreases were partially offset by an increase in legal fees and settlement costs associated with a legal dispute.

Other Income and Expense

Interest income decreased 15% to approximately $2,541,000 in 2007 from approximately $2,995,000 in 2006 reflecting higher yields on cash balances in 2007, offset by lower overall cash balances in 2007.

Interest expense significantly increased 155% to approximately $28,206,000 in 2007 from approximately $11,056,000 in 2006. For the year ended 2007, interest expense imputed using the effective interest rate method primarily consisted of approximately $10,645,000 related to financing with Paul Capital, approximately $7,649,000 due to accretion of the bond discount associated with newly exchanged debt, approximately $5,331,000 related to approximately $225,666,000 of 3.50% convertible senior notes, resulting from the exchange of previously-outstanding 3 1/2 % convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May of 2007. Additionally, interest expense included approximately $1,787,000 related to approximately $152,700,000 of 3 1/2 % senior convertible promissory notes issued in the second quarter of 2004, of which approximately $829,000 remains after the debt exchange completed in May 2007, approximately $954,000 related to approximately $22,310,000 of 5% convertible promissory notes assumed in the Genesoft merger, of which approximately $13,300,000 remains after the debt exchange completed in May 2007, approximately $1,325,000 related to amortization of deferred financing costs, as well as approximately $515,000 of non-cash interest expense related to the facility lease liability.

Gain on disposition of investment for year ended December 31, 2007 of approximately $231,000 resulted from milestones achieved by Agencourt Biosciences. The gain on disposition of investment of approximately $1,617,000 for year ended December 31, 2006 resulted from the sale of our investment in Agencourt Biosciences.

We recorded a one-time non cash gain on exchange of convertible notes of approximately $30,824,000 in the year ended December 31, 2007 resulting from the issuance of approximately $225,666,000 of 3.50%

convertible senior notes due 2011 in connection with the exchange and tender of approximately $151,921,000 of our previously-outstanding 3 1/2% senior convertible promissory notes due 2011 and the exchange and tender of approximately $9,010,000 of our previously outstanding 5% convertible promissory notes due 2009. The gain arose due to the fact that fair value of the previously outstanding 3 1/2% senior convertible promissory notes exceeded that of the newly issued 3.50% convertible senior notes.

Gain on derivative related to convertible notes was approximately $3,023,000 for the year ended December 31, 2007. This gain consists of a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $3,004,000 and also approximately $19,000, related to a gain from changes in the fair value of derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

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

Cost of product sales increased 100% to approximately $19,613,000 in 2006 from $9,830,000 in 2006 as a result of increased product costs of approximately $5,040,000 associated with an increase in shipments of ANTARA capsules as a result of our product acquisition of ANTARA in August 2006. Our overall gross product margin for the year ended December 31, 2006 and 2005 was 49% and 52%, respectively. The primary reason for the decrease in margin was due to approximately $1,700,000 associated with obsolete inventory in 2006 and costs associated with the write-up of inventory to fair value of ANTARA product obtained during the acquisition of the product line. In addition, included in the cost of product sales is approximately $4,767,000 of amortization of intangible assets associated with FACTIVE for each of the years ended December 31, 2006 and 2005 and approximately $1,610,000 of amortization of intangible assets associated with ANTARA for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, the sale of ANTARA capsules and FACTIVE tablets and co-promotion revenues based on the sale of TESTIM. The TESTIM co-promotion agreement was terminated on August 31, 2006.

As of December 31, 2007, we had total cash, cash equivalents and restricted cash of approximately $52,466,000, which includes approximately $4,198,000 in restricted cash. We will need to raise additional capital in the future to fund our operations. We believe that, under our current rate of investment in development and commercialization programs, our existing capital resources are adequate to support operations through at least the end of 2008. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

In recent years, we have experienced significant hiring and employment costs in an effort to build an effective sales and marketing organization to commercialize our products, expand the medical/development organization to support additional development and commercialization of our products and to build the infrastructure necessary to support these efforts. We expect expenses in the sales and marketing areas to reflect continued commercialization of ANTARA and FACTIVE as we seek to grow our sales.

Cash Flows

Our operating activities used cash of approximately $34,661,000, $63,635,000 and $96,880,000 in 2007, 2006 and 2005, respectively.

Cash used in our operating activities for 2007 was primarily a result of our net loss of approximately $29,853,000 along with non-cash items such as a non-cash gain on exchange of convertible note of approximately $30,824,000, non-cash depreciation and amortization expenses of approximately $9,847,000, non-cash interest expenses of approximately $9,623,000, a non-cash gain from the change in the fair value of derivatives of approximately $3,023,000, stock-based compensation of approximately $2,713,000, and provision for excess and obsolete inventories of approximately $793,000. Additionally, cash used in our operating activities includes an increase of approximately $2,922,000 in accounts receivable due to higher shipments of ANTARA capsules and FACTIVE tablets and an increase in prepaid and other current assets of approximately $96,000 along with decreases in accounts payable of approximately $141,000 as a result of timing of vendor payments, decreases in accrued facilities impairment charges of approximately $2,618,000 related to our west coast facility, recovery of bad debt of approximately $172,000, a gain on disposition of investment of approximately $231,000, as well as decreases in deferred revenue of approximately $750,000 as a result of the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini.

These uses of cash were partially offset by increases in accrued expenses and other liabilities of approximately $4,915,000 relating to timing of vendor invoices, decreases in inventory of approximately $4,386,000 as a result of increased sales of ANTARA, as well as increases in other long-term liabilities of approximately $3,692,000 related to accrued interest on long-term debt.

Cash used in our operating activities for 2006 was primarily a result of our net loss of approximately $78,477,000, adjusted for the gains of approximately $1,617,000 on the disposition of investment, an increase in inventories of approximately $1,796,000 due to increased demand of ANTARA capsules and FACTIVE tablets, and an increase in accounts receivable of approximately $6,080,000 as a result of the acquisition of ANTARA, as well as decreases in accrued facilities impairment charge of approximately $2,826,000 related to our west coast facility.

These uses of cash were partially offset by decreases in prepaid expenses and other current assets of approximately $2,134,000 resulting from decreases in net samples inventory and decreased costs associated with the utilization of a contracted third party sales organization, as well as, increases in accounts payable of approximately $3,955,000 primarily resulting from the acquisition of ANTARA, including royalties payable on the net sales of ANTARA and FACTIVE sold in the U.S. and accounts payable and other accrued expenses acquired as part of the ANTARA acquisition. Additional offsets include increases in accrued expenses and other current liabilities of approximately $3,335,000 resulting primarily from increases in sales reserves and allowances and royalty interest payable as a result of the acquisition of ANTARA, increases in deferred revenue of approximately $1,386,000 pertaining to up-front license fees in relation to sublicense agreements with Pfizer

Mexico, Abbott Canada, and Menarini, increases in other long-term liabilities of approximately $1,869,000 resulting from accrued interest on the $22.0 million convertible note and the $20.0 million note payable to Paul Capital, as well as non-cash items such as depreciation and amortization expenses which includes amortization of intangible assets, stock based compensation, and non-cash interest expense of approximately $12,502,000 as well as provision for excess and obsolete inventories and provision for accounts receivables of approximately $1,980,000.

Cash used in our operating activities for 2005 was primarily a result of our net loss of approximately $88,593,000, adjusted for the gains of approximately $2,162,000 on the disposition of investment, an increase in inventories of approximately $7,129,000 due to increased demand of FACTIVE tablets, and an increase in accounts receivable of approximately $1,983,000 resulting from the co-promotion agreement with Auxillium, as well as decreases in accounts payable of approximately $2,633,000 resulting from timing of payables processing, accrued expenses and other liabilities of approximately $6,762,000 resulting primarily from decreases in costs associated with the GeneSoft merger and decreases in costs associated with the utilization of a contracted third party sales organization, deferred revenue of approximately $1,302,000 related to our initial stocking incentive program, and accrued facilities impairment charge of approximately $2,947,000 related to our west coast facility.

These uses of cash were partially offset by decreases in prepaid expenses and other current assets of approximately $6,597,000 primarily resulting from the expiration of our contract with a contracted third party sales representative provider and decreases in accrued other long-term liabilities of approximately $993,000 resulting from accrued interest on the $22.0 million convertible note, as well as non-cash items such as depreciation and amortization expenses including amortization of intangible assets, stock based compensation, non-cash interest expense of approximately 7,974,000 as well as provision for excess and obsolete inventories of approximately $1,067,000.

Our investing activities provided cash of approximately $3,906,000 in 2007, used cash of approximately $68,119,000 in 2006 and provided cash of approximately $96,758,000 in 2005.

Our investing activities provided cash of approximately $3,906,000 in 2007 primarily related to a decrease of approximately $2,414,000 in restricted cash, proceeds from notes receivable of approximately $1,373,000 and proceeds from the disposition of investment of approximately $231,000. These cash proceeds were partially offset by an increase in other assets of approximately $63,000.

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

Cash provided by our investing activities in 2005 were primarily related to proceeds from maturities of marketable securities of approximately $94,694,000, proceeds related to the disposition of Agencourt stock upon its acquisition by Beckman Coulter of approximately $2,387,000, a decrease of restricted cash of approximately $5,246,000 related to the payment of convertible note interest, a decrease in other assets of approximately $471,000, proceeds from sales of fixed assets of approximately $294,000 and proceeds from notes receivable of approximately $440,000. Cash provided from investing activities was partially offset by the issuance of notes receivable of approximately $2,740,000 related to a deposit required in order to lease vehicles for the sales representatives, purchases of marketable securities of approximately $2,706,000 and purchases of property and equipment of approximately $1,328,000.

Our financing activities provided cash of approximately $40,827,000 in 2007 primarily due to the net proceeds from the issuance of new notes in May 2007 of approximately $40,444,000, exercise of 4,980 stock options for approximately $17,000, and proceeds from the issuance of 95,045 shares of stock under the employee stock purchase plan of approximately $404,000, offset by payments on long-term obligation of approximately $38,000.

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

At December 31, 2007, we had net operating loss carryforwards of approximately $457,708,000 and $319,468,000 available to reduce federal and state taxable income, if any, respectively. We also had tax research credit carryforwards of approximately $17,343,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Additionally, certain of our losses have begun to expire due to time, not limitations.

Our Outstanding Debt Obligations and Equity Financings

On February 6, 2004, in connection with our merger with GeneSoft, we issued approximately $22,310,000 in principal amount of our 5% convertible five year promissory notes due February 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 million principal amount of the 2009 Notes outstanding at December 31, 2007. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006.

In the quarter ended June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at December 31, 2007. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the outstanding Original 2011 Notes at our election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

In May 2007, we completed (i) an exchange offer with certain holders of the Original 2011 Notes in which we exchanged $151,921,000 aggregate principal amount of our new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151,921,000 aggregate principal amount of our then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which we exchanged approximately $10,574,000 aggregate principal and accrued interest amount of our then outstanding 2009 Notes for approximately $13,746,000 aggregate principal amounts of the New Notes. We also issued an additional $60,000,000 of New Notes to the public for cash at a public offering price of 77.5% of principal resulting in $46,500,000 in gross proceeds to us.

The New Notes are initially convertible into approximately 16,718,000 common shares at a conversion rate of 74.074 of our common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the New Notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the New Notes a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of our common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) our common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

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

We have accounted for the New Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-02) and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. We recorded a gain of approximately $30,824,000 upon the extinguishment of debt, which was a result of exchanging a majority of the Original 2011 Notes and a portion of the 2009 Notes that were issued at par value, for the New Notes that were issued at 77.5% of par (i.e. a 22.5% discount). The gain arose due to the fact that the fair value of the Original 2011 Notes exceeded that of the New Notes. The debt issuance costs related to the Original 2011 Notes in the amount of approximately $3,285,000 are netted against the gain.

The additional interest payment described above, which may be issued upon conversion, is considered an embedded derivative under SFAS No. 133 and requires bifurcation from the host debt. We also considered the provisions of EITF No. 05-2, and concluded that this is not conventional convertible debt.

In accordance with SFAS No. 133, we have separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivative are recognized in earnings. The derivative liability is revalued quarterly and changes in the fair value through either the date the additional interest payment provisions expire, at which the liability will be zero, or the date at which the additional interest payment provision is triggered, are recorded as other expense or income. For the purpose of accounting for the New Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature.

Convertible debt upon the exchange and new offering on May 1, 2007 consisted of the following (in thousands):

3.50 % Convertible senior notes	$225,692
Discount on convertible notes	(50,781)
Embedded derivative	(3,077)

Total	$171,834

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of December 31, 2007, the fair value of the derivative is approximately $73,000 which reflects a change in the fair value of approximately $3,004,000 which is included as gain on derivative in the consolidated statements of operations.

For the year ended December 31, 2007, we incurred approximately $8,071,000 in interest expense on our convertible debt, which is payable on a semi-annual basis. Additionally, we amortized approximately $7,649,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,325,000 in new debt issuance costs.

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

Under the Revenue Interests Assignment Agreement (the “Revenue Agreement”), we sold to Paul Capital the right to receive specified royalties on our net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its respective affiliates and licensees) of the ANTARA products, in each case until December 31, 2016. The royalty payable to Paul Capital on net sales of ANTARA capsules and FACTIVE tablets starts each fiscal year as a high single-digit royalty rate and could decline to a low single-digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40,000,000 in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). We will impute interest expense associated with this liability using the effective interest rate method and will record a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. Through December 31, 2007, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of December 31, 2007, the fair value of the derivative is approximately $986,000 which reflects a change in the fair value of approximately $19,000 which has been recorded as a gain on derivative in the consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, Oscient and Guardian II may at our option prepay all or any part of the Note at a premium which declines over time. In the event of an event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. As of December 31, 2007, we exercised our option to add approximately $1,694,000 of interest expense payable to the principal of the Note.

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

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, or the Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of December 31, 2007. We agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of the our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a nonvoting observer capacity.

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

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$5,544	$5,822	$6,014	$2,005	$469	$19	$19,873
Sublease contracted income	(2,795)	(746)	(716)	(122)	—	—	(4,379)
Current sublease forecasts (a)	—	(500)	(563)	(96)	—	—	(1,159)

	2,749	4,576	4,735	1,787	469	19	14,335
Convertible promissory notes, including interest (b,c)	7,927	24,952	7,927	228,803	—	—	271,265
Term Loan (d)	1,321	1,402	26,625	—	—	—	29,348

Total forecasted contractual obligations	$11,997	$30,930	$39,287	$230,590	$469	$19	$314,948

(a)	The current market reflects lower demand and cost for space, as well as shorter term leases.

(b)	Upon the closing of the convertible debt exchange in May 2007, we exchanged approximately $9.0 million of GeneSoft promissory notes plus accrued interest of approximately $1.6 million for approximately $13.7 million of 3.5% senior convertible promissory notes due in April 2011. Approximately $13.3 million plus accrued interest of the original GeneSoft promissory notes remain outstanding and are due February 9, 2009
(c)

In the quarter ended June 30, 2007, we issued $60 million in principal amount of 3.5% senior convertible promissory notes due in April 2011 and also refinanced approximately $151.9 in principal amount of 3 1/2% senior convertible promissory notes due in April 2011. These notes are convertible into shares of our common stock at the option of the holders at a conversion price of $13.50 per share. In connection with the issuance, we recorded deferred financing costs of approximately $6.1 million which is being amortized to interest expense on a straight-line basis over the period the notes are outstanding.

(d)	Pursuant to the financing of our acquisition of ANTARA, our wholly owned subsidiary, Guardian II Acquisition Corporation, entered into a Note Purchase Agreement with Paul Capital pursuant to which Guardian II issued and sold a $20.0 million aggregate principal amount of 12% senior secured note due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date. Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal.
(e)	The above contractual obligation table excludes amounts payable to Paul Capital in relation to the Revenue Interest Agreement.

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

As of December 31, 2007 we did not have any financing arrangements that were not reflected in our consolidated balance sheet.

The interest rates on the Note to Paul Capital and our 2009 Notes, Original 2011 Notes and New Notes are fixed and therefore not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2007 in connection with the preparation of this annual report. They concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oscient Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Oscient Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007 of Oscient Pharmaceuticals Corporation and our report dated February 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 4, 2008

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

Information regarding our directors and executive officers may be found under the captions “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Audit Committee

Information regarding our Audit Committee and identification of an Audit Committee financial expert may be found under the caption “Board Meetings and Committees—Audit Committee” in the Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Section (16A) Beneficial Ownership Reporting Compliance

Pursuant to General Instruction G(3) to Form 10-K, the information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

Information with respect to this item may be found under the captions “Report of the Compensation Committee,” “Executive Compensation,” “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation,” in the Proxy Statement for our 2008 Annual Meeting for Shareholders. Such information in incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Company common stock as of February 1, 2008 by:

•	each person known by the Company to own beneficially 5% or more of Company common stock;

•	each director and nominee for director of the Company;

•	each executive officer of the Company; and

•	all of the directors and executive officers of the Company as a group.

The percentages shown are based on shares of Company common stock outstanding as of February 1, 2008, and where indicated also include beneficially owned shares of common stock underlying the Company’s outstanding convertible notes. Unless otherwise indicated, the address for each stockholder is c/o Oscient Pharmaceuticals Corporation, 1000 Winter Street, Suite 2200, Waltham, Massachusetts 02451. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

	Amount and Nature of Beneficial Ownership		Percent of Class Including Convertible Notes	Amount and Nature of Beneficial Ownership Excluding Convertible Notes		Percent of Class Excluding Convertible Notes
5% Stockholders:
Abingworth Management Limited	751,853	(1)	5.3%	751,853	(1)	5.3%
Akanthos Capital Management, LLC	1,481,481	(2)	9.6%	—		—
Alexandra Investment Management, LLC	844,444	(3)	5.7%	—		—
Ashford Capital Management, Inc.	6,288,379	(4)	11.6%	1,288,379	(5)	9.2%
Bruce & Co., Inc.	874,222	(6)	5.9%	—		—
Context Capital Management, LLC	909,037	(7)	6.1%	—		—
Highbridge International, LLC	1,725,731	(8)	11.1%	7,421	(9)	0.1%
Paul Royalty Fund Holdings II	1,676,908	(10)	11.8%	1,676,908	(10)	11.8%
Visium Asset Management, LP	1,777,778	(11)	11.4%	—		—
Zazove Associates, LLC	1,357,852	(12)	8.9%	—		—

Directors and Named Executive Officers:
Gregory B. Brown	1,681	(13)	—	1,681	(13)	—
Dominick Colangelo	102,654	(14)	0.7%	102,654	(14)	0.7%
Robert J. Hennessey	16,022	(15)	0.1%	16,022	(15)	0.1%
John R. Leone	1,677,508	(16)	11.9%	1,677,508	(16)	11.9%
Philippe M. Maitre	44,433	(17)	0.3%	44,433	(17)	0.3%
William R. Mattson	1,681	(18)	—	1,681	(18)	—
Gary Patou	18,497	(19)	0.1%	18,497	(19)	0.1%
Steven M. Rauscher	329,336	(20)	2.3%	329,336	(20)	2.3%
William S. Reardon	10,223	(21)	0.1%	10,223	(21)	0.1%
Norbert G. Riedel	19,821	(22)	0.1%	19,821	(22)	0.1%
David K. Stone	22,051	(23)	0.2%	22,051	(23)	0.2%
John E. Voris	5,256	(24)	—	5,256	(24)	—
All directors and officers as a group (12 persons)	2,249,163	(25)	15.4%	2,249,163	(25)	15.4%

(1)	Includes 207,292 shares held by Abingworth Bioequities Master Fund LTD, 186,742 shares held by Abingworth Bioventures IV LP, 1,297 shares held by Abingworth Bioventures III Executives LP, 29,677 shares held by Abingworth Bioventures III C LP, 49,661 shares held by Abingworth Bioventures III B LP, 81,283 shares held by Abingworth Bioventures III A LP and 1,602 shares held by Abingworth Bioventures IV Executives LP. Includes 56,671 shares issuable upon exercise of warrants held by Abingworth Bioequities Master Fund LTD, 56,189 shares issuable upon exercise of warrants held by Abingworth Bioventures IV LP, 648 shares issuable upon exercise of warrants held by Abingworth Bioventures III Executives LP, 14,838 shares issuable upon exercise of warrants held by Abingworth Bioventures III C LP, 24,830 shares issuable upon exercise of warrants held by Abingworth Bioventures III B LP, 40,641 shares issuable upon exercise of warrants held by Abingworth Bioventures III A LP and 482 shares issuable upon exercise of warrants held by Abingworth Bioventures IV Executives LP. The investment manager of these securities is Abingworth Management Limited, 38 Jermyn Street, London, SW1Y 6DN U.K. This information is based on information contained in a joint Schedule 13G filed on March 8, 2007 by Abingworth Management Limited.
(2)	Includes 1,481,481 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is 21700 Oxnard Street, Suite 1520, Woodland Hills, CA 91367. This information is based on the Schedule 13F filed on November 14, 2007 by Akanthos Capital Management, LLC.
(3)

Includes 844,444 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is 767 Third Avenue, 39th Floor, New York, New York, 10017. This information is based on the Schedule 13F filed on November 14, 2007 by Alexandra Investment Management, LLC.

(4)	The shares reported by Ashford Capital Management, Inc. (“Ashford Capital”), a registered investment advisor, are held in separate individual client accounts, two separate limited partnerships and eleven commingled funds. Includes 93,750 shares of Common Stock issuable upon exercise of warrants. Includes 370,370 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is P.O. Box 4172, Wilmington, DE 19807. This information is based on the Schedule 13G filed on February 13, 2007 and the Schedule 13F filed on November 15, 2007 by Ashford Capital.
(5)	The shares reported by Ashford Capital, a registered investment advisor, are held in separate individual client accounts, two separate limited partnerships and eleven commingled funds. Includes 93,750 shares of Common Stock issuable upon exercise of warrants. The address of this shareholder is P.O. Box 4172, Wilmington, DE 19807. This information is based on the Schedule 13G filed on February 13, 2007 and the Schedule 13F filed on November 15, 2007 by Ashford Capital.
(6)	Includes 874,222 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is 20 N. Wacker Drive, Suite 2414, Chicago, IL 60606. This information is based on the Schedule 13F filed on November 14, 2007 by Bruce & Co., Inc.
(7)	Includes 909,037 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is 4365 Executive Drive, Suite 850, San Diego, CA 92121. This information is based on the Schedule 13F filed on November 13, 2007 by Context Capital Management, LLC.
(8)

Includes 1,718,310 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. In addition to the common shares, the reporting persons may be deemed to beneficially own 161,917 shares of Common Stock issuable to Highbridge International, LLC and 83,891 shares of Common Stock issuable to Smithfield Fiduciary, LLC, a wholly-owned subsidiary of Highbridge International, LLC, upon the exercise of warrants to purchase shares of Common Stock. However, pursuant to the terms of these warrants, the warrants cannot be exercised until such time as its holders would not beneficially own after such exercise more than 4.99% of the outstanding shares of Common Stock. The address of this shareholder is The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. This information is based on the Schedule 13G filed on April 26, 2007 by Highbridge International, LLC.

(9)

In addition to the common shares, the reporting persons may be deemed to beneficially own 161,917 shares of Common Stock issuable to Highbridge International, LLC and 83,891 shares of Common Stock issuable to Smithfield Fiduciary, LLC, a wholly-owned subsidiary of Highbridge International, LLC, upon the exercise of warrants to purchase shares of Common Stock. However, pursuant to the terms of these warrants, the warrants cannot be exercised until such time as its holders would not beneficially own after such exercise more than 4.99% of the outstanding shares of Common Stock. The address of this shareholder is The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. This information is based on the Schedule 13G filed on April 26, 2007 by Highbridge International, LLC.

(10)	Includes 1,388,889 restricted shares directly held by Paul Royalty Fund Holdings II (“PRFH”) and indirectly held by Paul Royalty Fund II, LP (“PRF”), Paul Royalty Associates II, LP (“PRA”), Paul Royalty Management, LLC (“PRM”) and Paul Capital Advisors, LLC (“PCA”). PRFH directly owns 1,388,889 shares of Common Stock. PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of Common Stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. The address of this shareholder is 50 California Street, Suite 3000, San Francisco, CA 94111. This information is based on information contained in a joint Schedule 13G filed on August 28, 2006 by PRFH.
(11)	Includes 1,777,778 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. Visium Asset Management, LP has indirect beneficial ownership as the investment manager of pooled investment vehicles. The address of this shareholder is 950 Third Avenue, New York, NY 10022. This information is based on the Form 3 filed on November 8, 2007 by Visium Asset Management, LP.
(12)	Includes 1,357,852 shares of Common Stock issuable upon the conversion of the Company’s 3.50% Convertible Senior Notes due 2011. The address of this shareholder is 1001 Tahoe Blvd., Incline Village, NV 89451. This information is based on the Schedule 13G filed on February 1, 2008 by Zazove Associates, LLC.
(13)	Includes (i) 781 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 600 restricted shares.
(14)	Includes (i) 72,857 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 9,781 restricted shares.
(15)	Includes (i) 9,364 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(16)	Includes 1,388,889 restricted shares directly held by PRFH and indirectly held by PRF, PRA, PRM and PCA. PRFH directly owns 1,388,889 shares of Common Stock. PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of Common Stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Mr. Leone, a partner of Paul Capital Healthcare, is the designee of PRF to the Company’s Board of Directors. Includes 600 restricted shares issued to Mr. Leone.
(17)	Includes (i) 15,108 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 10,423 restricted shares.

(18)	Includes (i) 781 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 600 restricted shares.
(19)	Includes (i) 4,656 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(20)	Includes (i) 280,273 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 12,098 restricted shares.
(21)	Includes (i) 7,970 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(22)	Includes (i) 18,781 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(23)	Includes (i) 17,501 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(24)	Includes (i) 4,656 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008 and (ii) 450 restricted shares.
(25)	Includes (i) 720,747 shares of common stock that are issuable upon the exercise of vested options or options that are to become vested within 60 days following February 1, 2008, (ii) 36,802 restricted shares held by officers and directors, (iii) warrants exercisable for 288,019 shares of common stock held by PRFH and (iv) 1,388,889 restricted shares held by PRFH.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to this item may be found under the caption “Director Compensation—Certain Relationships” in the Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Principal Accountant Fees and Services” in the Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements—See “Index to Consolidated Financial Statements” appearing on page F-1.

(2) Schedule 2

Valuation and Qualifying Accounts

December 31, 2007

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Product Sales	Deductions		Balance at End of Period
Year Ended December 31, 2007
Deducted from assets accounts:
Allowance for doubtful accounts	$349	$—	$—	$314	(1)	$35
Reserve for cash discounts	202	—	1,980	1,839	(2)	343

Total	$551	$—	$1,980	$2,153		$378

Year Ended December 31, 2006
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$349	$—	$—	(1)	$349
Reserve for cash discounts	50	—	953	801	(2)	202

Total	$50	$349	$953	$801		$551

Year Ended December 31, 2005
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$—	$—	$—	(1)	$—
Reserve for cash discounts	79	—	466	495	(2)	50

Total	$79	$—	$466	$495		$50

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Discounts taken by customers during year.

(3) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated November 17, 2003(11)

2.2	Asset Purchase Agreement by and among Reliant Pharmaceuticals, Inc., Guardian II Acquisition Corporation and Oscient Pharmaceuticals Corporation dated July 21, 2006 *(24)

3.1	Articles of Organization (as amended through November 15, 2006)(26)

3.2	By-Laws (as amended to date)(19)

4.1	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(9)

4.2	Form of Common Stock Purchase Warrant dated as of September 29, 2003(10)

4.3	Registration Rights Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

4.4	Form of Indenture dated as of May 10, 2004(17)

Exhibit No.	Description
4.5	Registration Rights Agreement dated May 10, 2004(17)

4.6	Form of Indenture dated as of May 10, 2004(17)

4.7	Registration Rights Agreement dated May 10, 2004(17)

4.8	Form of Common Stock Purchase Warrant dated April 5, 2006(20)

4.9	Form of Common Stock Purchase Warrant dated August 18, 2006(26)

4.10	Registration Rights Agreement dated August 18, 2006(26)

4.11	Form of Indenture dated as of May 1, 2007(27)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(2)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(3)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(4)

10.5	Lease dated June 23, 2004 relating to certain property in Waltham, Massachusetts(26)

10.6	1993 Stock Option Plan and Form of Stock Option Certificate(5)

10.7	1997 Directors’ Deferred Stock Plan(6)

10.8	1997 Stock Option Plan(6)

10.9	Amended and Restated 2001 Incentive Plan(23)

10.10	Stock Option Agreements with Steven M. Rauscher(7)

10.11	Employment Letter with Steven M. Rauscher(8)

10.12	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(9)

10.13	Note Amendment and Exchange Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

10.14	Amendment to Employment Agreement dated as February 5, 2004 between Genome Therapeutics Corp. and Steven M. Rauscher(13)

10.15	Employment letter with Gary Patou, M.D. dated January 11, 2004(13)

10.16	License and Option Agreement dated October 22, 2002 between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.17	Amendment No. 1 to License and Option Agreement dated November 21, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.18	Amendment to No. 2 to License and Option Agreement dated December 6, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.19	Amendment No. 3 to License and Option Agreement dated October 16, 2004 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.20	Genome Therapeutics Corp. Employee Stock Purchase Plan as amended through April 13, 2004(16)

10.21	Genome Therapeutics Corp. 2001 Incentive Plan as amended through April 13, 2004(16)

Exhibit No.	Description
10.22	Employment Letter with Dominick C. Colangelo dated January 3, 2005(14)

10.23	Amendment No. 4 to License and Option Agreement dated March 31, 2005 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(15)

10.24	Form of Incentive Stock Option(18)

10.25	Form of Nonstatutory Stock Option(18)

10.26	Form of Restricted Stock Award(18)

10.27	Amended and Restated Employee Stock Purchase Plan (as amended through June 8, 2006)(23)

10.28	Amendment No. 5 to License and Option Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(21)

10.29	Assignment and Termination Agreement dated February 3, 2006 between Vicuron Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corporation(21)

10.30	Sublicensing and Distribution Agreement dated February 6, 2006 by and between Pfizer S.A. de C.V. and Oscient Pharmaceuticals Corporation*(21)

10.31	Form of Purchase Agreement dated April 5, 2006(20)

10.32	Amendment to Employment Agreement for Dominick C. Colangelo dated May 5, 2006(22)

10.33	Employment Agreement with Philippe M. Maitre dated May 5, 2006(22)

10.34	Amendment to Employment Agreement for Steven M. Rauscher dated May 12, 2006(22)

10.35	Amended and Restated Development, Licensing and Supply Agreement dated July 31, 2006 by and between Ethypharm S.A. and Reliant Pharmaceuticals, Inc.*(24)

10.36	Common Stock and Warrant Purchase Agreement dated July 21, 2006 by and between Oscient Pharmaceuticals Corporation and Paul Royalty Fund Holdings II(25)

10.37	Note Purchase Agreement dated July 21, 2006 by and between Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.38	Revenue Interests Assignment Agreement dated August 18, 2006 by and between Oscient Pharmaceuticals Corporation, Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.39	Amendment No. 7 to License and Option Agreement dated December 27, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(26)

10.40	License, Supply and Marketing Agreement dated December 28, 2006 by and between Oscient Pharmaceuticals Corporation and Menarini International Operation Luxembourg, S.A.*(26)

10.41	2007 Employment Inducement Award Plan(28)

12.1	Statement re: Computation of Ratios‡

21.1	Subsidiaries of the Registrant(26)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm‡

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

‡	Filed herewith.
*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 2-75230) dated December 8, 1981 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) dated April 1, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) on April 4, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K on June 5, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K on October 1, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 18, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) on December 15, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-116707) on June 21, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-118026) on August 9, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K on December 27, 2005 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-137596) on September 26, 2006 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K on April 12, 2006 and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-138309) on October 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 1, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on October 1, 2007 and incorporated herein by reference.

The following Oscient-owned or licensed trademarks are used in this Annual Report on Form 10-K: Oscient, Oscient Pharmaceuticals, Antara® and Factive®. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and other countries. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCIENT PHARMACEUTICALS CORPORATION

By:	/s/ STEVEN M. RAUSCHER
Steven M. Rauscher President and Chief Executive Officer

Dated: February 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. RAUSCHER Steven M. Rauscher	Director, President and Chief Executive Officer (Principal Executive Officer)	February 5, 2008

/s/ PHILIPPE M. MAITRE Philippe M. Maitre	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2008

/s/ DAVID K. STONE David K. Stone	Director and Chairman of the Board	February 5, 2008

/s/ GREGORY B. BROWN Gregory B. Brown	Director	February 5, 2008

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	February 5, 2008

/s/ JOHN R. LEONE John R. Leone	Director	February 5, 2008

/s/ WILLIAM R. MATTSON William R. Mattson	Director	February 5, 2008

/s/ GARY PATOU Gary Patou	Director	February 5, 2008

/s/ WILLIAM S. REARDON William S. Reardon	Director	February 5, 2008

/s/ NORBERT G. RIEDEL Norbert G. Riedel	Director	February 5, 2008

/s/ JOHN E. VORIS John E. Voris	Director	February 5, 2008

OSCIENT PHARMACEUTICALS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Oscient Pharmaceuticals Corporation (and subsidiaries) as of December 31, 2007 and 2006, and the related consolidated statements of operations shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oscient Pharmaceuticals Corporation (and subsidiaries) at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (Revised 2004), “Share Based Payments” which requires the Company to recognize expense for all share-based payments based on their fair values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oscient Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 4, 2008

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$48,268	$38,196
Restricted cash	—	2,483
Notes receivable	486	590
Accounts receivable (net of allowance for bad debts of $35 and $349 in 2007 and 2006, respectively)	15,032	11,937
Inventories	9,059	14,237
Prepaid expenses and other current assets	2,886	2,791

Total current assets	75,731	70,234

Property and Equipment, at cost:
Manufacturing and computer equipment	4,695	4,722
Equipment and furniture	564	1,159
Leasehold improvements	138	138

	5,397	6,019
Less—Accumulated depreciation	4,590	4,522

	807	1,497
Restricted cash	4,198	4,129
Long-term notes receivable	—	1,269
Other assets	5,585	4,074
Intangible assets, net	110,903	120,011
Goodwill	76,960	78,193

	$274,184	$279,407

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term obligations	$38	$38
Accounts payable	10,262	10,402
Accrued expenses and other current liabilities	20,928	16,418
Current portion of accrued facilities impairment charge	2,128	2,182
Deferred revenue	364	750

Total current liabilities	33,720	29,790

Long-term Liabilities:
Long-term obligations, net of current maturities	252,859	234,186
Noncurrent portion of accrued facilities impairment charge	8,831	11,718
Other long-term liabilities	7,216	5,073
Deferred revenue	273	636

Commitments and Contingencies (Note 11)

Shareholders’ Deficit:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—13,892 and 13,559 in 2007 and 2006, respectively	1,389	1,356
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and Outstanding—none	—	—
Additional paid-in-capital	415,654	412,553
Accumulated deficit	(445,758)	(415,905)

Total shareholders’ deficit	(28,715)	(1,996)

	$274,184	$279,407

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues (net):
Product sales	$78,458	$38,244	$20,458
Co-promotion	—	6,890	2,954
Other	1,511	1,018	197

Total net revenues	79,969	46,152	23,609
Costs and expenses (1):
Cost of product sales	31,269	19,613	9,830
Research and development	5,845	12,406	14,432
Selling and marketing	66,278	69,211	74,931
General and administrative	14,573	16,841	13,088

Total costs and expenses	117,965	118,071	112,281

Loss from operations	(37,996)	(71,919)	(88,672)
Other income (expense):
Interest income	2,541	2,995	3,400
Interest expense	(28,206)	(11,056)	(8,126)
Gain on disposition of investment	231	1,617	2,162
Gain on exchange of convertible notes	30,824	—	—
Gain on derivative	3,023	—	—
Other income	114	65	2,643

Net other income (expense)	8,527	(6,379)	79

Loss from operations before income tax	(29,469)	(78,298)	(88,593)
Provision for income tax	(384)	(179)	—

Net loss	$(29,853)	$(78,477)	$(88,593)

Net loss per common share:
Basic and diluted	$(2.19)	$(6.58)	$(9.26)

Weighted average common shares outstanding:
Basic and diluted	13,600,787	11,925,485	9,568,598

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$40	$67	$—
Research and development	50	136	836
Selling and marketing	972	1,236	—
General and administrative	1,651	2,437	170

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Deferred Compensation	Note Receivable From Officer	Total Shareholders’ (Deficit) Equity	Comprehensive Loss
	Shares	$0.10 Par Value
Balance at December 31, 2004	9,475	$948	$363,467	$(248,835)	$(1,017)	$(163)	$114,400	$(93,271)
Exercise of stock options	174	17	854	—	—	—	871	—
Issuance of stock under employee stock purchase plan	20	2	415	—	—	—	417	—
Amortization of deferred compensation	—	—	—	—	1,006	—	1,006	—
Net loss	—	—	—	(88,593)	—	—	(88,593)	(88,593)

Balance at December 31, 2005	9,669	967	364,736	(337,428)	(11)	(163)	28,101	(88,593)
Exercise of stock options	90	9	157	—	—	—	166	—
Issuance of stock under employee stock purchase plan	79	8	732	—	—	—	740	—
Issuance of common stock in private placement	2,254	225	33,252	—	—	—	33,477	—
Issuance of common stock to Paul Capital	1,389	139	9,819	—	—	—	9,958	—
Issuance of restricted stock	78	8	(8)	—	—	—	—	—
Reversal of deferred compensation	—	—	(11)	—	11	—	—	—
Stock based compensation expense	—	—	3,876	—	—	—	3,876	—
Settlement of note receivable	—	—	—	—	—	163	163	—
Net loss	—	—	—	(78,477)	—	—	(78,477)	(78,477)

Balance at December 31, 2006	13,559	1,356	412,553	(415,905)	—	—	(1,996)	(78,477)
Exercise of stock options	5	1	16	—	—	—	17	—
Issuance of stock under employee stock purchase plan	95	9	395	—	—	—	404	—
Net issuance of restricted stock	233	23	(23)	—	—	—	—	—
Stock based compensation expense	—	—	2,713	—	—	—	2,713	—
Net loss	—	—	—	(29,853)	—	—	(29,853)	(29,853)

Balance at December 31, 2007	13,892	$1,389	$415,654	$(445,758)	$—	$—	$(28,715)	$(29,853)

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(29,853)	$(78,477)	$(88,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,847	7,158	5,411
Provision for excess and obsolete inventories	793	1,631	1,067
(Recovery of) provision for bad debts	(172)	349	—
Non-cash interest expense	9,623	1,468	1,557
Gain on exchange of notes	(30,824)	—	—
Gain on derivatives	(3,023)	—	—
Gain on disposition of investment	(231)	(1,617)	(2,162)
Stock-based compensation	2,713	3,876	1,006
Changes in assets and liabilities, net of acquisition
Accounts receivable	(2,922)	(6,080)	(1,983)
Inventories	4,386	(1,796)	(7,129)
Prepaid expenses and other current assets	(96)	2,134	6,597
Accounts payable	(141)	3,955	(2,633)
Accrued expenses and other liabilities	4,915	3,335	(6,762)
Deferred revenue	(750)	1,386	(1,302)
Accrued facilities impairment charge	(2,618)	(2,826)	(2,947)
Accrued other long-term liabilities	3,692	1,869	993

Net cash used in operating activities	(34,661)	(63,635)	(96,880)

Cash Flows from Investing Activities:
Proceeds from disposition of investment	231	1,617	2,387
Purchases of property and equipment	(56)	(263)	(1,328)
Proceeds from sale of property and equipment	7	1	294
Decrease in restricted cash	2,414	5,118	5,246
(Increase) decrease in other assets	(63)	(329)	471
Proceeds from notes receivable	1,373	790	440
Purchases of marketable securities	—	—	(2,706)
Proceeds from maturities of marketable securities	—	2,696	94,694
Issuance of notes receivable	—	(186)	(2,740)
Cash flows related to acquisition of ANTARA	—	(77,563)	—

Net cash provided by (used in) investing activities	3,906	(68,119)	96,758

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities:
Proceeds from issuance of notes, net of issuance costs	40,444	—	—
Proceeds from private placement of common stock, net of issuance costs	—	33,477	—
Proceeds from issuance of stock in connection with acquisition of ANTARA, net of issuance costs	—	9,958	—
Proceeds from exercise of stock options	17	166	871
Proceeds from issuance of stock under the employee stock purchase plan	404	740	417
Proceeds from issuance of notes	—	20,000	—
Proceeds from assignment of revenue interest	—	40,000	—
Payments on long-term obligations	(38)	(9)	(291)

Net cash provided by financing activities	40,827	104,332	997

Net Increase (Decrease) in Cash and Cash Equivalents	10,072	(27,422)	875
Cash and Cash Equivalents, beginning of year	38,196	65,618	64,743

Cash and Cash Equivalents, end of year	$48,268	$38,196	$65,618

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$14,925	$6,053	$5,346

Income tax paid during period	$18	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(1) Operations

Oscient Pharmaceuticals Corporation (the Company) is a commercial-stage pharmaceutical company marketing FDA-approved products in the United States. The Company’s strategy is to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. Oscient has developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

Oscient currently markets two products; ANTARA® (fenofibrate) capsules, a cardiovascular product and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company licenses the rights to ANTARA from Ethypharm S.A of France (Ethypharm). The Company began promoting ANTARA in late August 2006. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (LG Life Sciences). The Company launched FACTIVE in the U.S. market in September 2004.

Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease. The Company has made the strategic decision to concentrate its financial resources on building its revenues for products promoted to community-based physicians in the United States and is currently seeking to out-license, co-develop or sell its rights to Ramoplanin to a partner.

As shown in the consolidated financial statements, at December 31, 2007, the Company has total cash and cash equivalents balance of approximately $52,466,000, which includes $4,198,000 in restricted cash, and an accumulated deficit of approximately $445,758,000. Based on the Company’s available capital, current operating plan and management’s ability to manage expenses, the Company believes that the cash on hand as of December 31, 2007, is sufficient to fund continuing operations through at least the end of 2008. The Company may seek to raise additional capital within the next 12 months through the sale of debt or equity securities. The Company’s ability to raise additional capital, however, will be heavily impacted by, among other factors, the investment market for biopharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs as well as the Company’s progress in meeting its operational and financial objectives, acquiring, licensing or co-promoting an additional product and developing a partnership to advance the Ramoplanin clinical development program. Additional financing may not be available to the Company when needed, or, if available, may not be available on favorable terms. If the Company cannot obtain adequate financing on acceptable terms when such financing is required, the Company’s business will be adversely affected.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(b) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its co-promotion agreement with Auxilium Pharmaceuticals, Inc. (Auxilium), which terminated on August 31, 2006. Other historical sources of revenue include biopharmaceutical alliances and royalties from the divested genomic services business. In future periods, product revenues will continue to increase based on anticipated increased volume of prescriptions of ANTARA capsules and FACTIVE tablets. Conversely, the Company expects revenues derived from biopharmaceutical alliances will continue to decrease.

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

Co-Promotion Revenue

On August 31, 2006, the Company and Auxilium mutually agreed to conclude the co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, are classified as co-promotion revenue in the Company’s consolidated statements of operations. Auxilium was obligated to pay the Company a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeded a specified cumulative sales threshold, determined on an annual basis. The specific percentage was based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue was earned when TESTIM units were dispensed through patient prescriptions. There was no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the Company’s consolidated statements of operations. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by the Company’s sales force through August 31, 2006, which was recognized as revenue during the year ended December 31, 2006. The Company does not expect any future co-promotion revenue in association with its agreement with Auxilium.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if the Company has completed its remaining obligations under the arrangement. If the Company has further obligations, milestone payments are recognized as revenue if the Company has sufficient evidence of fair value for its remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period.

On August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company is recognizing over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of the agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue during 2007. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred. The Company subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. See Note 20.

(c) Sales Rebates, Discounts and Incentives

The Company’s sales of ANTARA and FACTIVE are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When the Company delivers its product, the Company reduces the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in the Company’s estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to and twelve months subsequent to the expiration date of its product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. During 2007, the Company increased its estimate for product returns as a result of returns of product lots related to the seven-day course of treatment of FACTIVE tablets. The Company believes the product returns were a result of a combination of the shift in product demand from seven-day course of treatment to

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

five-day course of treatment and returns associated with initial stocking of FACTIVE. As of December 31, 2007 and 2006, the Company’s product return reserve was approximately $3,169,000 and $774,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of December 31, 2007 and 2006, the balance of the cash discounts reserve was approximately $343,000 and $202,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2007 and 2006, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE was approximately $4,263,000 and $2,994,000, respectively. Considering the estimates made by the Company, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable. As of December 31, 2007, the significant change to the Company’s estimates in the periods presented is primarily attributable to the acquisition of the ANTARA product line.

Special Promotional Programs:

The Company, from time to time, offers certain promotional incentives to its customers for both ANTARA and FACTIVE and will continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. The Company accounts for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). Examples of programs utilized to date are as follows:

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, the Company has initiated three voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization and actual redemption rates on completed programs by the Company. The first program expired on December 31, 2006, the second program expired on September 30, 2007, and the third program expires on February 28, 2009. As of December 31, 2007 and 2006, the balance of the liabilities for these voucher programs totaled approximately $491,000 and $619,000, respectively.

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers mail-in rebates and point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

programs. In April 2007, the Company initiated a voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on December 31, 2007. In October 2007, the Company initiated another voucher rebated program whereby the Company offered a point-of-sale rebate to retail consumers. This program expires on April 30, 2008. As of December 31, 2007 and 2006, the balance of the liabilities for these voucher programs totaled approximately $1,396,000 and $452,000, respectively.

(d) Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). At December 31, 2007 and 2006, the Company held cash and cash equivalents. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2007 and 2006, cash and cash equivalents consisted of money market funds. At December 31, 2007 and 2006, the Company did not hold investments, and as a result, had no net unrealized loss. The fair value of the Company’s cash equivalents is determined based on market value.

(e) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Note 11(b).

The Company performs ongoing credit evaluations on its customers and collateral is generally not required. As of December 31, 2007 and 2006, the Company reserved approximately $35,000 and $39,000, respectively, for bad debts related to the sale of ANTARA or FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2007, payments have generally been made in a timely manner and the Company has not written off any customer accounts receivable balances. The Company also reserved $0 and $310,000 as of December 31, 2007 and 2006, respectively, related to other non-trade receivables.

The following table represents accounts receivable (in thousands):

	December 31,
	2007	2006
Trade, net	$14,950	$10,658
Other	82	1,279

Total	$15,032	$11,937

(f) Restricted Cash

In connection with the 3 1/2% convertible debt offering completed in May 2004, the Company was required to set aside cash in an amount equal to the first six semi-annual interest payments related to such debt. As of December 31, 2006, the Company’s restricted cash consisted, in part, of the remaining semi-annual interest

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

payment totaling approximately $2,673,000 which was paid on April 15, 2007. There was no such restricted cash requirement in connection with the 3.50% convertible debt offering completed in May 2007. At December 31, 2007, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility, approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility and approximately $68,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Skillman, New Jersey facility. The restrictions related to the South San Francisco facility, the Waltham facility and the Skillman facility expire on February 28, 2011, March 31, 2012 and February 2013, respectively.

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

As of December 31, 2007, the Company recorded approximately $188,000 as a capital lease obligation with accumulated depreciation of $47,000. The capitalized lease obligation is being depreciated using the straight-line method over the term of the lease and is being classified as computer equipment in the accompanying consolidated balance sheets.

Depreciation expense was approximately $738,000, $781,000 and $644,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

(h) Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory on a first-in-first-out basis and recognized as cost of goods sold on an average cost basis.

On a quarterly basis, the Company analyzes inventory levels, and provides a reserve for inventory and marketing samples that have become obsolete, have a cost basis in excess of their expected net realizable value or are in excess of forecast requirements to cost of product revenues and marketing expense, respectively. During 2007, approximately $1,204,000 of ANTARA inventory obtained in the product acquisition became obsolete and was expensed. Expired inventory is disposed of and the related costs are written off against the previously established reserves.

At December 31, 2007 and 2006, there was approximately $1,088,000 and $454,000 in ANTARA sample product to be used for ANTARA marketing programs and approximately $655,000 and $1,091,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table represents net trade inventories (in thousands):

	As of December 31
	2007	2006
Raw material	$2,846	$4,488
Work-in-process	3,022	5,628
Finished goods	3,191	4,121

Total	$9,059	$14,237

(i) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive common stock equivalents which consist of stock options, securities sold under the Company’s employee stock purchase plan, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 20,447,015, 6,316,089 and 4,826,615 shares of the Company’s common stock (prior to the application of the treasury stock method) during the years ended December 31, 2007, 2006 and 2005, respectively.

(j) Single Source Suppliers

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

Year-Ended December 31,	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C
2007	3	36%	38%	15%
2006	3	41%	32%	12%
2005	2	52%	29%	*

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable:

As of December 31,	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C
2007	3	45%	34%	12%
2006	3	39%	34%	11%

*	balance is less than 10%

To date, the Company has not written off any significant customer receivable balances.

(l) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the following: reserves for inventory obsolescence, sales and managed care rebate reserves, special promotional programs, product returns reserves and the useful lives and expected future cash flows for intangible assets.

(m) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash, cash equivalents and accounts receivable, approximates the carrying values of these instruments.

In connection with financing the acquisition of ANTARA, the Company recognized an embedded derivative instrument related to a put/call liability. In connection with the convertible debt exchange, the Company recognized an embedded derivative instrument related to an interest make-whole provision. Both are recognized in the accompanying consolidated financial statements at fair value and are recorded as other long-term liabilities in the accompanying consolidated balance sheets. Changes in fair value are recorded in the accompanying consolidated statements of operations. See Note 11.

(n) Reclassifications

The Company has reclassified certain prior-year information to conform with the current year’s presentation.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(o) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $2,735,000, $3,260,000 and $7,666,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

(p) Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In 2007, 2006 and 2005, the net loss of approximately $29,853,000, $78,477,000 and $88,593,000, respectively, is equal to the comprehensive net loss.

(q) Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision makers, as defined under SFAS No. 131, are the chief executive officer and the chief financial officer. All of the Company’s assets are located in the United States. Approximately 96% of the Company’s product revenues are generated from customers based in the United States.

The Company believes it operates in one segment called pharmaceutical. Product sales and the financial information disclosed herein represent all of the material financial information related to the Company’s one operating segment.

Sales by product within the Company’s operating segment are as follows:

	Year- Ended December 31,
	2007	2006	2005
ANTARA	$58,571	$16,778	$—
FACTIVE	19,887	21,466	20,458

Total Product Sales	$78,458	$38,244	$20,458

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During 2007, events and circumstances, primarily a reduction in projected long term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered and therefore the assets are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. The Company’s estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy its minimum requirements under the agreement with the licensor, LG Life Science.

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

As December 31, 2007, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

(s) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes (1) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Such amounts have been reduced by an estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under the Company’s employee stock purchase plan. Results for prior periods are not restated.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Year Ended December 31, 2005
Net loss as reported	$(88,593)
Add: Share-based employee compensation cost, included in the determination of net loss as reported	1,006
Less: Total share-based compensation expense determined under the fair value method for all employee awards	(7,231)

Pro forma net loss	$(94,818)

Basic and diluted net loss per share
As reported	$(9.26)

Pro forma	$(9.91)

The adoption of SFAS No. 123R increased the Company’s year ended December 31, 2007 and 2006 net loss and cash flows used in operating activities by $2,713,000 and $3,829,000, respectively, and basic and diluted net loss per share by $0.20 and $0.33, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	60.03 – 61.77%	52.14 – 62.18%	48.35 – 53.13%
Risk-free interest rate	3.77 – 5.04%	4.35 – 5.07%	3.71 – 4.45%
Expected life (years)	5.55 – 6.17	5.55 – 6.25	5.00
Expected dividend	—	—	—

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior.

Expected volatility is determined based on historical volatility data of the Company’s common stock from the period of time beginning with the Company’s merger with GeneSoft in February 2004 and other factors through the month of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend yield is assumed to be 0%.

The total compensation cost that has been charged to income for the years ended December 31, 2007 and 2006 was approximately $2,713,000 and $3,876,000 respectively. The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the Employee Stock Purchase Plan (ESPP). The amount of stock-based compensation recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company estimates forfeitures based on historical data, adjusted for known trends. The Company has applied an annual forfeiture rate of 21.39% to options in calculating total recognized compensation cost as of December 31, 2007. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $2.46, $7.36 and $9.60, respectively. For the year ended December 31, 2007, the Company granted 605,661 stock options with a weighted average exercise price of $4.17. For the year ended December 31, 2006, the Company granted 243,644 stock options with a weighted average exercise price of $13.49. For the year ended December 31, 2005, the Company granted 536,250 stock options with a weighted average exercise price of $19.92.

During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $120,000, $754,000 and $2,842,000, respectively. The total amount of cash received from exercise of these options during the years ended December 31, 2007, and 2006 and 2005 was $17,000, $166,000 and $870,000, respectively.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A summary of activity related to restricted stock under the Option Plans as of December 31, 2007, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	50	$16.82
Granted	276	3.98
Vested	(70)	1.62
Forfeited	(42)	4.51

Nonvested at December 31, 2007	214	$7.64

As of December 31, 2007, there was approximately $3,580,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1.33 years. The Company expects approximately 442,000 unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(t) Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the Company’s first quarter of 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting, however, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting, however, the Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position or results of operations.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accounting for Collaborative Arrangements

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer” EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has not yet completed its evaluation of EIFT 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

(3) Acquisition of ANTARA

On August 18, 2006, the Company acquired the rights to ANTARA in the United States from Reliant Pharmaceuticals in a transaction accounted for as an acquisition of a business in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141) and accordingly, allocated the purchase price of ANTARA based upon the estimated fair value of net assets acquired and liabilities assumed. The Company performed a valuation study to determine the allocation of the estimated purchase price of the ANTARA acquisition among the tangible and intangible assets acquired as well as their estimated amortization period. The estimated useful life of the intangible assets is assumed to be fourteen years which was based upon the remaining life of the patents covering ANTARA, the regulatory barriers to competition, and management’s knowledge of existing competitors research activities. The Company has completed an analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3). ANTARA’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on August 18, 2006.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table presents the estimate of the fair value of the intangible assets acquired, their estimated useful lives and amortization expense (in thousands, except estimated useful lives data):

Intangible assets	Fair value of intangibles	Estimated life (in years)	Amortization for the year ended December 31, 2007
License Agreement	$58,900	14	$4,207
Manufacturing Relationship	1,880	14	134

Total	$60,780		$4,341

The following table presents the estimated remaining amortization of the intangible assets acquired (in thousands):

2007	$4,341
2008	4,341
2009	4,341
2010	4,341
2010	4,341
2012-2020	33,124

Total	$54,829

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

(4) Reverse Stock Split

Pursuant to an Amendment to the amended and restated articles of organization, the Company effectuated on November 15, 2006, a one-for-eight reverse stock split of its issued and outstanding common stock, par value $0.10 per share and maintained the number of authorized shares of its common stock at 175,000,000. As a result of the reverse stock split, each eight shares of common stock issued and outstanding as of November 15, 2006 at the close of business, were automatically combined into and became one share of common stock. In cases in which the reverse stock split results in any shareholder holding a fraction of a share, such fractional share was rounded up to the nearest whole number.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(5) Facility Lease Liability

At the time of merger with GeneSoft Pharmaceuticals (GeneSoft) in 2004, management approved a plan to integrate certain GeneSoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which included $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In 2007 and 2006, in accordance with EITF No. 95-3, the Company made adjustments to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $838,000 and $119,000, respectively. These adjustments were recorded as a reduction to goodwill.

The following tables summarize the restructuring liability activity recorded related to the GeneSoft merger (in thousands):

	Year Ended December 31, 2007
	Balance at December 31, 2006	Liability Adjustment	Net Cash Payments	Interest Accretion	Balance at December 31, 2007
Assumed facility lease liability	$13,900	$(838)	$(2,618)	$515	$10,959

	Year Ended December 31, 2006
	Balance at December 31, 2005	Liability Adjustment	Net Cash Payments	Interest Accretion	Balance at December 31, 2006
Assumed facility lease liability	$16,204	$(119)	$(2,825)	$640	$13,900

(6) Sale of Intellectual Property

During the year ended December 31, 2005, the Company sold intellectual property related to the genomic sequence of an undisclosed pathogen to Wyeth Pharmaceuticals, which was recorded as other income in the accompanying consolidated statements of operations for the year ended December 31, 2005.

(7) Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
Goodwill	$76,960	$78,193
License Agreements, net	105,285	113,925
Manufacturing Relationships, net	5,618	6,086

Total	$187,863	$198,204

(a) Goodwill

The Company’s goodwill relates to the merger with GeneSoft, which occurred in February 2004 and totaled approximately $62,495,000, and the product acquisition of ANTARA, which occurred in August 2006 and totaled approximately $16,783,000. During 2007 and 2006, the Company recorded a reduction to goodwill associated with GeneSoft of approximately $838,000 and $119,000, respectively, primarily related to additional sublease income related to a facility lease liability. During 2007, the Company recorded a reduction to goodwill

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

associated with the product acquisition of ANTARA of approximately $395,000 primarily related to reductions in accruals originally recorded during the acquisition and subsequently reversed. As of December 31, 2007, the Company does not believe that its goodwill is impaired. No amount of the goodwill balance at December 31, 2007 will be deductible for income tax purposes.

(b) Intangible Assets

As of December 31, 2007, intangible assets consist of the following (in thousands):

Asset Classification	Cost	Accumulated Amortization	Net
License Agreements	$128,352	$(23,067)	$105,285
Manufacturing Relationships	7,103	(1,485)	5,618

Total	$135,455	$(24,552)	$110,903

The ANTARA and FACTIVE intangible assets are amortized on a straight-line basis over the remaining legal life of the underlying patents of approximately 14.0 and 15.7 years respectively, which also corresponds to the estimated useful life of such assets. The weighted average amortization period for the license agreements is approximately 14.9 years and the weighted average amortization period for the manufacturing relationships is approximately 15.2 years, respectively. During 2007, 2006 and 2005, the Company recorded approximately $9,108,000, $6,376,000 and $4,767,000 of amortization expense, respectively.

The remaining amortization in future periods is as follows (in thousands):

Year-Ending December 31,
2008	$9,108
2009	9,108
2010	9,108
2011	9,108
2012	9,108
Thereafter	65,363

Total	$110,903

(8) Notes Receivable

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was issued notes by the lessor totaling approximately $2,926,000 related to the repayment of security deposits made by the Company. The notes bear interest at rates ranging from 5.5% to 7.75% and have expiration dates ranging from February 2008 to November 2008. Principal and interest are repaid by the lessor to the Company over the 36 month lease term as lease payments are made on the vehicles. The balance of notes receivable as of December 31, 2007 was approximately $486,000.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company’s income tax expense of approximately $384,000 and $179,000 for the years ended December 31, 2007 and 2006, respectively, is comprised of deferred federal and state taxes which relates to the tax effects of the Company’s indefinite lived intangible that cannot be offset against the Company’s deferred tax assets.

The Company’s effective income tax rate as of the years ended December 31, 2007, 2006 and 2005 differed from the expected US federal statutory income tax rate as set forth below:

	December 31, 2007	December 31, 2006	December 31, 2005
Expected federal tax expense	$(10,019)	$(26,621)	$(30,134)
Permanent differences	898	1,766	158
State Taxes, net of federal benefit	(1,428)	(3,627)	(3,940)
Tax Credits	(500)	2,252	(736)
Expiring net operating losses	2,165	843	27
Change in Valuation Allowance	9,268	25,566	34,623

Income tax expense	$384	$179	$—

At December 31, 2007, the Company had net operating loss carryforwards of approximately $457,708,000 and $319,468,000 available to reduce federal and state taxable income, respectively, if any. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company also had tax research credit carryforwards of approximately $17,343,000 to reduce federal and state income tax, if any. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. To date, the Company has not performed an analysis to assess whether any such changes in ownership have occurred. Additionally, certain losses have begun to expire due to the limitations of the carryforward. The net operating loss and tax credit carryforwards expire approximately as follows (in thousands):

Expiration Date	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Research Tax Credit Carryforwards
2008	$2,616	28,551	24
2009	1,038	73,384	8
2010	—	92,402	21
2011	—	66,279	691
2012	10,735	22,835	1,777
2013-2027	443,319	36,017	14,822

	$457,708	$319,468	$17,343

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The components of the Company’s net deferred tax asset at the respective dates are as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$153,368	$163,368
Research and development and other credits	12,648	14,966
Capitalized research and development costs	6,401	7,180
Depreciation	1,071	996
Facility impairment liability related to merger	4,213	5,343
Sale reserves and allowances	4,269	2,582
Intangible assets acquired at merger	(22,237)	(23,390)
Other Intangibles	(352)	(209)
Advanced payments	15,378	—
Deferred compensation	2,620	2,067
Accrued expenses	4,100	2,053
Other temporary differences	1,563	2,330

Net deferred tax asset	183,042	177,286
Valuation allowance	(183,605)	(177,465)

Net deferred tax liability	$(563)	$(179)

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets. The valuation allowance increased by approximately $6,140,000 from December 31, 2006 to December 31, 2007, primarily due to an increase in net operating loss carryforwards. The valuation allowance increased by $26,819,000 from December 31, 2005 to December 31, 2006, primarily due to the increase in net operating loss carryforwards.

The acquisition of the ANTARA assets from Reliant was deemed to be a taxable acquisition. As such, the goodwill is tax deductible. The Company accounts for goodwill pursuant to SFAS No. 142 and as of December 31, 2007, the Company has not taken an impairment charge. Therefore, the tax amortization expense generated a deferred tax liability without the ability to recognize an equal amount of deferred tax asset due to the determination that a valuation allowance is required on its gross deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (the “Interpretation”) (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation effective January 1, 2007; however, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In accordance with FIN No. 48, the Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During the twelve month period ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $20,804,000, which relates to positions taken during the current period upon adoption of FIN No. 48. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability because they are offset by net operating loss carryforwards) are as follows:

Balance, January 1, 2007	$20,804
Increases (decreases) for tax positions taken during a prior period	—
Increases (decreases) for tax positions taken during the current period	—
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2007	$20,804

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

(10) Commitments and Contingencies

(a) Lease Commitments

The Company’s headquarters in Waltham, MA, consisting of approximately 36,000 square feet, is under an operating lease which expires on March 31, 2012 and includes an option to renew for an additional five years. The rent payments include lease escalation clauses. In addition, for the months of November and December in 2007 and 2006, total rental payments are abated by approximately $131,000 and $121,000, respectively. The rent differential related to the rent holidays and escalation provisions is accounted for as deferred rent.

The Company assumed a lease obligation in South San Francisco, California when it merged with GeneSoft. The leased space is approximately 68,000 square feet and the lease expires on February 28, 2011. A portion of the facility in South San Francisco, California has been subleased to third parties in 2007 and 2006.

In 2007, the Company moved its commercial sales and marketing office to Skillman, New Jersey. The Company’s new commercial sales and marketing facility of approximately 10,000 square feet is under an operating lease, the term of which begins in early 2008 and expires on January 31, 2013. The rent payments under the Company’s commercial sales and marketing facility lease include lease escalation clauses. In addition, for the first four months of the lease term, total rental payments are abated by approximately $68,300. The rent differential related to the rent holidays and escalation provisions will be accounted for as deferred rent.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The future minimum lease payments under the operating leases at December 31, 2007 are as follows (in thousands):

Year-Ending December 31,	Restructuring/Impaired Facility	Headquarter Facility	Sales & Marketing Facility
2008	$4,519	$906	$120
2009	4,677	936	209
2010	4,821	978	214
2011	807	978	219
2012	—	245	224
Thereafter	—	—	19

Total	$14,824	$4,043	$1,005

Rent expense relating to the Company’s headquarters in each of the years ended 2007, 2006, and 2005 amounted to approximately $833,000 for each year. Rent payments for facilities accounted for in the restructuring and facility impairment accruals amounted to $4,366,000, $5,255,000, and $5,204,000 in 2007, 2006, and 2005, respectively. Rental payments received from subleasing arrangements were approximately $2,565,000, $3,922,000, and $3,571,000 in 2007, 2006, and 2005, respectively, and were accounted for as part of the Company’s restructuring and impairment accruals. The aggregate minimum amount of rental payments to be received from 2008 to 2011 from existing contracted subleasing arrangements is approximately $4,379,000 as of December 31, 2007.

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

(11) Long-term Obligations

Long-term obligations consist of the following (in thousands):

	As of December 31,
	2007	2006
3.50% Senior convertible promissory notes, net of discount	$179,508	$—
3 1/2% Senior convertible promissory notes	829	152,750
5% Convertible promissory notes	13,300	22,310
Revenue interest assignment	39,129	38,995
12% Senior secured note	20,000	20,000
Capital lease	131	169

	252,897	234,224
Less—current portion of capital lease	38	38

	$252,859	$234,186

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(a) Debt Obligations

On February 6, 2004, in connection with its merger with GeneSoft, the Company issued approximately $22,310,000 in principal amount of 5% convertible five year promissory notes due February 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at December 31, 2007. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006.

In the quarter ended June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at December 31, 2007. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

In May 2007, the Company completed (i) an exchange offer with certain holders of the Original 2011 Notes in which the Company exchanged $151,921,000 aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151,921,000 aggregate principal amount of its then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which the Company exchanged approximately $10,574,000 aggregate principal and accrued interest amount of its then outstanding 2009 Notes for approximately $13,746,000 aggregate principal amounts of the New Notes. The Company also issued an additional $60,000,000 of New Notes to the public for cash at a public offering price of 77.5% of principal, resulting in $46,500,000 in gross proceeds to the Company.

The New Notes are initially convertible into approximately 16,718,000 common shares at a conversion rate of 74.074 of the Company’s common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The New Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the New Notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the New Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of the Company’s common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) the Company’s common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company has accounted for the New Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-02) and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. Accordingly, the Company recorded a gain of approximately $30,824,000 upon the extinguishment of debt, which was a result of exchanging a majority of the Original 2011 Notes and a portion of the 2009 Notes that were issued at par value, for the New Notes that were issued at 77.5% of par (i.e. a 22.5% discount). The gain arose due to the fact that the fair value of the Original 2011 Notes exceeded that of the New Notes. The debt issuance costs related to the Original 2011 Notes in the amount of approximately $3,285,000 are netted against the gain.

The additional interest payment described above, which may be issued upon conversion, is considered an embedded derivative under SFAS No. 133 and requires bifurcation from the host debt. The Company also considered the provisions of EITF No. 05-2, and concluded that this is not conventional convertible debt.

In accordance with SFAS No. 133, the Company has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the accompanying consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivative are recognized in earnings. The derivative liability is revalued quarterly and changes in the fair value through either the date the additional interest payment provisions expire, at which the liability will be zero, or the date at which the additional interest payment provision is triggered, are recorded as other expense or income. For the purpose of accounting for the New Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature.

Convertible debt upon the exchange and new offering on May 1, 2007 consisted of the following (in thousands):

3.50% Convertible senior notes	$225,692
Discount on convertible notes	(50,781)
Embedded derivative	(3,077)

Total	$171,834

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

48 month period to maturity of the notes. As of December 31, 2007, the fair value of the derivative is approximately $73,000 which reflects a change in the fair value of approximately $3,004,000 which is included as gain on derivative in the accompanying consolidated statements of operations.

For the year ended December 31, 2007, the Company incurred approximately $8,071,000 in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized approximately $7,649,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,325,000 in new debt issuance costs.

(b) Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, the Company, together with its wholly-owned subsidiary Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

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

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company imputes interest expense associated with this liability using the effective interest rate method and has recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company recorded approximately $8,020,000 and $2,089,000 in interest expense related to this agreement in 2007 and 2006, respectively.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of December 31, 2007, the fair value of the derivative is approximately $986,000 which reflects a change in the fair value of approximately $19,000 which has been recorded as a gain on derivative in the accompanying consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note shall become immediately due and payable. As of December 31, 2007, the Company exercised its option to add approximately $1,694,000 of interest expense payable to the principal of the Note. This amount is recorded as other long-term liabilities on the accompanying consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, the Company has agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE products, (ii) enter into

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

any new agreement or amend or fail to exercise any of its material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of December 31, 2007.

The following table presents future maturities of debt (in thousands):

Year-Ending December 31,
2008	$38
2009	13,338
2010	20,038
2011	180,354
2012	—
Thereafter	39,129

Total	$252,897

(12) Stockholders Equity

(a) Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and authorized 500,000 shares of common stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of December 31, 2007, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of December 31, 2007, 1,697,316 shares were authorized and 480,503 shares were available for future issuance under the 2001 Incentive Plan and 500,000 shares were authorized and 239,537 shares were available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock.

The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The most recently completed offering period began July 1, 2007 and ended on December 31, 2007; therefore, July 1, 2007 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, the Company adjusts the estimated contributions to actual. Under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company was not required to recognize stock-based compensation expense for the cost of shares issued under the Company’s ESPP in 2005, as the ESPP was determined to be noncompensatory. Upon adoption of SFAS No. 123R, the Company began recording stock-based compensation expense related to the ESPP.

However, effective the beginning of the most recently completed offering in 2007, the Company reduced the discount from 15% to 5% for employees to purchase shares, resulting in a purchase price of 95% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. Under SFAS 123R, no compensation expense is required to be recorded when the employee discount is 5% or less. As of December 31, 2007, 431,250 shares were authorized and 77,103 shares were available for future issuance under this plan.

In December 2005, in accordance with transition guidance issued by the Internal Revenue Code in connection with Section 409A, the Company approved a plan to cancel the outstanding discounted stock options and issue replacement options with an exercise price equal to the current fair market value of the Company’s common stock. The replacement options were not discounted and therefore not subject to the additional taxes imposed by Section 409A. Because the replacement options have a higher exercise price than the canceled discounted options, a cash payment in an amount equal to the aggregate spread between the two exercise prices, as well as an amount to cover the tax payable in respect of such payment, has been made to each affected optionee. The cash payments under this plan totaled approximately $65,000 which were accounted for as compensation expense in the year ended December 31, 2005. The Company does not anticipate issuing discounted stock options as part of employee compensation in the future.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A summary of activity related to stock options under the Option Plans as of December 31, 2007 is presented below (in thousands, except weighted average data):

	Number of Shares (in thousands)	Exercise Price Range	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	987	$3.07-221.28	$31.18
Granted	606	1.76-7.38	4.17
Exercised	(5)	3.07-4.08	3.46
Canceled	(325)	2.62-81.75	21.78

Outstanding, December 31, 2007	1,263	$1.76-221.28	$20.75	7.70	$—

Exercisable, December 31, 2007	701	$3.07-221.28	$32.15	6.58	$—

The range of exercise prices for options outstanding and options exercisable under the Option Plans at December 31, 2007 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 1.76 – 3.28	9.53	207	$2.79	8	$3.07
$ 3.30 – 4.91	9.17	92	4.44	9	4.18
$ 4.94 – 4.94	9.18	223	4.94	84	4.94
$ 4.96 – 13.64	7.39	128	10.01	64	10.27
$ 13.72 – 15.40	7.82	161	14.82	130	14.88
$ 15.42 – 23.52	7.20	160	21.37	143	21.57
$ 23.72 – 41.76	6.14	169	36.52	144	37.78
$ 42.88 – 148.75	3.84	121	89.58	117	91.12
$164.75 – 164.75	2.72	1	164.75	1	164.75
$221.25 – 221.25	2.55	1	221.25	1	221.25

Total	7.70	1,263	$20.98	701	$32.15

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(c) Warrants

As of December 31, 2007, the Company had warrants outstanding for the purchase of 1,861,083 shares of common stock at exercise prices ranging from $6.94 – $90.64, as adjusted for the reverse stock split effectuated by the Company in November 2006. These warrants are fully vested at December 31, 2007 and are as follows (in thousands, except exercise price data):

Warrants Outstanding	Exercise Price	Expiration
319	$27.84	October 15, 2008
74	$24.53	December 31, 2008
1,150	$17.76	April 11, 2011
6	$90.64	June 13, 2011
312	$6.94	August 18, 2013

(d) Note Receivable from Officer

In March 2001, the Company loaned $163,000 to an officer of the Company to allow him to pay income tax liabilities associated with a restricted stock grant of 3,000 shares. The loan carried an interest rate of 4%. The principal amount of the note was non-recourse as it was secured only by the 3,000 shares of restricted stock. The interest portion of the loan was full-recourse as it was secured by the officer’s personal assets. The officer paid the Company approximately $41,000 for interest due to the Company pursuant to the loan. Pursuant to the terms of the note, the note came due on December 31, 2006, at which point the officer transferred the 3,000 shares of restricted stock to the Company as payment in full of all principal outstanding under such loan.

(e) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2007 consists of the following (in thousands):

Stock option and incentive plans	2,197
Employee stock purchase plan	77
Warrants	1,861
Conversion of convertible notes	17,035

Total	21,170

(13) Incentive Savings 401(k) Plan

The Company maintains an incentive savings 401(k) plan (the 401(k) Plan) for the benefit of all employees. The Company matches 50% of the first 6% of salary, which for 2007 was limited to the first $225,000 of annual salary. The Company contributed approximately $424,000, $356,000 and $183,000 to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

(14) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States and Canada until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During 2007, the Company recorded approximately $471,000 as additional royalties related to the expected shortfall. During the term of the agreement, the Company is obligated to pay a royalty on sales of ANTARA in the U.S. including a

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

royalty on other fenofibrate monotherapy products in formulation and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver bulk product to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include using commercially reasonable efforts to maintain a sales force of at least 150 representatives through February 2008 and funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain

(15) Supply Agreement for FACTIVE

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

The agreement with LG Life Sciences also requires that the Company achieves a minimum gross sales level of $30 million from its licensed territories over a 12-month period of time starting on the third anniversary from the launch of FACTIVE in the U.S. in 2004 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in its territory.

The Company is obligated to pay a royalty on sales of FACTIVE in North America and the territories covered by the license in Europe. These royalty obligations expire with respect to each country covered by the agreement on the later of (i) the expiration of the patents covering FACTIVE in such country or (ii) the expiration of data exclusivity in Mexico, Canada or the European Union respectively, or 2014 in the U.S. The Company is also obligated to make aggregate milestone payments of up to $40 million (not including payments previously made pursuant to up-front obligations or achievements of certain milestones) to LG Life Sciences including milestone payments required by the amendments described below upon achievement of additional regulatory approvals and sales thresholds.

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. As part of the amendment of the agreement, the Company made a one-time, up-front payment of $2 million to LG Life

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company further amended its agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada (which payments were made to LG in February 2006 and August 2006, respectively) as well as upon receipt of regulatory approval of FACTIVE in each of such countries. Additionally, on December 27, 2006, the Company amended its agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe to provide for a reduction in the supply price for the active pharmaceutical ingredient for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires the Company to pay LG Life Sciences a portion of any milestone or license fee payments the Company receives from its European partner.

(16) Co-Promotion of TESTIM

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

(17) Partnering Arrangements for FACTIVE

Sublicense Agreement with Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has paid the Company an up-front payment and has agreed to pay milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredients for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon nine months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and ABS.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Supply and Marketing Agreement with Abbott Laboratories

On August 9, 2006, the Company granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to the Company upon achievement of certain regulatory and sales milestones. FACTIVE tablets are currently approved in Canada for the five-day treatment of AECB. The Company subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. See Note 20.

Menarini International Operation Luxembourg SA

The Company entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg SA (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby the Company sublicensed its rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of the Company’s agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and the Company has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid the Company an up-front payment which is being recognized as revenue over the term of the Company’s continuing obligations under the agreement of approximately thirty-three months. Menarini has also agreed to pay the Company milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay the Company a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from the Company, and the Company must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (1) the expiration of the life of certain patents covering the product or (ii) the expiration of data exclusivity. The Company’s agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

(18) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Sales reserves and allowances	$10,734	$6,003
Payroll and related expenses	5,244	5,640
Deferred rent	502	401
Professional fees	512	916
Interest related to convertible notes payable	2,189	1,446
Royalty interest payable	371	712
Other	1,376	1,300

	$20,928	$16,418

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(19) Quarterly Consolidated Statements of Operations (unaudited)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 2007. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations (in thousands, except per share data).

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2007
Revenues:
Product sales	$78,458	$25,196	$15,457	$15,762	$22,043
Biopharmaceutical/other revenues	1,511	92	111	151	1,156

Total revenues	79,969	25,288	15,568	15,913	23,199
Costs and expenses:
Cost of product sales	31,269	7,995	7,929	6,591	8,754
Research and development	5,845	1,573	1,476	1,292	1,505
Selling and marketing	66,278	16,842	17,632	14,348	17,455
General and administrative	14,573	4,732	3,367	2,914	3,559

Total costs and expenses	117,965	31,142	30,404	25,145	31,273

Loss from operations	(37,996)	(5,854)	(14,836)	(9,232)	(8,074)
Other income (expense):
Interest income	2,541	559	771	720	491
Interest expense	(28,206)	(9,540)	(7,818)	(6,369)	(4,478)
Gain on disposition of investment	231	—	73	—	158
Gain on exchange of convertible debt	30,824	—	—	30,824	—
Gain on derivative related to convertible notes	3,023	223	2,406	394
Other income	114	2	15	48	49

Net other income (expense)	8,527	(8,756)	(4,553)	25,617	(3,780)

(Loss) Income before income tax	(29,469)	(14,610)	(19,389)	16,385	(11,854)
Provision for income tax	(384)	(62)	(108)	(108)	(108)

Net (loss) income	$(29,853)	$(14,672)	$(19,497)	$16,277	$(11,962)

Net loss per common share:
Basic	$(2.19)	$(1.08)	$(1.43)	$1.20	$(0.88)
Diluted	$(2.19)	$(1.08)	$(1.43)	$0.70	$(0.88)

Weighted average common shares outstanding:
Basic	13,601	13,629	13,605	13,588	13,582
Diluted	13,601	13,629	13,605	26,051	13,582

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2006
Revenues:
Product sales	$38,244	$18,068	$8,308	$2,622	$9,246
Co-promotion	6,890	—	3,474	1,871	1,545
Biopharmaceutical/other revenues	1,018	196	580	60	182

Total revenues	46,152	18,264	12,362	4,553	10,973
Costs and expenses:
Cost of product sales	19,613	7,805	6,573	2,485	2,750
Research and development	12,406	1,992	4,281	3,205	2,928
Selling and marketing	69,211	14,314	17,215	17,237	20,445
General and administrative	16,841	5,059	4,379	3,763	3,640

Total costs and expenses	118,071	29,170	32,448	26,690	29,763

Loss from operations	(71,919)	(10,906)	(20,086)	(22,137)	(18,790)
Other income (expense):
Interest income	2,995	556	842	901	696
Interest expense	(11,056)	(4,167)	(2,807)	(2,072)	(2,010)
Gain on sale of fixed assets	2	2	(1)	1	—
Gain on disposition of investment	1,617	—	1,380	237	—
Other income	63	4	15	44	—

Net other expense	(6,379)	(3,605)	(571)	(889)	(1,314)

Loss before income tax	(78,298)	(14,511)	(20,657)	(23,026)	(20,104)
Provision for income tax	(179)	(179)	—	—	—

Net loss	$(78,477)	$(14,690)	$(20,657)	$(23,026)	$(20,104)

Net loss per common share:
Basic and diluted	$(6.58)	$(1.09)	$(1.62)	$(1.96)	$(2.07)

Weighted average common shares outstanding:
Basic and diluted	11,925	13,484	12,742	11,723	9,702

(20) Subsequent Event

On January 31, 2008, Abbott Canada’s development and commercialization obligations were substantially reduced. In accordance with the terms of the amendment, Abbott Canada will continue to maintain FACTIVE tablets in its current product price list and it will continue to pay the Company a transfer price on FACTIVE tablets purchases. Abbott Canada is not required to pursue the CAP and ABS indications. Additionally, the amendment provides that the Company can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to the Company after November 30, 2008.