Form 10-Q
period 2008-03-31
OSCIENT PHARMACEUTICALS CORP
filed 2008-05-12
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	14,125,127 Shares
$0.10 PAR VALUE	Outstanding May 2, 2008

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,913	$48,268
Notes receivable	65	486
Accounts receivable (net of allowance for bad debts of $35 in 2008 and 2007, respectively)	10,625	15,032
Inventories, net	7,361	9,059
Prepaid expenses and other current assets	3,646	2,886

Total current assets	59,610	75,731
Property and Equipment, at cost:
Manufacturing and computer equipment	4,481	4,695
Equipment and furniture	579	564
Leasehold improvements	168	138

	5,228	5,397
Less—Accumulated depreciation	4,478	4,590

	750	807
Restricted cash	4,198	4,198
Other assets	5,231	5,585
Intangible assets, net	108,626	110,903
Goodwill	76,960	76,960

Total Assets	$255,375	$274,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short term obligations	$13,337	$38
Accounts payable	9,489	10,262
Accrued expenses and other current liabilities	23,130	20,928
Current portion of accrued facilities impairment charge	2,642	2,128
Deferred revenue	364	364

Total current liabilities	48,962	33,720
Long-term liabilities:
Long-term obligations, net of current maturities	244,060	252,859
Noncurrent portion of accrued facilities impairment charge	7,849	8,831
Other long-term liabilities	3,780	7,216
Deferred revenue	182	273

Shareholders’ Deficit:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—14,125 and 13,892 in 2008 and 2007, respectively	1,413	1,389
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and outstanding—none	—	—
Additional paid-in-capital	416,303	415,654
Accumulated deficit	(467,174)	(445,758)

Total shareholders’ deficit	(49,458)	(28,715)

Total Liabilities and Shareholders’ Deficit	$255,375	$274,184

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three-Months Ended
	March 31, 2008	March 31, 2007
Revenues (net):
Product Sales	$18,269	$22,043
Other	97	1,156

Total net revenues	18,366	23,199

Costs and expenses:
Cost of product sales (1)	7,016	8,754
Research and development (1)	1,343	1,505
Selling and marketing (1)	19,752	17,455
General and administrative (1)	3,890	3,559

Total costs and expenses	32,001	31,273

Loss from operations	(13,635)	(8,074)
Other income (expense):
Interest income	356	491
Interest expense	(8,314)	(4,478)
Gain on disposition of investment	317	158
Loss on derivatives	(44)	—
Other income	8	49

Net other expense	(7,677)	(3,780)

Loss before income tax	(21,312)	(11,854)
Provision for income tax	(105)	(108)

Net loss	$(21,417)	$(11,962)

Net loss per common share:
Basic and diluted	$(1.53)	$(0.88)

Weighted average common shares outstanding:
Basic and diluted	13,968,741	13,581,618

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$(13)	$4
Research and development	9	—
Selling and marketing	280	318
General and administrative	302	380

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three-Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(21,417)	$(11,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,404	2,489
Provision for excess and obsolete inventories	220	130
Non-cash interest expense	3,616	350
Loss on derivatives	44	—
Gain on disposition of investment	(317)	(158)
Stock based compensation	578	702
Changes in operating assets and liabilities:
Accounts receivable	4,407	2,864
Inventories	1,478	2,665
Prepaid expenses and other current assets	(760)	(43)
Accounts payable	(773)	(1,805)
Accrued expenses and other liabilities	(617)	(1,483)
Deferred revenue	(91)	(399)
Accrued facilities impairment charge	(575)	(644)
Accrued other long-term liabilities	730	721

Net cash used in operating activities	(11,073)	(6,573)

Cash Flows from Investing Activities:
Proceeds from disposition of investment	317	158
Proceeds from repayments of notes receivable	421	173
Purchases of property and equipment	(70)	—
Increase in other assets	(35)	(240)
Increase in restricted cash	—	(191)
Proceeds from sale of property and equipment	—	2

Net cash provided by (used in) investing activities	633	(98)

Cash Flows from Financing Activities:
Proceeds from issuance of stock under the employee stock purchase plan	94	360
Payments on long-term obligations	(9)	(9)
Proceeds from exercise of stock options	—	9

Net cash provided by financing activities	85	360

Net Decrease in Cash and Cash Equivalents	(10,355)	(6,311)
Cash and Cash Equivalents, beginning of period	48,268	38,196

Cash and Cash Equivalents, end of period	$37,913	$31,885

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1) Operations and Basis of Presentation

Oscient Pharmaceuticals Corporation (the Company) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (FDA)-approved products in the United States. The Company’s strategy is to grow the sales of its existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. Oscient has developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

Oscient currently markets two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company licenses the rights to ANTARA from Ethypharm S.A. of France (Ethypharm). The Company began promoting ANTARA in late August 2006. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (CAP) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (LG Life Sciences). The Company launched FACTIVE in the U.S. market in September 2004.

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

As shown in the consolidated financial statements, at March 31, 2008, the Company has total cash, cash equivalents and restricted cash balance of approximately $42,111,000, which includes approximately $4,198,000 in restricted cash, and an accumulated deficit of approximately $467,174,000. Based on the Company’s available capital, anticipated cash generated from operations and management’s ability to manage expenses, the Company believes that the cash on hand as of March 31, 2008, is sufficient to fund continuing operations through at least the end of the first quarter of 2009. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures. The Company most likely will need to raise additional capital within the next 12 months through the issuance of debt or equity securities and/or refinance its existing debt. The Company’s ability to raise additional capital, however, will be heavily impacted by, among other factors, the investment market for biopharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs as well as the Company’s progress in meeting its operational and financial objectives, acquiring, licensing or co-promoting an additional product and developing a partnership to advance the Ramoplanin clinical development program. Additional financing may not be available to the Company when needed, or, if available, may not be available on favorable terms. If the Company cannot obtain adequate financing on acceptable terms when such financing is required, the Company’s business will be adversely affected.

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2007 which are included in the Company’s Annual Report on Form 10-K. Such Annual Report on Form 10-K was filed with the Securities and Exchange Commission on February 6, 2008.

(2) Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. ANTARA revenue results are anticipated to be steady throughout the fiscal year. The Company expects demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition (a replacement of SAB No. 101)” (SAB No. 104) and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. The cost of ANTARA and FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Other Revenue

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

On August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg S.A. (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company is recognizing over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of the agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue during 2007. The Company subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. The amendment also provides that the Company can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to the Company after November 30, 2008.

(b) Sales Rebates, Discounts and Incentives

The Company’s sales of ANTARA and FACTIVE in the U.S. are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the product. When the Company delivers its product, the Company reduces the amount of gross revenue recognized from such product sales based primarily on estimates of four categories of discounts and allowances that suggest that all or part of the revenue should not be recognized at the time of the delivery—product returns, cash discounts, rebates, and special promotional programs.

Product Returns

Factors that are considered in the Company’s estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to, and twelve months subsequent to, the expiration date of the product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of March 31, 2008 and December 31, 2007, the Company’s product return reserve was approximately $3,600,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $195,000 and $343,000 respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $3,319,000 and $4,263,000, respectively. Considering the estimates made by the Company, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, the Company has initiated four voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization and actual redemption rates on completed programs by the Company. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2009. As of March 31, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $383,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, the Company initiated a voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on December 31, 2007. In October 2007, the Company initiated another voucher rebated program whereby the Company offered a point-of-sale rebate to retail consumers. This program expires on April 30, 2008. As of March 31, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $1,254,000 and $1,396,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Note 7.

The Company performs ongoing credit evaluations on its customers and collateral is generally not required. As of March 31, 2008 and December 31, 2007, the Company had reserved approximately $35,000 for bad debts related to the sale of ANTARA or FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through March 31, 2008, payments have generally been made in a timely manner and the Company has not written off any customer accounts receivable balances. The Company has not provided a reserve balance related to other non-trade receivables as of March 31, 2008 and December 31, 2007.

The following table represents accounts receivable (in thousands):

	As of March 31, 2008	As of December 31, 2007
Trade, net	$10,561	$14,950
Other, net	64	82

Total	$10,625	$15,032

(d) Restricted Cash

At March 31, 2008 and December 31, 2007, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility, approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility and approximately $68,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Skillman, New Jersey facility. The restrictions related to the South San Francisco facility, the Waltham facility and the Skillman facility expire on February 28, 2011, March 31, 2012 and June 30, 2013, respectively.

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

At March 31, 2008 and December 31, 2007, there was approximately $934,000 and $1,088,000 in ANTARA sample product to be used for ANTARA marketing programs and approximately $892,000 and $655,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of March 31, 2008	As of December 31, 2007
Raw material	$722	$2,846
Work-in-process	3,674	3,022
Finished goods	2,965	3,191

Total	$7,361	$9,059

(f) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive securities which consist of stock options, convertible notes, warrants and unvested restricted stock that are not included in calculating the net loss per share, totaled 20,896,927 and 6,612,480 shares (prior to the application of the treasury stock method) during the three-month periods ended March 31, 2008 and 2007, respectively.

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

(h) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the following: reserves for inventory obsolescence, sales and managed care rebate reserves, reserves pertaining to special promotional programs, product returns reserves and the useful lives and expected future cash flows for intangible assets.

(i) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash, cash equivalents and accounts receivable, approximates the carrying values of these instruments.

In connection with financing the acquisition of ANTARA, the Company recognized an embedded derivative instrument related to a put/call liability. In connection with the convertible debt exchange, the Company recognized an embedded derivative instrument related to an interest make-whole provision. Both are recognized in the accompanying consolidated financial statements at fair value and are recorded as other long-term liabilities in the accompanying consolidated balance sheets. Changes in fair value are recorded in the accompanying consolidated statements of operations. See Note 4.

(j) Comprehensive Loss

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three-month periods ended March 31, 2008 and 2007, the net loss is equal to the comprehensive loss.

(k) Long-Lived Assets

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

During 2007, events and circumstances, primarily a reduction in projected long term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered and therefore the assets are not impaired. As a result of the reduction of the projected long term cash flows at the end of 2007, the Company reviewed and updated its cash flow projections as of March 31, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. The Company’s estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy its minimum requirements under the agreement with the licensor, LG Life Science.

The Company also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS No. 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. The Company performs an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because the Company has a single operating segment, which is its sole reporting unit, the Company performs this test by comparing the fair value of the entity as measured by the quoted market price of its common stock with its book value, including goodwill, which at present is a deficit. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded.

As of March 31, 2008, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

(l) Stock-Based Compensation

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

(m) Income Taxes

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

In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the Interpretation) (FIN 48), the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

The Company’s income tax expense of approximately $105,000 and $108,000 for the three-month periods ending March 31, 2008 and 2007, respectively, is comprised of deferred federal and state taxes which relates to the tax effects of the Company’s indefinite lived intangible that cannot be offset against the Company’s deferred tax assets.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

(n) Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is in the process of studying the impact of this standard on the Company’s financial accounting and reporting.

Business Combinations

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of the Company’s adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that the Company consummates on or after January 1, 2009.

Accounting for Collaborative Arrangements

In November 2007, the EITF issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer” EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EIFT No. 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

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

The following table summarizes the liability activity related to the Genesoft acquisition during the three-month period ended March 31, 2008 (in thousands):

	Balance at December 31, 2007	Cash Payments	Interest Accretion	Balance at March 31, 2008
Assumed facility lease liability	$10,959	$(575)	$107	$10,491

(4) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company adopted SFAS No. 157 on January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•

Level 1 – Relates to observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 – Relates to other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

•

Level 3 –Relates to unobservable inputs used when little or no market data is available and require the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The primary objective of the Company’s investment activities is to preserve principal and fulfill liquidity needs while at the same time maximizing the income the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains the majority of its portfolio of cash equivalents in money market funds to maximize investment income and minimize investment risk. As of March 31, 2008, the Company believes that its cash equivalents reflect the carrying value which is not subject to any loss or write-down.

As of March 31, 2008, the Company’s cash equivalents were classified as level 1 assets where inputs are quoted in active markets for identical assets or liabilities that the Company has the ability to access the measurement date. An active market for the Company’s cash equivalents is available in which transactions for the asset occur with sufficient frequency and volume which provide pricing information on an ongoing basis.

For derivative liabilities that use Level 2 inputs, the Company utilizes information obtained directly from observable market inputs which include the Company’s stock price, volatility, market value of debt and risk free interest rate. For derivative liabilities that use Level 3 inputs, the Company developed its own assumptions and decision point related to a put/call premium that does not have any observable inputs or available market data to support the fair value.

The following table represents, by level within the fair value hierarchy, a summary of the fair market value of assets and liabilities the Company held as of March 31, 2008 (in thousands):

March 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$35,828	$—	$—	$35,828

Liabilities:
Derivative Liabilities	$—	$153,000	$944,000	$1,097,000

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at January 1, 2008	$986,000
Gain reported in statement of operations	42,000

Balance at March 31, 2008	$944,000

(5) Stockholder’s Equity

Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and authorized 500,000 shares of Common Stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of March 31, 2008, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of March 31, 2008, 1,695,372 shares were authorized and 105,759 shares were available for future issuance under the 2001 Incentive Plan and 500,000 shares were authorized and 97,285 shares were available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock. The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. As of March 31, 2008, 431,250 shares were authorized and 77,103 shares were available for future issuance under this plan.

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

Stock compensation expense recorded in the three-month periods ended March 31, 2008 and 2007 was $578,000 and $702,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of March 31, 2008, the Company estimates there is approximately $3,435,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.46 years. The Company expects approximately 866,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(6) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. The fair value of the Company’s cash equivalents is determined based on market value. At March 31, 2008 and December 31, 2007, cash and cash equivalents totaled $37,913,000 and $48,268,000, respectively.

(7) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
3.5% Senior convertible promissory notes	$182,557	$179,508
3 1/2% Senior convertible promissory notes	829	829
5% Convertible promissory notes	13,300	13,300
Revenue interest assignment	40,589	39,129
12% Senior secured note	20,000	20,000
Capital lease	122	131

	257,397	252,897
Less—short term obligations	13,337	38

	$244,060	$252,859

(a) Debt Obligations

On February 6, 2004, in connection with its merger with Genesoft, the Company issued approximately $22,310,000 in principal amount of its 5% convertible five year promissory notes due February 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at March 31, 2008 which have been classified as short-term obligations on the accompanying consolidated balance sheets. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006.

On June 26, 2004, the Company issued $152,750,000 in principal amount of its 3  1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at March 31, 2008. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which the Company effectuated in November 2006. The Company may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

In May 2007, the Company completed (i) an exchange offer with certain holders of the Original 2011 Notes in which the Company exchanged $151,921,000 aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 (the “New Notes”) for $151,921,000 aggregate principal amount of its then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which the Company exchanged approximately $10,574,000 aggregate principal and accrued interest amounts of its then outstanding 2009 Notes for approximately $13,746,000 aggregate principal amount of the New Notes. The Company also issued an additional $60,000,000 of New Notes to the public for cash at a public offering price of 77.5% of principal, resulting in $46,500,000 in gross proceeds to the Company.

The New Notes are initially convertible into approximately 16,718,000 common shares at a conversion rate of 74.074 shares of the Company’s common stock per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $13.50 per share. The New Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the New Notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the New Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of the Company’s common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) the Company’s common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

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

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of March 31, 2008, the fair value of the derivative is approximately $153,000 which reflects a change in the fair value of approximately $130,000 which is included as loss on derivative in the accompanying consolidated statements of operations.

For the three-month period ended March 31, 2008, the Company incurred approximately $2,149,000 in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized approximately $3,095,000 as non-cash interest expense related to the accretion of the bond discount and approximately $389,000 in new debt issuance costs.

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

Revenue Interests Assignment Agreement

The Company and Guardian II entered into the Revenue Interests Assignment Agreement (the “Revenue Agreement”), pursuant to which the Company sold to Paul Capital the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE starts each fiscal year as a high single-digit royalty rate and declines to a low single-digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40,000,000 in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company imputes interest expense associated with this liability using the effective interest rate method and has recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 19.97%. The Company recorded approximately $1,908,000 in interest expense related to this agreement in the three-month period ended March 31, 2008. Through March 31, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call

Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of March 31, 2008, the fair value of the derivative is approximately $944,000 which reflects a change in the fair value of approximately $42,000 which has been recorded as a gain on derivative in the accompanying consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note shall become immediately due and payable. From inception of the Note Purchase Agreement, the Company exercised its option to add interest expense payable to the principal of the Note. As of March 31, 2008, the amount added to the principal was approximately $2,015,000. This amount is recorded as other long-term liabilities on the accompanying consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, the Company has agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would have a material adverse effect on Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of

Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of March 31, 2008. The Company agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to its Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to its Board of Directors by its shareholders. The director designated by Paul Capital shall resign and the Company shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of the Company’s Common Stock or securities convertible into its Common Stock; (2) if the Company owes Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by the Company under the terms of the Revenue Agreement first exceed 250% of the consideration paid to the Company by Paul Capital; or (4) if the amounts due by the Company pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to the Company’s Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of the Company’s Board of Directors in a nonvoting observer capacity.

The following table presents future maturities of debt (in thousands):

Year-Ending December 31,
2008	$29
2009	13,338
2010	20,038
2011	183,403
2012	—
Thereafter	40,589

Total	$257,397

(8) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed certain obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. During the term of the agreement, the Company is obligated to pay Ethypharm a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver API to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

(9) Supply Agreement for FACTIVE

The Company licenses from LG Life Sciences the right to develop and commercialize gemifloxacin (FACTIVE) tablets, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether the Company obtains patent extensions and the timing of its commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of its anticipated commercial requirements for the FACTIVE active pharmaceutical ingredient (API). LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires the Company to achieve minimum gross sales level of $30 million from its licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008, which if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting of clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in its territory.

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

We have incurred significant operating losses in the past. As of March 31, 2008, we had an accumulated deficit of approximately $467.2 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

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

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (Reliant) for $78 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA. Under the terms of one of the licenses we assumed related to ANTARA, we are obligated to make certain royalty payments on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. Under the terms of our acquisition of ANTARA we were also assigned rights to an exclusive license from Ethypharm S.A. (Ethypharm). Pursuant to the Ethypharm license, in order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively compensate Ethypharm for any shortfall. As of March 31, 2008, we recorded approximately $605,000 related to the minimum royalty obligation to Ethypharm. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver active pharmaceutical ingredient (API) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the New Drug Application, or NDA and the Investigational New Drug application, or IND, covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. We also assumed certain of Reliant’s liabilities relating to the ANTARA products.

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

The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

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

On March 31, 2005, we amended our license and option agreement with LG Life Sciences which included a payment and additional milestones as well as a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement. We further amended our agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada (which payments were made to LG Life Science in February 2006 and August 2006, respectively) as well as upon receipt of regulatory approval of FACTIVE in each of such countries. Additionally, on December 27, 2006, we amended our agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and to provide for a reduction in the supply price for the API for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires us to pay LG Life Sciences a portion of any milestone or license fee payments we receive from our European partner.

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

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union. Oscient has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee. Menarini recently submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis.

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

Critical Accounting Policies & Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 which are included in our Annual Report on Form 10-K. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies include the following:

Revenue Recognition

Our principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. ANTARA revenue results are anticipated to be steady throughout our fiscal year. We expect demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which range from 18 months to 33 months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured, if we have completed our remaining obligations under the arrangement. If we have further obligations, milestone payments are recognized as revenue if we have sufficient evidence of fair value for our remaining obligations otherwise the milestone payment is recognized as revenue over the remaining performance period. Incremental direct costs associated with sublicense agreements are expensed in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in our estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to, and twelve months subsequent to, the expiration date of our product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of March 31, 2008 and December 31, 2007, our product return reserve was approximately $3,600,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $195,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of March 31, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $3,319,000 and $4,263,000, respectively. Considering the estimates made by us, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, we have initiated four voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to us by a third party claims processing organization and actual redemption rates on our similar completed programs. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2009. As of March 31, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $383,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, we initiated a voucher rebate program whereby we offered a point-of-sale rebate to retail consumers. This program expired on December 31, 2007. In October 2007, we initiated another voucher rebated program whereby we offered a point-of-sale rebate to retail consumers. This program expires on April 30, 2008. As of March 31, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $1,254,000 and $1,396,000, respectively.

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

During 2007, events and circumstances, primarily a reduction in projected long term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, our estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered and therefore the assets are not impaired. As a result of the reduction of the projected long term cash flows at the end of 2007, we reviewed and updated our cash flow projections as of March 31, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. Our estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy our minimum requirements under the agreement with the licensor, LG Life Science.

We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS No. 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. We perform an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment, which is our sole reporting unit, we perform this test by comparing the fair value of the entity as measured by the quoted market price of our common stock with our book value, including goodwill, which at present is a deficit. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded.

As of March 31, 2008, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the three-month period ended March 31, 2008 ranged from 5.55 to 6.17 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the three-month period ended March 31, 2008 was between 60.86% and 62.07%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the three-month period ended March 31, 2008 was between 3.00% and 3.15%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 21.39% to all unvested options as of March 31, 2008. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the three-month periods ended March 31, 2008 and 2007 was $578,000 and $702,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of March 31, 2008, we estimate there is approximately $3,435,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.46 years. We expect approximately 822,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008. We are currently in the process of studying the impact of this standard on our financial accounting and reporting.

Business Combinations

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

Accounting for Collaborative Arrangements

In November 2007, EITF issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of EIFT No. 07-01, but do not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

Results of operations

Three-Month Period Ended March 31, 2008 and March 31, 2007

Revenues

Total revenues decreased 21% to approximately $18,366,000 for the three-month period ended March 31, 2008 from approximately $23,199,000 for the three-month period ended March 31, 2007.

Product sales decreased 17% to approximately $18,269,000 for the three-month period ended March 31, 2008 from approximately $22,043,000 for the three-month period ended March 31, 2007 due to lower volume of FACTIVE shipments during the quarter of approximately $3,749,000 along with higher returns of FACTIVE of approximately $327,000 as a result in the shift of product demand from seven-day course of treatment to five-day course of treatment during the first quarter of 2008 offset by a slight increase in shipments in ANTARA capsules of approximately $302,000.

Other revenues decreased 92% to approximately $97,000 for the three-month period ended March 31, 2008 from approximately $1,156,000 for the three-month period ended March 31, 2007. In the three-month period ended March 31,2007, other revenue included revenues from the milestone payment from Abbott Canada as a result of obtaining regulatory approval for the fill-finish of FACTIVE drug production for Canada and amortization of upfront license fees received from each of Pfizer Mexico and Menarini, both of which took place in the first quarter of 2007. These revenues did not recur in the three-month period ended March 31, 2008. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 2% to approximately $32,001,000 for the three-month period ended March 31, 2008 from approximately $31,273,000 for the three-month period ended March 31, 2007.

Cost of product sales decreased 20% to approximately $7,016,000 for the three-month period ended March 31, 2008 from approximately $8,754,000 for the three-month period ended March 31, 2007 due to decreased shipments of FACTIVE tablets during the first quarter of 2008. Our overall gross product margin at March 31, 2008 and 2007, including amortization of intangible assets was 62% and 60%, respectively. The increase in margin is the result of a slight increase in shipment of ANTARA capsules which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $1,192,000 of amortization of intangibles assets associated with FACTIVE for each of the three-month periods ended March 31, 2008 and 2007, respectively, as well as approximately $1,085,000 of amortization of intangible assets associated with ANTARA for each of the three-month periods ended March 31, 2008 and 2007, respectively.

Research and development expenses decreased 11% to approximately $1,343,000 for the three-month period ended March 31, 2008 from approximately $1,505,000 for the three-month period ended March 31, 2007. Research and development expenses primarily consist of salaries and related expenses for personnel as well as the cost of materials used in research and development. Other research and development expenses include fees paid to consultants and outside service providers. The decrease is due to the completion of enrollment in the FACTIVE post-marketing study in February 2007. As of March 31, 2008, there was no clinical trial accrual balance remaining and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 13% to approximately $19,752,000 for the three-month period ended March 31, 2008 from approximately $17,455,000 for the three-month period ended March 31, 2007. This increase was a result of increased costs associated with travel and meeting expenses of approximately $1,235,000 and higher publication and media related costs of approximately $429,000 related to the promotion of ANTARA and FACTIVE as well as other selling and marketing expenses of approximately $167,000. Additionally, the increase was due to higher sample expense of approximately $288,000 due to the promotion of FACTIVE during the winter season along with costs associated with regional and national sales and training programs of approximately $988,000. These increases were offset by decreased costs associated with the utilization of a contracted third party sales organization of approximately $810,000.

General and administrative expenses increased 9% to approximately $3,890,000 for the three-month period ended March 31, 2008 from approximately $3,559,000 for the three-month period ended March 31, 2007. The increase is a result of an increase in consulting costs associated with business development activities of approximately $333,000 and an increase in other general and administrative expenses of approximately $77,000, offset by a decrease in stock-based compensation expense of approximately $79,000.

Other Income and Expense

Interest income decreased 27% to approximately $356,000 for the three-month period ended March 31, 2008 from approximately $491,000 for the three-month period ended March 31, 2007 reflecting lower cash balances and lower interest rate yields from investments during the quarter ended March 31, 2008.

Interest expense significantly increased 86% to approximately $8,314,000 for the three-month period ended March 31, 2008 from approximately $4,478,000 for the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, interest expense primarily consisted of the following:

3.50% Senior convertible promissory notes	$1,940
Accretion of bond discount	3,095
5% Convertible promissory notes	201
Revenue interest assignment	1,908
12% Senior secured note	641
Amortization of deferred financing costs	389
Other	140

$8,314

Loss on derivatives related to convertible notes was approximately $44,000 for the three-month period ended March 31, 2008. This loss consists of a non-cash loss resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $86,000 offset by approximately $42,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

For the three-month period ended March 31, 2008, we recorded a gain on the disposition of investment of approximately $317,000 related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements, product discovery alliances, and the sale of ANTARA capsules and FACTIVE tablets.

As of March 31, 2008, we had total cash, cash equivalents, and restricted cash of approximately $42,111,000, which includes approximately $4,198,000 in restricted cash. We believe that based on our available capital, anticipated cash generated from operations and our ability to manage expenses, the cash on hand as of March 31, 2008, is sufficient to fund continuing operations through at least the end of the first quarter of 2009. We most likely will need to raise additional capital within the next 12 months through the issuance of debt or equity securities and/or refinance our existing debt. There is no assurance, however, that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures.

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

Cash Flows

Our operating activities used cash of approximately $11,073,000 and $6,573,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

Cash used in our operating activities for three-month period ended March 31, 2008 was primarily a result of our net loss of approximately $21,417,000, decreases in accounts payable of approximately $773,000 as a result of timing of vendor payments, decreases in accrued expenses and other liabilities of approximately $617,000 related to timing of vendor invoices, decreases in accrued facilities impairment charges of approximately $575,000 related to our west coast facility, decreases in deferred revenue of approximately $91,000 as a result of recognizing Pfizer Mexico revenues upon achievement of milestones in 2007, increases in prepaid expenses and other current assets of approximately $760,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction, as well as a gain on disposition of investment of approximately $317,000.

These uses of cash were partially offset by decreases in accounts receivable of approximately $4,407,000 resulting from higher collections on customer balances as of March 31, 2008, decreases in inventory of approximately $1,478,000 resulting from shipments of ANTARA and FACTIVE as well as tighter inventory management controls, and increases in accrued other long term liabilities of approximately $730,000 primarily resulting from the accrual of interest on the $20,000,000 Note Purchase Agreement with Paul Capital. Additional offsets to uses of cash include non-cash depreciation and amortization expenses of approximately $2,404,000, stock-based compensation of approximately $578,000, provision for excess and obsolete inventories of approximately $220,000, loss on derivatives of approximately $44,000 as well as non-cash interest expenses of approximately $3,616,000.

Cash used in our operating activities for three-month period ended March 31, 2007 was primarily a result of our net loss of approximately $11,962,000, decreases in accounts payable of approximately $1,805,000 as a result of timing of vendor payments, decreases in accrued expenses and other liabilities of approximately $1,483,000 related to timing of vendor invoices, decreases in accruals established in purchase accounting related to the acquisition of ANTARA and decreases in accrued payroll as a result of the timing of the end of the quarter, decreases in accrued facilities impairment charges of approximately $644,000 related to our west coast facility, decreases in deferred revenue of approximately $399,000 as a result of recognizing Pfizer Mexico and Abbott Canada revenues upon achievement of milestones, and increases in prepaid expenses and other current assets of approximately $43,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction, as well as a gain on disposition of investment of approximately $158,000.

These uses of cash were partially offset by increases in accrued other long-term liabilities of approximately $721,000 resulting from the accrual of interest on the $22,310,000 convertible debt due February 2009, decreases in accounts receivable of approximately $2,864,000 resulting from higher collections on customer balances including the receipt of $1.0 million from Menarini related to the FACTIVE European transaction, decreases in inventory of approximately $2,665,000 resulting from sales of FACTIVE during its peak season of December through March. Additional offsets to uses of cash include non-cash depreciation and amortization expenses of approximately $2,489,000, stock-based compensation of approximately $702,000, provision for excess and obsolete inventories of approximately $130,000, as well as non-cash interest expenses of approximately $350,000.

Our investing activities provided cash of approximately $633,000 for the three-month period ended March 31, 2008 and used cash of approximately $98,000 for the three-month period ended March 31, 2007, respectively. Cash provided by our investing activities for the three-month period ended March 31, 2008 was primarily related to proceeds from repayment of notes receivable of approximately $421,000 and proceeds from the disposition of investment of approximately $317,000 offset by purchases of property and equipment of approximately $70,000 and increases in other assets of approximately $35,000

Cash used by our investing activities for the three-month period ended March 31, 2007 was primarily related to an increase in other assets of approximately $240,000 and an increase of approximately $191,000 in restricted cash offset by proceeds from repayment of notes receivable of approximately $173,000 and proceeds from the disposition of investment of approximately $158,000.

Our financing activities provided cash of approximately $85,000 and $360,000 for the three-month periods ended March 31, 2008 and 2007, respectively. Cash provided by our financing activities for the three-month period ended March 31, 2008 was primarily due to proceeds from the issuance of 73,533 shares of stock under the employee stock purchase plan of approximately $94,000 offset by payments on long-term obligation of approximately $9,000.

Cash provided by our financing activities for the three-month period ended March 31, 2007 was primarily due to proceeds from exercise of 2,769 stock options of approximately $9,000 and proceeds from the issuance of 83,642 shares of stock under the employee stock purchase plan of approximately $360,000 offset by payments on long-term obligation of approximately $9,000.

At December 31, 2007, we had net operating loss carryforwards of approximately $457,708,000 and $319,468,000 available to reduce federal and state taxable income, if any, respectively. The net operating loss and tax credit carryforwards expire in 2008 through 2026. In addition, we also had tax research credit carryforwards of approximately $17,343,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. This potential limitation may result in the expiration of some of our carryforwards prior to utilization. Additionally, certain of our losses have already begun to expire.

Our Outstanding Debt Obligations and Equity Financings

On February 6, 2004, in connection with our merger with Genesoft, we issued approximately $22,310,000 in principal amount of our 5% convertible five year promissory notes due February 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at March 31, 2008 which have been classified as short-term obligations on the consolidated balance sheets. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006.

On June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at March 31, 2008. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the outstanding Original 2011 Notes at our election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

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

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of March 31, 2008, the fair value of the derivative is approximately $153,000 which reflects a change in the fair value of approximately $130,000 which is included as a loss on derivative in the consolidated statements of operations.

For the three-month period ended March 31, 2008, we incurred approximately $2,149,000 in interest expense on our convertible debt, which is payable on a semi-annual basis. Additionally, we amortized approximately $3,095,000 as non-cash interest expense related to the accretion of the bond discount and approximately $389,000 in new debt issuance costs.

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

Under the Revenue Interests Assignment Agreement (the “Revenue Agreement”), we sold to Paul Capital the right to receive specified royalties on our net sales in the United States (and the net sales of our affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its respective affiliates and licensees) of the ANTARA capsules, in each case until December 31,

2016. The royalty payable to Paul Capital on net sales of ANTARA capsules and FACTIVE tablets starts each fiscal year as a high single-digit royalty rate and could decline to a low single-digit royalty rate based on achievement of annual specified sales thresholds in each fiscal year. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40,000,000 in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). We impute interest expense associated with this liability using the effective interest rate method and have recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. We currently estimate that the imputed interest rate associated with this liability will be approximately 19.97%. We recorded approximately $1,908,000 in interest expense related to this agreement in the three-month period ended March 31, 2008. Through March 31, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a specified rate of return (the “Put/Call Price”). Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of March 31, 2008, the fair value of the derivative is approximately $944,000 which reflects a change in the fair value of approximately $42,000 which has been recorded as a gain on derivative in the consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, Oscient and Guardian II may at our option prepay all or any part of the Note at a premium which declines over time. In the event of an event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. From inception of the Note Purchase

Agreement, we exercised our option to add interest expense payable to the principal of the Note. As of March 31, 2008, the amount added to the principal was approximately $2,015,000. This amount is recorded as other long-term liabilities on the consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, Oscient and Guardian II have agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

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

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, or the Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of March 31, 2008. We agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a nonvoting observer capacity.

Contractual Obligations

For the three-month period ended March 31, 2008, there were no material changes to our contractual obligations outside the ordinary course of business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”, each included in our Form 10-K for the year ended December 31, 2007. There have been no material changes in information affecting our market risk since the end of the fiscal year ended December 31, 2007. Our Annual Report on Form 10-K was filed with the Securities and Exchange Commission on February 6, 2008.

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

We have a history of significant operating losses and expect losses to continue for some time. We expect to continue to have net losses in the near future and we had an accumulated deficit of approximately $467,174,000 as of March 31, 2008. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of ANTARA and FACTIVE, sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

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

ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity, or CAP, and acute bacterial exacerbations of chronic bronchitis, or AECB. The commercial success of ANTARA and FACTIVE will depend upon their continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to other products used, or currently being developed, to treat CAP and AECB, in the case of FACTIVE tablets, or hypercholesterolemia and hypertriglyceridemia, in the case of ANTARA capsules. In addition, if concerns should arise about the safety or efficacy of our products, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. Furthermore, regulatory authorities may withdraw the approval of our products, or require the addition of restrictive safety labeling statements, to our products. Any of these events could prevent us from achieving or maintaining market acceptance of the product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from its sale. If ANTARA and FACTIVE are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire.

The intellectual property rights of pharmaceutical companies, including us, are generally uncertain and involve complex legal, scientific and factual questions. Our success in developing and commercializing pharmaceutical products may depend, in part, on our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights. There has been substantial litigation regarding patents and other intellectual property rights in the pharmaceutical industry. For example, third parties seeking to market generic versions of branded pharmaceutical products often file an Abbreviated New Drug Application (“ANDA”) with the FDA, wherein such ANDA contains a certification by the applicant that the patents protecting the branded pharmaceutical product are invalid, unenforceable and/or not infringed, a so-called Paragraph IV certification. As described under, “Our products and product candidates face significant competition in the marketplace,” Teva recently filed such an ANDA containing a Paragraph IV certification with the FDA seeking the approval of a generic version of Tricor® 145 mg. If such a filing is made referencing either ANTARA or FACTIVE, we may need to defend and/or assert our patents, including filing lawsuits alleging patent infringement, which would be extremely costly to us. If we were unsuccessful in such a proceeding and the FDA approved a generic version of any one or both of our products, such an outcome would have a material adverse effect on our business.

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

We have a substantial level of debt. As of March 31, 2008, we had approximately $310.1 million of indebtedness outstanding (including accrued interest and excluding a bond discount of approximately $43.1 million), which includes approximately $41.6 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $16.3 million of outstanding indebtedness will mature in 2009, approximately $22.0 million of outstanding indebtedness will mature in 2010 or it may be extended at our option to 2012 through issuance of warrants and approximately $230.2 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $40.4 million. The level and nature of our indebtedness, among other things, could:

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

We most likely will need to raise additional funds in the future.

We believe our existing funds, anticipated cash generated from operations and our ability to manage expenses should be sufficient to support our current plans through at least the end of the first quarter of 2009. We most likely will need to raise additional capital and/or refinance our existing debt within the next 12 months to fund our operations and/or other potential commercial or development opportunities, to support our sales and marketing activities, and to fund clinical trials and other research and development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for pharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Future fundraising could dilute the ownership interests of our shareholders.

In order to raise additional funds, we may issue equity or convertible debt securities in the future. Depending upon the market price of our shares at the time of any transaction, we may be required to sell a significant percentage of the authorized and unissued shares of our common stock in order to fund our operating plans, potentially requiring a shareholder vote. In addition, we may have to sell securities at a discount to the prevailing market price, resulting in further dilution to our shareholders.

We need to continue to develop marketing and sales capabilities to successfully commercialize ANTARA capsules, FACTIVE tablets and our other product candidates.

ANTARA capsules and FACTIVE tablets are the first two FDA-approved products which we license and promote. To date, we still have limited marketing and sales experience. The continued development of these marketing and sales capabilities, including any expansion of our sales force, will require significant expenditures, management resources and time. Failure to establish sufficient sales and marketing capabilities in a timely and regulatory compliant manner may adversely affect our ability to continue to grow the ANTARA and FACTIVE brands and related product sales.

Our products and product candidates face significant competition in the marketplace.

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is

Tricor® 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 91% of U.S. fenofibrate sales for the three-month period ended March 31, 2008. Abbott has announced its development and evaluation of another branded fenofibrate-type product, both as mono and combination therapy.

In addition to Tricor, there are several other branded fenofibrate products which compete with ANTARA. ANTARA also competes with Triglide®, a 160 mg fenofibrate product marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate sales for the three-month period ended March 31, 2008. Additionally, ANTARA competes with Lipofen®, a 150 mg fenofibrate product, which was recently launched and is currently being marketed by ProEthic Pharmaceuticals, Inc. ANTARA also competes with Fenoglide, a 120 mg branded fenofibrate product, which had been filed with the FDA in late 2006 by LifeCycle Pharma referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. LifeCycle Pharma subsequently granted Sciele Pharmaceuticals, which recently launched the product, the rights to market Fenoglide in North America.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 3% of total U.S. sales of fenofibrate sales in the first quarter of 2008. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold). In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an Abbreviated New Drug Application (“ANDA”) with a Paragraph IV certification seeking the approval of a generic version of Tricor 145 mg. If a generic version of Abbott Laboratories’ Tricor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase. There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids, niacin, ezetimibe and fixed-dose combination products.

The growth of any of these competitive branded products, the marketing of generic fenofibrate products or the FDA approval and subsequent marketing of products with similar indications including combination therapy products currently in development, could result in a decrease in ANTARA sales, pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

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

Many generic antibiotics are also currently prescribed to treat these infections. Moreover, a number of the antibiotic products that are competitors of FACTIVE tablets have composition of matter patents which have expired or will expire at dates ranging from 2003 to 2016. As these competitors lose patent protection, their manufacturers will likely decrease their promotional efforts. However, manufacturers of generic drugs will likely begin to produce some of these competing products and this could result in pressure on the price at which we are able to sell FACTIVE tablets and reduce our profit margins.

Ramoplanin

Ramoplanin is in clinical development for the treatment of Clostridium difficile-associated disease (CDAD). We are aware of two products currently utilized in the marketplace for the treatment of this indication: Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product. We are also aware of several companies with products in development for the treatment of CDAD, as well as the potential approval of generic vancomycin.

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

Failure to comply with or changes to the regulatory requirements that are applicable to ANTARA, FACTIVE or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	notice of violation letters regarding promotional and marketing materials and activities;

•	withdrawal of the product from the market;

•	voluntary or mandatory recall of the product;

•	fines against us or our partners;

•	suspension or withdrawal of regulatory approvals for ANTARA, FACTIVE or a product candidate which subsequently receives regulatory approval;

•	suspension or termination of any clinical trials of a product candidate;

•	refusal to permit import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we or our partners submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us or our partners.

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

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by Congress and other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, while we have established a compliance program, we may face enforcement, fines and other penalties, and could receive adverse publicity if this program is found not to be in full compliance with these laws.

In recent years, some states have passed or have proposed laws and regulations obligating pharmaceutical manufacturers and distributors to provide prescription drug pedigrees that are intended to protect the safety of the drug supply channel. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. Also, effective January 1, 2011, California will require the implementation of costly track and trace chain of custody technologies. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with distributors and customers. While we fully intend to comply with these laws, there is uncertainty around the interpretation of the recently passed laws, future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our business.

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

If Ethypharm, LG Life Sciences, Patheon or Catalent Pharma Solutions experiences any significant difficulties in their respective manufacturing processes for our products, including the API or finished product, we could experience significant interruptions in the supply of ANTARA and FACTIVE. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply ANTARA and FACTIVE at required levels. Such an interruption could cause us to incur substantial costs and our ability to generate revenue from ANTARA and FACTIVE may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product manufactured by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted. Due to these regulatory requirements, we could incur substantial expenses and/or experience significant interruptions in the supply of ANTARA and FACTIVE if we decided to transfer the manufacture of our products to one or more suppliers in an effort to deal with such difficulties.

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

Wholesalers, pharmacies and hospitals may not maintain adequate inventory for the distribution for our products.

We sell ANTARA and FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote ANTARA and FACTIVE to these wholesalers, and they do not determine such products prescription demand. However, approximately 90% of our product shipments during the three-month period ended March 31, 2008 was to only three wholesalers. Our ability to commercialize ANTARA and/or FACTIVE will depend, in part, on the extent to which we maintain adequate distribution of ANTARA capsules and FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock ANTARA and FACTIVE, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of ANTARA capsules or FACTIVE tablets, the commercialization of ANTARA and/or FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

If Paul Capital were to exercise its right to cause us to repurchase the right we assigned to it, there can be no assurance that we would have sufficient funds available to pay the put/call price in effect at that time. Even if we have sufficient funds available, we may have to use funds that we planned to use for other purposes and our results of operations and financial condition could be adversely affected. If Paul Capital were to foreclose on the ANTARA assets that secure our obligations to Paul Capital, our results of operations and financial condition could also be adversely affected. Paul Capital’s right to cause us to repurchase the rights we assigned to it is triggered by, among other things, a change in control, transfer of any of our interests in ANTARA or transfer of all or substantially all of our assets, the existence of that right could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties upon whom we rely to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we will be particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights to Pfizer, S.A. de C.V, Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg S.A. to develop and sell FACTIVE in Mexico, Canada and Europe, respectively. However, we amended our agreement with Abbott Canada on January 31, 2008, whereby Abbott Canada’s development and commercial obligations were substantially reduced.

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

We bear substantial responsibilities under our license agreements for ANTARA and FACTIVE and our sublicense agreements to Pfizer, S.A. de C.V., Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg S.A., and there can be no assurance that we will successfully fulfill our responsibilities.

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

We believe that we are currently in compliance with our obligations under the Ethypharm agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement. As of March 31, 2008, we recorded approximately $605,000 related to a minimum royalty obligation to Ethypharm. Moreover, Ethypharm’s right of first refusal on a divestiture of our rights to ANTARA may adversely affect our ability to effect a change of control or sale of our assets.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance and meet all of our obligations due to the limitations on our resources and the many risks of conducting clinical trials, as described below in “Clinical trials are costly, time consuming and unpredictable, and we have limited experience conducting and managing necessary preclinical and clinical trials for our product candidates” and the challenges inherent in the commercialization of new products as described above in “Our product candidates will face significant competition in the marketplace.”

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

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. Under this agreement, we are obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. In December 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (Menarini), whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under these sublicense and supply agreements but can make no assurances that we will be able to remain in compliance with such responsibilities, which would result in our breach of such agreement.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 57 issued U.S. patents, approximately 56 pending U.S. patent applications, approximately 59 issued foreign patents and approximately 110 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

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

We are highly dependent on the principal members of our senior management and key scientific, sales and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following executive officers: Steven M. Rauscher, President and Chief Executive Officer; Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations; and Philippe M. Maitre, Executive Vice President and Chief Financial Officer. The term of each employment agreement continues until it is terminated by the officer or Oscient.

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

Over the two-year period ending March 31, 2008 the closing price of our common stock as reported on The NASDAQ Global Market ranged from a high of $15.60 to a low of $1.10. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Failure to satisfy The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “OSCI”. In the event that we fail to satisfy any of the listing requirements, our common stock may be put under review or removed from listing on The NASDAQ Global Market.

For example, on August 17, 2007, we were notified by NASDAQ that our common stock was subject to delisting from The NASDAQ Global Market based upon our failure to satisfy the $50 million market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the NASDAQ Marketplace Rules). We requested a hearing before the NASDAQ Listing Qualifications Panel (the “NASDAQ Panel”) and on November 8, 2007, we presented our plan to evidence compliance. The NASDAQ Panel granted our request for continued listing of our securities on The NASDAQ Global Market and on February 7, 2008 we announced that the Company received a determination from The NASDAQ Stock Market indicating that the Company had evidenced full compliance with the requirements for continued listing on The NASDAQ Global Market and that accordingly, the Company’s securities continue to trade on The NASDAQ Global Market.

If we are unable to comply with The NASDAQ Global Market listing requirements in the future, our common stock may be delisted from The NASDAQ Global Market. In the event that we are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for the transfer to or listing on another national exchange, including The NASDAQ Capital Market.

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

The following Oscient-owned or licensed trademarks are used in this Quarterly Report on Form 10-Q: Oscient, Oscient Pharmaceuticals, ANTARA® and FACTIVE ®. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and other countries. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized who also serves in the capacity of principal financial officer.

Oscient Pharmaceuticals Corporation

/s/ PHILIPPE M. MAITRE
Philippe M. Maitre
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

May 9, 2008

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