Form 10-Q
period 2008-06-30
OSCIENT PHARMACEUTICALS CORP
filed 2008-08-11
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	14,217,370 Shares
$0.10 PAR VALUE	Outstanding August 4, 2008

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,555	$48,268
Notes receivable	—	486
Accounts receivable (net of allowance for bad debts of $35 in 2008 and 2007, respectively)	9,890	15,032
Inventories, net	7,522	9,059
Prepaid expenses and other current assets	3,292	2,886

Total current assets	48,259	75,731
Property and Equipment, at cost:
Manufacturing and computer equipment	4,453	4,695
Equipment and furniture	579	564
Leasehold improvements	183	138

	5,215	5,397
Less—Accumulated depreciation	4,542	4,590

	673	807
Restricted cash	4,198	4,198
Other assets	4,842	5,585
Intangible assets, net	106,349	110,903
Goodwill	76,960	76,960

Total Assets	$241,281	$274,184

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term obligations	$13,337	$38
Accounts payable	8,367	10,262
Accrued expenses and other current liabilities	23,836	20,928
Current portion of accrued facilities impairment charge	3,090	2,128
Deferred revenue	364	364

Total current liabilities	48,994	33,720
Long-term liabilities:
Long-term obligations, net of current maturities	247,301	252,859
Noncurrent portion of accrued facilities impairment charge	6,867	8,831
Other long-term liabilities	4,057	7,216
Deferred revenue	91	273

Shareholders’ Deficit:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—14,140 and 13,892 in 2008 and 2007, respectively	1,414	1,389
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and outstanding—none	—	—
Additional paid-in-capital	416,516	415,654
Accumulated deficit	(483,959)	(445,758)

Total shareholders’ deficit	(66,029)	(28,715)

Total Liabilities and Shareholders’ Deficit	$241,281	$274,184

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three-Months Ended June 30, 2008	Three-Months Ended June 30, 2007	Six-Months Ended June 30, 2008	Six-Months Ended June 30, 2007
Revenues (net):
Product sales	$20,193	$15,762	$38,461	$37,805
Other revenues	92	151	190	1,307

Total net revenues	20,285	15,913	38,651	39,112
Costs and expenses:
Cost of product sales (1)	6,348	6,591	13,363	15,345
Research and development (1)	521	1,292	1,864	2,797
Selling and marketing (1)	18,190	14,348	37,942	31,803
General and administrative (1)	3,936	2,914	7,826	6,473

Total costs and expenses	28,995	25,145	60,995	56,418

Loss from operations	(8,710)	(9,232)	(22,344)	(17,306)
Other (expense) income:
Interest income	147	720	503	1,210
Interest expense	(8,373)	(6,369)	(16,687)	(10,847)
Gain on disposition of investment	96	—	412	158
Gain on exchange of convertible notes	—	30,824	—	30,824
Gain on derivative related to long-term debt	158	394	115	394
Other income	2	48	10	97

Net other (expense) income	(7,970)	25,617	(15,647)	21,836

(Loss) income before income tax	(16,680)	16,385	(37,991)	4,530
Provision for income tax	(105)	(108)	(210)	(215)

Net (loss) income	$(16,785)	$16,277	$(38,201)	$4,315

Net (loss) income per common share: basic	$(1.20)	$1.20	$(2.73)	$0.32

Net (loss) income per common share: diluted	$(1.20)	$0.62	$(2.73)	$0.32

Weighted average common shares outstanding: basic	13,969,639	13,587,513	13,969,690	13,584,582

Weighted average common shares outstanding: diluted	13,969,639	26,051,143	13,967,690	13,589,780

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$44	$10	$31	$14
Research and development	$(7)	$78	$2	$78
Selling and marketing	$(151)	$147	$129	$466
General and administrative	$327	$441	$630	$821

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six-Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net (loss) income	$(38,201)	$4,315
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,775	4,966
Provision for excess and obsolete inventories	338	142
Recovery of bad debts	—	(172)
Non-cash interest expense	7,227	2,761
Gain on exchange of convertible notes	—	(30,824)
Gain on change in fair value of derivatives	(115)	(394)
Gain on disposition of investment	(412)	(158)
Stock based compensation	792	1,379
Changes in operating assets and liabilities:
Accounts receivable	5,142	3,268
Inventories	1,199	2,812
Prepaid expenses and other current assets	(406)	(388)
Accounts payable	(1,895)	(2,119)
Accrued expenses and other liabilities	90	(1,942)
Deferred revenue	(182)	(25)
Accrued facilities impairment charge	(1,213)	(1,346)
Accrued other long-term liabilities	1,296	1,387

Net cash used in operating activities	(21,565)	(16,338)

Cash Flows from Investing Activities:
Proceeds from disposition of investment	412	158
Proceeds from repayments of notes receivable	486	409
Purchases of property and equipment	(87)	(8)
Increase in other assets	(35)	(1,171)
Decrease in restricted cash	—	2,482
Proceeds from sale of property and equipment	—	3

Net cash provided by investing activities	776	1,873

Cash Flows from Financing Activities:
Proceeds from issuance of 3.5% Convertible Senior Notes, net of issuance costs	—	41,524
Proceeds from issuance of stock under the employee stock purchase plan	94	360
Payments on long-term obligations	(18)	(28)
Proceeds from exercise of stock options	—	17

Net cash provided by financing activities	76	41,873

Net (Decrease) Increase in Cash and Cash Equivalents	(20,713)	27,408
Cash and Cash Equivalents, beginning of period	48,268	38,196

Cash and Cash Equivalents, end of period	$27,555	$65,604

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

(1) Operations and Basis of Presentation

Oscient Pharmaceuticals Corporation (the “Company”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (FDA)-approved products in the United States. The Company’s strategy is to grow the sales of its existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. Oscient has developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

Oscient currently markets two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company licenses the rights to ANTARA from Ethypharm S.A. of France (“Ethypharm”). The Company began promoting ANTARA in late August 2006. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (“LG Life Sciences”). The Company launched FACTIVE in the U.S. market in September 2004.

As shown in the consolidated financial statements, at June 30, 2008, the Company had total cash, cash equivalents, and restricted cash of approximately $31,753,000, which includes approximately $4,198,000 in restricted cash, and an accumulated deficit of approximately $483,959,000. The Company believes that based on its available capital, anticipated cash generated from operations and its ability to manage expenses, the cash on hand as of June 30, 2008, is sufficient to fund continuing operations for the next six to seven months. The Company will need to raise additional capital through the issuance of debt or equity securities and/or refinance its existing debt. The Company’s principal liquidity needs are to meet its working capital requirements and operating expenses, re-pay its outstanding debt obligations, including payment of the $16.5 million of principal and accrued interest outstanding at June 30, 2008 on the 2009 Notes which is due February 6, 2009. The Company cannot guarantee that financing sources will be available on favorable terms or at all and/or that it will be able to refinance its existing debt. If the Company is unable to refinance its debt or raise sufficient additional capital in a timely manner, the Company may have to scale back its operations or take other measures to significantly reduce expenses which would have a material adverse effect on its business.

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

(a) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. ANTARA revenue results are anticipated to be non-seasonal, although the wholesaler buying patterns tend to increase toward the end of the fiscal year. The Company expects demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg S.A. (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company is recognizing over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott Laboratories, began the promotion of FACTIVE in Canada. In connection with the terms of the agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue during 2007. The Company subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. The amendment also provides that the Company can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to the Company after November 30, 2008.

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

Product Returns

Factors that are considered in the Company’s estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to, and twelve months subsequent to, the expiration date of the product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of June 30, 2008 and December 31, 2007, the Company’s product return reserve was approximately $3,543,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $221,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $4,289,000 and $4,263,000, respectively. Considering the estimates made by the Company, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, the Company has initiated four voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs and actual redemption rates on completed programs by the Company. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of June 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $768,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In October 2007, the Company initiated a voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on April 30, 2008. In April 2008, the Company initiated another voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expires on October 15, 2008. As of June 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $390,000 and $1,396,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consist of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (Guardian II) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (Paul Capital), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Note 7.

The Company performs ongoing credit evaluations on its customers and collateral is generally not required. As of June 30, 2008 and December 31, 2007, the Company had reserved approximately $35,000 for bad debts related to the sale of ANTARA or FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through June 30, 2008, payments have generally been made in a timely manner and the Company has not written off any customer accounts receivable balances. The Company has not provided a reserve balance related to other non-trade receivables as of June 30, 2008 and December 31, 2007.

The following table represents accounts receivable (in thousands):

	As of June 30, 2008	As of December 31, 2007
Trade, net	$9,539	$14,950
Other, net	351	82

Total	$9,890	$15,032

(d) Restricted Cash

At June 30, 2008 and December 31, 2007, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility, approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility and approximately $68,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Skillman, New Jersey facility. The restrictions related to the South San Francisco facility, the Waltham facility and the Skillman facility expire on February 28, 2011, March 31, 2012 and June 30, 2013, respectively.

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

At June 30, 2008 and December 31, 2007, there was approximately $524,000 and $1,088,000 in ANTARA sample product to be used for ANTARA marketing programs and approximately $1,070,000 and $655,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of June 30, 2008	As of December 31, 2007
Raw material	$1,790	$2,846
Work-in-process	2,526	3,022
Finished goods	3,206	3,191

Total	$7,522	$9,059

(f) Net (Loss) Income Per Share

Basic net (loss) income per share was determined by dividing net (loss) income by the weighted average shares outstanding during the period. Diluted net income per share in 2007 was determined by dividing the net income by the weighted average shares outstanding, adjusted for the effect of potential outstanding shares, during the period. Anti-dilutive securities which consist of stock options, securities sold under the Company’s employee stock purchase plan, convertible notes, warrants and unvested restricted stock that are not included in calculating the net loss per share, totaled 21,005,547 shares (prior to the application of the treasury stock method) during the three and six month periods ended June 30, 2008.

The following outstanding securities were considered in the computation of diluted net income per share for the three and six month periods ended June 30, 2007. Those securities that were anti-dilutive were not included in the computation of diluted net income per share:

Options for common shares	1,390,575
Warrants for common shares	1,851,983
Convertible notes, as if converted	17,029,156

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands, except share data) in 2007:

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

(g) Single Source Suppliers

FACTIVE

The Company currently obtains the active pharmaceutical ingredient (API) for its commercial requirements for FACTIVE from LG Life Sciences. The Company purchases the API pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the API from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

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

(j) Comprehensive (Loss) Income

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive (loss) income on an annual and interim basis. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six month periods ended June 30, 2008 and 2007, the net loss is equal to the comprehensive (loss) income.

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

During 2007, events and circumstances, primarily a reduction in projected long term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and therefore the assets were not impaired. The Company reviewed its cash flow projections as of June 30, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. The Company’s estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy its minimum requirements under the agreement with the licensor, LG Life Science.

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

As of June 30, 2008, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

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

In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the Interpretation) (FIN 48), the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

The Company’s income tax expense of approximately $210,000 and $215,000 for the six-month periods ending June 30, 2008 and 2007, respectively, is comprised of deferred federal and state taxes which relates to the tax effects of the Company’s indefinite lived intangible that cannot be offset against the Company’s deferred tax assets.

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

Business Combinations

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of the Company’s adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that it consummates on or after January 1, 2009.

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

Accounting for Convertible Debt Instruments that may be Settled Upon Conversion

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, FSP ABP 14-1 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of FSP APB 14-1, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

(3) Restructuring Plans

At the time of acquisition of GeneSoft Pharmaceuticals (Genesoft) in 2004, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. Interest accretion has been recorded as interest expense in the accompanying consolidated statements of operations.

The following table summarizes the liability activity related to the Genesoft acquisition during the six-month period ended June 30, 2008 (in thousands):

	Balance at December 31, 2007	Net Cash Payments	Interest Accretion	Balance at June 30, 2008
Assumed facility lease liability	$10,959	$(1,213)	$211	$9,957

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

•

Level 3 – Relates to unobservable inputs used when little or no market data is available and requires the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The primary objective of the Company’s investment activities is to preserve principal and fulfill liquidity needs while at the same time maximizing the income the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains the majority of its portfolio of cash equivalents in money market funds to maximize investment income and minimize investment risk. As of June 30, 2008, the Company believes that its cash equivalents reflect the carrying value which is not subject to any loss or write-down.

As of June 30, 2008, the Company’s cash equivalents were classified as level 1 assets where inputs are quoted in active markets for identical assets or liabilities that the Company has the ability to assess the measurement date. An active market for the Company’s cash equivalents is available in which transactions for the asset occur with sufficient frequency and volume which provide pricing information on an ongoing basis.

For derivative liabilities that use Level 2 inputs, the Company utilizes information obtained directly from observable market inputs which include the Company’s stock price, volatility, market value of debt and risk free interest rate. For the six-month period ended June 30, 2008, the Company has recorded approximately $48,000 as a gain on derivative liabilities that use Level 2 inputs. For derivative liabilities that use Level 3 inputs, the Company developed its own assumptions and decision point related to a put/call premium that does not have any observable inputs or available market data to support the fair value. For the six-month period ended June 30, 2008, the Company has recorded approximately $67,000 as a gain on derivative liabilities that use Level 3 inputs. Both of these are recorded as gains in the accompanying consolidated statements of operations.

The following table represents, by level within the fair value hierarchy, a summary of the fair market value of assets and liabilities the Company held as of June 30, 2008:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$25,647,000	$—	$—	$25,647,000

Liabilities:
Derivative liabilities	$—	$20,000	$919,000	$939,000

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at January 1, 2008	$986,000
Gain on derivative related to convertible notes	67,000

Balance at June 30, 2008	$919,000

(5) Stockholder’s Equity

Equity Plans

The Company has granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and

authorized 500,000 shares of Common Stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of June 30, 2008, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of June 30, 2008, there were 2,687,607 shares authorized and 1,071,349 shares available for future issuance under the 2001 Incentive Plan and 500,000 shares authorized and 100,956 shares available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock. The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000, although it was suspended following June 30, 2008. As of June 30, 2008, 431,250 shares were authorized and 25 shares were available for future issuance under this plan.

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

Stock compensation expense recorded in the six month periods ended June 30, 2008 and 2007 was $792,000 and $1,379,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of June 30, 2008, the Company estimates there is approximately $1,654,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.45 years. The Company expects approximately 842,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(6) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. The fair value of the Company’s cash equivalents is determined based on market value. At June 30, 2008 and December 31, 2007, cash and cash equivalents totaled $27,555,000 and $48,268,000, respectively.

(7) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
3.5% Senior convertible promissory notes	$185,652	$179,508
3 1/2 % Senior convertible promissory notes	829	829
5% Convertible promissory notes	13,300	13,300
Revenue interest assignment	40,745	39,129
12% Senior secured note	20,000	20,000
Capital lease	112	131

	260,638	252,897
Less—short term obligations	13,337	38

	$247,301	$252,859

(a) Debt Obligations

On February 6, 2004, in connection with its merger with Genesoft, the Company issued approximately $22,310,000 in principal amount of its 5% convertible five year promissory notes due February 6, 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at June 30, 2008 which have been classified as short-term obligations on the accompanying consolidated balance sheets. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share.

On June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/ 2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at June 30, 2008. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share. The Company may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the Original 2011 for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

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

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of June 30, 2008, the fair value of the derivative is approximately $20,000 which reflects a change in the fair value of approximately $48,000 which is included as gain on derivative in the accompanying consolidated statements of operations.

For the six month period ended June 30, 2008, the Company incurred approximately $3,929,000 in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized approximately $6,189,000 as non-cash interest expense related to the accretion of the bond discount and approximately $757,000 in new debt issuance costs.

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

Revenue Interests Assignment Agreement

The Company and Guardian II entered into the Revenue Interests Assignment Agreement (the “Revenue Agreement”), pursuant to which the Company sold to Paul Capital the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016 in exchange for an aggregate of $40 million from Paul Capital. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE are tiered as follows: 9% for the first $75 million in annual net revenues, 6% for annual net revenues in excess of $75M, but less than $150 million, and 2% for annual net revenues which exceed $150 million. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company imputes interest expense associated with this liability using the effective interest rate method and has recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 19.97%. The Company recorded approximately $3,825,000 and $3,188,000 in interest expense related to this agreement in the six month periods ended June 30, 2008 and 2007, respectively. Through June 30, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). As of June 30, 2008, the Company and Guardian II have paid approximately $12.3 million in royalty payments to Paul Capital. Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of June 30, 2008, the fair value of the derivative is approximately $919,000 which reflects a change in the fair value of approximately $67,000 which has been recorded as a gain on derivative in the accompanying consolidated statements of operations.

During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, the Company and Guardian II have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to Paul Capital by fifty percent (50%) by paying Paul Capital a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, the Company and Guardian II have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note shall become immediately due and payable. From inception of the Note Purchase Agreement, the Company exercised its option to add interest expense payable to the principal of the Note. As of June 30, 2008, the amount added to the principal was approximately $2,345,000. This amount is recorded as other long-term liabilities on the accompanying consolidated balance sheets.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of June 30, 2008. The Company agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to its Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to its Board of Directors by its shareholders. The director designated by Paul Capital shall resign and the Company shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of the Company’s Common Stock or securities convertible into its Common Stock; (2) if the Company owes Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by the Company under the terms of the Revenue Agreement first exceed 250% of the consideration paid to the Company by Paul Capital; or (4) if the amounts due by the Company pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to the Company’s Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of the Company’s Board of Directors in a nonvoting observer capacity.

The following table presents future maturities of the Company’s debt (in thousands):

Year-Ending December 31,
2008	$19
2009	13,338
2010	20,038
2011	186,498
2012	—
Thereafter	40,745

Total	$260,638

(8) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed certain obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. As of June 30, 2008, the Company has recorded approximately $605,000 related to the potential minimum royalty obligation to Ethypharm. During the term of the agreement, the Company is obligated to pay Ethypharm a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver API to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

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

The agreement with LG Life Sciences also requires the Company to achieve minimum gross sales level of $30 million from its licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008, which if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Based on data available at the time of this filing, including unaudited data from the Company’s logistics provider and sublicensees, the Company believes that it has achieved the minimum gross sales threshold level. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in its territory.

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

Forward-Looking Statements

Certain statements contained herein related to future operating losses and our potential for profitability, our anticipated cash utilization and the sufficiency of our cash resources, our future revenues and the relative contributions of ANTARA and FACTIVE to such revenues, our discount and rebate programs for ANTARA and FACTIVE, the possible partnering or other strategic opportunities for the continued development of Ramoplanin, our plans to work with the FDA to implement any necessary changes to the FACTIVE labeling, the potential marketing approval of FACTIVE in Europe, the possibility of acquiring a third product, our ability to raise additional funds and/or refinance our maturing and existing debt and to fund operations, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

We have incurred significant operating losses in the past. As of June 30, 2008, we had an accumulated deficit of approximately $484.0 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

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

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (Reliant) for $78.0 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA. Under the terms of one of the licenses we assumed related to ANTARA, we are obligated to make certain royalty payments on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. Under the terms of our acquisition of ANTARA we were also assigned rights to an exclusive license from Ethypharm S.A. (Ethypharm). Pursuant to the Ethypharm license, in order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively Ethypharm may elect to convert our exclusive license to a non-exclusive; however we would then have the option to compensate Ethypharm for any shortfall to maintain the exclusive license. As of June 30, 2008, we have recorded approximately $605,000 related to the potential minimum royalty obligation to Ethypharm. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver active pharmaceutical ingredient (API) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

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

ANTARA capsules are covered by a U.S. patent relating to formulations containing fenofibrate and methods of preparing the same that extends through August 2020. In addition, Ethypharm has filed additional patent applications which relate to the formulation and we were assigned a patent application which was filed by Reliant relating to methods of treatment. If issued, we believe these patents may provide ANTARA additional patent protection.

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

In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country. On May 30, 2008, we received notice from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”) that it filed an Abbreviated New Drug Application (“ANDA”) with the FDA to market a generic version of FACTIVE in the U.S. As part of its ANDA filing Orchid submitted a Paragraph IV certification alleging that eight of the nine FDA Orange Book listed patents relating to FACTIVE are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the generic version of the product. Orchid has not, however, included a Paragraph IV certification with respect to U.S. Patent No. 5,633,262 relating to FACTIVE which is also listed in the Orange Book and expires in June 2015 and accordingly the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015. We have not commenced a lawsuit against Orchid relating to the eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its certification to include the ninth patent, U.S. Patent No. 5,633,262 in its Paragraph IV certification, we and/or LG Life Sciences may initiate a patent infringement lawsuit against Orchid at that time.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Based on data available at the time of this filing, including unaudited data from our logistics provider and sublicensees, we believe that we have achieved the minimum gross sales threshold level. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

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

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. FACTIVE is currently approved in Canada for the five-day treatment of AECB. We subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. In accordance with the terms of the amendment, Abbott Canada will continue to maintain FACTIVE tablets in its current product price list and it will continue to pay us a transfer price on FACTIVE tablets purchased. Abbott Canada is not required to pursue the CAP and ABS indications. Additionally, the amendment provides that we can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to us after November 30, 2008.

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (Menarini), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union. Oscient has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient, or API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee. In the first quarter of 2008, Menarini submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis.

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Currently, warnings regarding the risk of tendon related adverse events are included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also informed us that, along with the other sponsors of all marketed oral fluoroquinolone products, we should submit a proposed Medication Guide and implement a Risk Evaluation and Mitigation Strategy to ensure patients’ safe and effective use of FACTIVE. We continue to work closely with the FDA to implement appropriate label changes that may be required to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with acute bacterial exacerbations of chronic bronchitis and community-acquired pneumonia of mild to moderate severity. This study included patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 and was completed in February 2007. The final report of the utilization study was submitted to the FDA in March of 2008. In the future, we need only to provide the FDA with annual reports containing safety information.

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

Revenue Recognition

Our principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. ANTARA revenue results are anticipated to be non-seasonal, although the wholesaler buying patterns tend to increase toward the end of the fiscal year. We expect demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

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

Product Returns

Factors that are considered in our estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to, and twelve months subsequent to, the expiration date of our product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of June 30, 2008 and December 31, 2007, our product return reserve was approximately $3,543,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $221,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of June 30, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $4,289,000 and $4,263,000, respectively. Considering the estimates made by us, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, we have initiated four voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs and actual redemption rates on our similar completed programs. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of June 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $768,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In October 2007, we initiated another voucher rebated program whereby we offered a point-of-sale rebate to retail consumers. This program expired on April 30, 2008. In April 2008, the Company initiated another voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expires on October 15, 2008. As of June 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $390,000 and $1,396,000, respectively.

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

During 2007, events and circumstances, primarily a reduction in projected long term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, our estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered and therefore the assets are not impaired. We reviewed our cash flow projections as of June 30, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the intangible asset associated with FACTIVE to fair value. Our estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy our minimum requirements under the agreement with the licensor, LG Life Science.

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

As of June 30, 2008, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the six-month period ended June 30, 2008 ranged from 5.59 to 5.84 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the six-month period ended June 30, 2008 was between 60.86% and 63.72%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the six-month period ended June 30, 2008 was between 3.00% and 3.61%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 21.39% to all unvested options as of June 30, 2008. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the six-month periods ended June 30, 2008 and 2007 was $792,000 and $1,379,000 respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of June 30, 2008, we estimate there is approximately $2,962,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.45 years. We expect approximately 842,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

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

Accounting for Convertible Debt Instruments that may be Settled Upon Conversion

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, FSP ABP 14-1 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. We have not yet completed its evaluation of FSP APB 14-1, but we do not currently believe that it will have a material impact on our results of operations, financial position or cash flows.

Results of operations

Three-Month Period Ended June 30, 2008 and June 30, 2007

Revenues

Total revenues increased 27% to approximately $20,285,000 for the three-month period ended June 30, 2008 from approximately $15,913,000 for the three-month period ended June 30, 2007.

Product sales increased 28% to approximately $20,193,000 for the three-month period ended June 30, 2008 from approximately $15,762,000 for the three-month period ended June 30, 2007 due to higher volume of ANTARA shipments during the quarter of approximately $4,288,000 and by a slight increase in shipments of FACTIVE of approximately $142,000.

Other revenues decreased 39% to approximately $92,000 for the three-month period ended June 30, 2008 from approximately $151,000 for the three-month period ended June 30, 2007. In the three-month periods ended June 30, 2007 and 2008, other revenue was comprised of amortization of upfront license fees previously received from each of Pfizer Mexico and Menarini, respectively. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 15% to approximately $28,995,000 for the three-month period ended June 30, 2008 from approximately $25,145,000 for the three-month period ended June 30, 2007.

Cost of product sales decreased 4% to approximately $6,348,000 for the three-month period ended June 30, 2008 from approximately $6,591,000 for the three-month period ended June 30, 2007 due to decreased shipments of FACTIVE tablets to Mexico and Canada during the first quarter of 2008. Our overall gross product margin at June 30, 2008 and 2007, including amortization of intangible assets was 69% and 58%, respectively. The increase in margin is the result of an increase in shipment of ANTARA capsules which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $1,192,000 of amortization of intangibles assets associated with FACTIVE for each of the three-month periods ended June 30, 2008 and 2007, respectively, as well as approximately $1,085,000 of amortization of intangible assets associated with ANTARA for each of the three-month periods ended June 30, 2008 and 2007, respectively.

Research and development expenses decreased 60% to approximately $521,000 for the three-month period ended June 30, 2008 from approximately $1,292,000 for the three-month period ended June 30, 2007. Research and development expenses primarily consist of salaries and related expenses for regulatory personnel. Other research and development expenses include fees paid to consultants and outside service providers. The decrease is due to residual expenses related to the completion of enrollment in February 2007 related to the FACTIVE post-marketing study. As of June 30, 2008, there were no ongoing clinical trials and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 27% to approximately $18,190,000 for the three-month period ended June 30, 2008 from approximately $14,348,000 for the three-month period ended June 30, 2007. This increase is a result of increased costs associated with travel and meeting expenses of approximately $1,218,000 associated with marketing and promoting ANTARA and FACTIVE as well as regional and national sales and training programs, increased costs relating to publication and physician meetings as they relate to the promotion of ANTARA and FACTIVE of approximately $949,000, and higher sample expense of approximately $384,000. Additionally, the increase was due to higher consulting expenses of approximately $316,000 related to market data analysis, as well as increased expenses associated with special promotional programs for ANTARA and FACTIVE of approximately $83,000, higher payroll related expenses of approximately $719,000 due to lower territory vacancies in 2008, and increases in other sales and marketing expenses of approximately $173,000.

General and administrative expenses increased 35% to approximately $3,936,000 for the three-month period ended June 30, 2008 from approximately $2,914,000 for the three-month period ended June 30, 2007. The increase is a result of an increases in legal fees of approximately $555,000 and increases in consulting costs of approximately $353,000 associated with business development activities, an increase in facilities costs of approximately $62,000 related to our Skillman, New Jersey facility and an increase in other general and administrative expenses of approximately $166,000, offset by a decrease in stock-based compensation expense of approximately $114,000.

Other Income and Expense

Interest income decreased 80% to approximately $147,000 for the three-month period ended June 30, 2008 from approximately $720,000 for the three-month period ended June 30, 2007 reflecting lower cash balances and lower interest rate yields from investments during the quarter ended June 30, 2008.

Interest expense increased 31% to approximately $8,373,000 for the three-month period ended June 30, 2008 from approximately $6,369,000 for the three-month period ended June 30, 2007 due to higher costs related to non-cash interest expense of approximately $1,200,000, higher interest expense related to financing with Paul Capital of approximately $633,000 and higher interest expense related to higher convertible debt balances of approximately $171,000. For the three-month period ended June 30, 2008, interest expense primarily consisted of the following:

3.50% Senior convertible promissory notes	$1,982
Accretion of bond discount	3,095
5% Convertible promissory notes	203
Revenue interest assignment	1,917
12% Senior secured note	660
Amortization of deferred financing costs	389
Other	127

$8,373

Gain on derivatives related to convertible notes decreased 60% to approximately $158,000 for the three-month period ended June 30, 2008 from approximately $394,000 for the three-month period ended June 30, 2007. This gain consists of a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $133,000 and approximately $25,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

For the three-month period ended June 30, 2008, we recorded a gain on the disposition of investment of approximately $96,000 related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

Six Month Periods Ended June 30, 2008 and June 30, 2007

Revenues

Total revenues decreased 1% to approximately $38,651,000 for the six month period ended June 30, 2008 from approximately $39,112,000 for the six month period ended June 30, 2007.

Product sales increased 2% to approximately $38,461,000 for the six month period ended June 30, 2008 from $37,805,000 for the six month period ended June 30, 2007 due to higher ANTARA sales of approximately $4,590,000, offset by lower FACTIVE sales of approximately $3,934,000 due to lower gross shipments in connection with emphasis in sales focus and promotional efforts toward ANTARA in 2008.

Other revenues decreased 85% to $190,000 for the six month period ended June 30, 2008 from $1,307,000 for the six month period ended June 30, 2007. During 2007, the Company received a milestone payment of $1,000,000 from Abbott Laboratories relating to regulatory approval of FACTIVE in Canada and amortization of upfront license fees from each of Pfizer Mexico and Menarini, respectively. During the six month period ended June 30, 2008, the Company did not receive any milestone payments. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 8% to approximately $60,995,000 for the six month period ended June 30, 2008 from approximately $56,418,000 for the six month period ended June 30, 2007.

Cost of product sales decreased 13% to approximately $13,363,000 for the six month period ended June 30, 2008 from $15,345,000 for the six month period ended June 30, 2007. Our overall gross product margin was approximately 65% and 59% for the six month periods ended June 30, 2008 and 2007, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules, which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $2,383,000 of amortization of intangibles assets associated with FACTIVE for each of the six-month periods ended June 30, 2008 and 2007, respectively, as well as approximately $2,171,000 of amortization of intangible assets associated with ANTARA for each of the six-month periods ended June 30, 2008 and 2007, respectively.

Research and development expenses decreased 33% to approximately $1,864,000 for the six month period ended June 30, 2008 from approximately $2,797,000 for the six month period ended June 30, 2007. This decrease is primarily due to completion of the enrollment of the 7,500 patients in February 2007 in a FACTIVE post-marketing trial. The Company’s total costs related to this trial were completed by the end of the second quarter of 2007. Research and development expenses primarily consist of salaries and related expenses for regulatory personnel. Other research and development expenses include fees paid to consultants and outside service providers. As of June 30, 2008, there were no ongoing clinical trials and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 19% to approximately $37,942,000 for the six month period ended June 30, 2008 from approximately $31,803,000 for the six-month period ended June 30, 2007. This increase is a result of increased costs associated with travel and meeting expenses of approximately $1,797,000 associated with marketing and promoting ANTARA and FACTIVE as well as regional and national sales and training programs, increased costs relating to publication and physician meetings as they relate to the promotion of ANTARA and FACTIVE of approximately $3,021,000, and higher sample expense of approximately $671,000. Additionally, the increase was due to higher consulting expenses of approximately $381,000 related to market data analysis, as well as increased expenses associated with special promotional programs for ANTARA and FACTIVE of approximately $302,000. These increases were offset by decreases in other sales and marketing expenses of approximately $33,000.

General and administrative expenses increased 21% to approximately $7,826,000 for the six month period ended June 30, 2008 from approximately $6,473,000 for the six month period ended June 30, 2007. The increase is a result of an increase in legal expense of approximately $616,000 and increased financial advisory and consulting fees of approximately $686,000 primarily related to business development activities, and an increase in other general and administrative expenses of approximately $242,000 offset by a decrease in stock-based compensation expense of approximately $191,000.

Other Income and Expense

Interest income decreased 58% to approximately $503,000 for the six month period ended June 30, 2008 from approximately $1,210,000 for the six month period ended June 30, 2007 reflecting lower overall cash balances offset by higher interest rate yields on investments.

Interest expense increased 54% to approximately $16,687,000 for the six-month period ended June 30, 2008 from approximately $10,847,000 for the six-month period ended June 30, 2007 due to due to higher costs related to non-cash interest expense of approximately $4,466,000, higher interest expense related to financing with Paul Capital of approximately $712,000, and higher interest expense related to higher convertible debt balances of approximately $662,000. For the six-month period ended June 30, 2008, interest expense primarily consisted of the following:

3.50% Senior convertible promissory notes	$3,929
Accretion of bond discount	6,189
5% Convertible promissory notes	404
Revenue interest assignment	3,825
12% Senior secured note	1,301
Amortization of deferred financing costs	778
Other	261

$16,687

Gain on disposition of investment increased 161% to approximately $412,000 for the six-month period ended June 30, 2008 from approximately $158,000 for the six-month period ended June 30, 2007 due to higher proceeds received from the disposition of investment related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

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

Gain on derivatives related to convertible notes decreased 71% to approximately $115,000 for the six-month period ended June 30, 2008 from approximately $394,000 for the six-month period ended June 30, 2007. This gain consists of a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $48,000 and approximately $67,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements, product discovery alliances, and the sale of ANTARA capsules and FACTIVE tablets.

As of June 30, 2008, we had total cash, cash equivalents, and restricted cash of approximately $31,753,000, which includes approximately $4,198,000 in restricted cash. We believe that based on our available capital, anticipated cash generated from operations and our ability to manage expenses, the cash on hand as of June 30, 2008, is sufficient to fund continuing operations for the next six to seven months. We will need to raise additional capital through the issuance of debt or equity securities and/or refinance our existing debt. Our principal liquidity needs are to meet our working capital requirements and operating expenses, re-pay our outstanding debt obligations, including payment of the $16.5 million of principal and accrued interest outstanding at June 30, 2008 on the 2009 Notes which is due February 6, 2009. We cannot guarantee that financing sources will be available on favorable terms or at all/and or that we will be able refinance our existing debt. If we are unable to refinance our debt or raise sufficient additional capital in a timely manner, we may have to scale back or cease our operations or take other measures to significantly reduce expenses which would have a material adverse effect on our business.

There is also no assurance that changes in our plans or events affecting our operations will not result in accelerated or unexpected expenditures. In recent years, we have experienced a significant increase in hiring and employment costs in an effort to build an effective sales and marketing organization to commercialize our products, expand the medical/development organization to support additional development and commercialization of our products and to build the infrastructure necessary to support these efforts. We expect expenses in the sales and marketing areas to reflect continued commercialization of ANTARA and FACTIVE as we seek to grow our sales.

Cash Flows

Our operating activities used cash of approximately $21,565,000 and $16,338,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

Cash used in our operating activities for six-month period ended June 30, 2008 was primarily a result of our net loss of approximately $38,201,000 along with non-cash items such as depreciation and amortization expenses of approximately $4,775,000, non-cash interest expense of approximately $7,227,000, stock-based compensation expense of approximately $792,000, a non-cash gain from the change in fair value of a derivative of approximately $115,000, a gain on disposition of investment of approximately $412,000 and provision for excess and obsolete inventories of approximately $338,000. Additionally, cash used in our operating activities includes decreases in accounts payable of approximately $1,895,000 as a result of timing of vendor payments, decreases in accrued facilities impairment liability of approximately $1,213,000 related to payments made in connection with our San Francisco facility, decreases in deferred revenue of approximately $182,000 as a result of recognizing Pfizer Mexico revenues received from an up-front license payment, increases in prepaid expenses and other current assets of approximately $406,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction. These uses of cash were partially offset by decreases in accounts receivable of approximately $5,142,000 resulting from higher collections on customer balances as of June 30, 2008, decreases in inventory of approximately $1,199,000 resulting from shipments of ANTARA and FACTIVE as well as tighter inventory management controls, increases in accrued other long-term liabilities of approximately $1,296,000 primarily resulting from the accrual of interest on the $20,000,000 Note Purchase Agreement with Paul Capital, and increases in accrued expenses and other liabilities of approximately $90,000 relating to timing of vendor invoices.

Cash used in our operating activities for the six-month period ended June 30, 2007 was primarily a result of our net income of approximately $4,315,000 along with non-cash items such as a non-cash gain on exchange of convertible note of approximately $30,824,000, non-cash depreciation and amortization expenses of approximately $4,966,000, non-cash interest expenses of approximately $2,761,000, stock-based compensation of approximately $1,379,000, a non-cash gain from the change in the fair value of a derivative of approximately $394,000, a gain on disposition of investment of approximately $158,000 and provision for excess and obsolete inventories of approximately $142,000. Additionally, cash used in our operating activities includes decreases in accounts payable of approximately $2,119,000 as a result of timing of vendor payments, decreases in accrued expenses and other liabilities of approximately $1,942,000 related to timing of vendor invoices, decreases in accrued facilities impairment liability of approximately $1,346,000 related to payments made in connection with our San Francisco facility, increases in prepaid expenses and other current assets of approximately $388,000 resulting from increases in costs associated with the refinancing of the convertible debt transaction, decrease in the provision for accounts receivable of approximately $172,000, as well as decreases in deferred revenue of approximately $25,000 as a result of the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. These uses of cash were partially offset by decreases in accounts receivable of approximately $3,268,000 resulting from higher collections on customer balances including the receipt of approximately $1,000,000 from Menarini related to the FACTIVE European transaction, and decreases in inventory of approximately $2,812,000 as a result of increased sales of ANTARA, as well as increases in other long-term liabilities of approximately $1,387,000 related to accrued interest on long-term debt.

Our investing activities provided cash of approximately $776,000 and $1,873,000 for the six-month period ended June 30, 2008 and 2007, respectively. Cash provided by our investing activities for the six-month period ended June 30, 2008 was primarily related to proceeds from repayment of notes receivable of approximately $486,000 and proceeds from the disposition of investment of approximately $412,000 offset by purchases of property and equipment of approximately $87,000 and increases in other assets of approximately $35,000.

Cash provided by our investing activities for the six-month period ended June 30, 2007 was primarily related to a decrease of approximately $2,482,000 in restricted cash, proceeds from notes receivable of approximately $409,000 and proceeds from the disposition of investment of approximately $158,000. These cash proceeds were partially offset by an increase in other assets of approximately $1,171,000.

Our financing activities provided cash of approximately $76,000 and $41,873,000 for the six-month periods ended June 30, 2008 and 2007, respectively. Cash provided by our financing activities for the six-month period ended June 30, 2008 was primarily due to proceeds from the issuance of 73,533 shares of stock under the employee stock purchase plan of approximately $94,000 offset by payments on long-term obligation of approximately $18,000. Cash provided by our financing activities for the six-month period ended June 30, 2007 was primarily due to the net proceeds from the issuance of notes from the debt exchange transaction of approximately $41,524,000, exercise of 4,980 stock options for approximately $17,000, and proceeds from the issuance of 83,642 shares of stock under the employee stock purchase plan of approximately $360,000, offset by payments on long-term obligation of approximately $28,000.

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

Our Outstanding Debt Obligations and Equity Financings

On February 6, 2004, in connection with our merger with Genesoft, we issued approximately $22,310,000 in principal amount of our 5% convertible five-year promissory notes due February 6, 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at June 30, 2008 which have been classified as short-term obligations on the consolidated balance sheets. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006.

On June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at June 30, 2008. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share, as adjusted pursuant to the reverse stock split which we effectuated in November 2006. We may not redeem the outstanding Original 2011 Notes at our election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the New Notes (defined below) and is described below.

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

The additional New Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the New Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of June 30, 2008, the fair value of the derivative is approximately $20,000 which reflects a change in the fair value of approximately $48,000 which is included as a gain on derivative in the consolidated statements of operations.

For the six-month period ended June 30, 2008, we incurred approximately $3,929,000 in interest expense on our convertible debt, which is payable on a semi-annual basis. Additionally, we amortized approximately $6,189,000 as non-cash interest expense related to the accretion of the bond discount and approximately $757,000 in new debt issuance costs.

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

Under the Revenue Interests Assignment Agreement (the “Revenue Agreement”), we sold to Paul Capital the right to receive specified royalties on our net sales in the United States (and the net sales of our affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its respective affiliates and licensees) of the ANTARA capsules, in each case until December 31, 2016 in exchange for an aggregate of $40 million from Paul Capital. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE are tiered as follows: 9% for the first $75 million in annual net revenues, 6% for annual net revenues in excess of $75 million, but less than $150 million, and 2% for annual net revenues which exceed $150 million. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal.

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). We impute interest expense associated with this liability using the effective interest rate method and have recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. We currently estimate that the imputed interest rate associated with this liability will be approximately 19.97%. We recorded approximately $3,825,000 and $3,188,000 in interest expense related to this agreement in the six-month periods ended June 30, 2008 and 2007, respectively. Through June 30, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). As of June 30, 2008, we and Guardian II have paid approximately $12.3 million in royalty payments to Paul Capital. Upon a bankruptcy event, Oscient and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of June 30, 2008, the fair value of the derivative is approximately $919,000 which reflects a change in the fair value of approximately $67,000 which has been recorded as a gain on derivative in the consolidated statements of operations.

During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, Oscient and Guardian II have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to Paul Capital by 50% by paying Paul Capital a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, Oscient and Guardian II have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, Oscient and Guardian II may at our option prepay all or any part of the Note at a premium which declines over time. In the event of an event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. From inception of the Note Purchase Agreement, we exercised our option to add interest expense payable to the principal of the Note. As of June 30, 2008, the amount added to the principal was approximately $2,345,000. This amount is recorded as other long-term liabilities on the consolidated balance sheets.

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

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, or the Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of June 30, 2008. We agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a non-voting observer capacity.

Contractual Obligations

For the six-month period ended June 30, 2008, there were no material changes to our contractual obligations outside the ordinary course of business.

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

We will need to raise additional funds in the future and/or refinance our existing debt and if sufficient funds are not available or we are unable to refinance our debt, it will have a material affect on our business.

We believe our existing funds, anticipated cash generated from operations and our ability to manage expenses will be sufficient to support our current plans for the next six to seven months. We will need to raise additional capital and/or refinance our existing debt within the next six to seven months to fund our operations, repay our debt that is maturing in February 2009, fund other potential commercial or development opportunities, to support our sales and marketing activities, and to fund clinical trials and other research and development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for pharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs, the status of the credit markets, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, we may have to scale back our operations or take other measures to significantly reduce our expenses which will have a material adverse effect on our business. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

We have a history of significant operating losses and expect losses to continue for some time.

We have a history of significant operating losses and expect losses to continue for some time. We expect to continue to have net losses in the near future and we had an accumulated deficit of approximately $483,959,000 as of June 30, 2008. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of ANTARA and FACTIVE, sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

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

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include enhanced safety labeling. Currently, warnings regarding the risk of tendon-related adverse events are included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also informed us that, along with the other sponsors of all marketed oral fluoroquinolone products, we should submit a proposed Medication Guide and implement a Risk Evaluation and Mitigation Strategy to ensure patients’ safe and effective use of FACTIVE.

We cannot predict what further action, if any, the FDA may take, including, among others things, further label restrictions in the fluoroquinolone class or even the removal of indications from the labels of FACTIVE and/or ANTARA. Any of these events could prevent us from achieving or maintaining market acceptance of our products or could substantially increase the costs and expenses of commercializing our products, which in turn could delay or prevent us from generating significant revenues from their sales. If ANTARA and FACTIVE are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

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

On May 30, 2008 we received a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”), notifying us of the filing of an ANDA with the FDA for a generic version of FACTIVE. Orchid’s certification sets forth allegations that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The certification does not, however, include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the FDA Orange Book and accordingly the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015.

We have not commenced a lawsuit against Orchid relating to these eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its certification to include the ninth patent, U.S. Patent No. 5,633,262 in its Paragraph IV certification, we and/or LG Life Sciences may initiate a patent infringement lawsuit against Orchid which could be costly and there are no assurances that we would be successful.

If additional ANDA filings are made referencing either ANTARA or FACTIVE, we may need to defend and/or assert our patents, including filing lawsuits alleging patent infringement. If we were unsuccessful in such a proceeding and the FDA approved a generic version of any one or both of our products, such an outcome would have a material adverse effect on our business.

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

We have a substantial level of debt. As of June 30, 2008, we had approximately $308.3 million of indebtedness outstanding (including accrued interest and excluding a bond discount of approximately $40.4 million), which includes approximately $41.7 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $16.5 million of outstanding indebtedness will mature on February 6, 2009, approximately $22.6 million of outstanding indebtedness will mature in 2010 or it may be extended at our option to 2012 through issuance of warrants and approximately $227.6 million of indebtedness will mature in 2011. Included in the above is the exchange offer completed on May 1, 2007 relating to the existing convertible debt and a new debt offering of $60 million which generated net proceeds to the Company of approximately $40.4 million. The level and nature of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our outstanding debt from time to time or to refinance it;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, product and company acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business including life cycle management;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants;

•	make us more vulnerable in the event of a downturn in our business;

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•

restrict the operations of our business as a result of provisions in the Revenue Interests Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would materially adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE products; or

•

impair our ability to merge or otherwise effect the sale of the Company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the Company.

If we do not grow our revenues as we expect, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is TriCor® 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 90% of U.S. fenofibrate sales for the three-month period ended June 30, 2008. Abbott has announced its development and evaluation of another branded fenofibrate-type product, both as mono and combination therapy.

In addition to TriCor, there are several other branded fenofibrate products which compete with ANTARA. ANTARA also competes with Triglide®, a 160 mg fenofibrate product marketed by Sciele Pharma, Inc., which accounted for approximately 2% of U.S. fenofibrate sales for the three-month period ended June 30, 2008. Additionally, ANTARA competes with Lipofen®, a 150 mg fenofibrate product, which was recently launched and is currently being marketed by ProEthic Pharmaceuticals, Inc. ANTARA also competes with Fenoglide, a 120 mg branded fenofibrate product, approval for which had been filed with the FDA in late 2006 by LifeCycle Pharma referencing ANTARA in accordance with the provisions of section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. LifeCycle Pharma subsequently granted Sciele Pharmaceuticals, which recently launched the product, the rights to market Fenoglide in North America.

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

In addition, as described under “If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire”, Orchid has recently filed an ANDA seeking approval to market a generic version of FACTIVE. Currently, such approval may not be granted until 2015, however, Orchid could amend its ANDA filing to include a Paragraph IV certification against all of our FDA Orange Book listed patents and attempt to launch a generic version of FACTIVE before 2015.

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

Numerous proposals have been made in recent years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (FDAAA). The recently enacted amendments would among other things, require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. For example, as discussed under “Our business is very dependent on the commercial success of ANTARA and FACTIVE” the FDA has informed us, along with the other sponsors of all marketed fluoroquinolone products of the need to have a Boxed Warning with respect to tendonitis tendon rupture in certain patients. The FDA has also informed us that we may be required to submit a proposed Medication Guide and implement a Risk Evaluation and Mitigation Strategy to ensure patients’ safe and effective use of all fluoroquinolones, including FACTIVE. Such changes may increase our costs and adversely affect our operations.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Numerous pharmaceutical companies have been investigated, prosecuted or entered into settlement agreements in connection with a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

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

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs that comply with the PhRMA Code and OIG Guidelines with respect to interactions with health care providers, and/or file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by Congress and other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, while we have established a compliance program, we may face enforcement, fines and other penalties, and could receive adverse publicity if this program is found not to be in full compliance with these laws.

In recent years, some states have passed or have proposed laws and regulations obligating pharmaceutical manufacturers and distributors to provide prescription drug pedigrees that are intended to protect the safety of the drug supply channel. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. Also, effective January 1, 2011, California will require the implementation of costly track and trace chain of custody technologies. At the federal level, the FDA recently introduced regulations that would establish national standards for the drug supply chain. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with distributors and customers. While we fully intend to comply with these laws, there is uncertainty around the interpretation of the recently passed laws, future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our business.

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

Pursuant to our acquisition of worldwide rights to Ramoplanin from Vicuron, a wholly-owned subsidiary of Pfizer Inc., we are responsible for the manufacture of both the active pharmaceutical ingredient and finished dosage form of Ramoplanin. Although we plan to seek a partner for Ramoplanin, a contract manufacturer or the partner would be required to produce both the active pharmaceutical ingredient and the final dosage form to support related manufacturing activities. If there is a significant delay in securing a qualified supplier on commercially favorable terms, we could experience a supply shortage of Ramoplanin bulk drug, possibly affecting our ability to consummate partnering arrangements for the commercialization of Ramoplanin.

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

We sell ANTARA and FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote ANTARA and FACTIVE to these wholesalers, and they do not determine such products prescription demand. However, approximately 91% of our product shipments during the three-month period ended June 30, 2008 was to only three wholesalers. Our ability to commercialize ANTARA and/or FACTIVE will depend, in part, on the extent to which we maintain adequate distribution of ANTARA capsules and FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock ANTARA and FACTIVE, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of ANTARA capsules or FACTIVE tablets, the commercialization of ANTARA and/or FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in ANTARA or FACTIVE, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the revenue interests assignment agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”) in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the Put/Call Price as required.

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

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we are particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights to Pfizer, S.A. de C.V, Abbott Laboratories, Ltd. and Menarini International Operation Luxembourg S.A. to develop and sell FACTIVE in Mexico, Canada and Europe, respectively. However, we amended our agreement with Abbott Canada on January 31, 2008, whereby Abbott Canada’s development and commercial obligations were substantially reduced.

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

We believe that we are currently in compliance with our obligations under the Ethypharm agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement. As of June 30, 2008, we recorded approximately $605,000 related to a minimum royalty obligation to Ethypharm. Moreover, Ethypharm’s right of first refusal on a divestiture of our rights to ANTARA may adversely affect our ability to effect a change of control or sale of our assets.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 59 issued U.S. patents, approximately 47 pending U.S. patent applications, approximately 61 issued foreign patents and approximately 110 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the validity and scope of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

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

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 16 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent No. 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents for FACTIVE are currently set to expire at various dates, ranging from 2015 to 2019. As discussed under, “If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire” we recently received a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”), notifying us of their filing of an ANDA for a generic version of FACTIVE. The certification alleges that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The certification does not, however include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262 which is listed in the Orange Book and expires in June 2015. We are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification.

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

•	the claims of any patents which are issued may be limited from those in the patent applications and may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our partners may not provide a competitive advantage;

•	other companies, such as Orchid, may challenge patents licensed or issued to us or our partners;

•	patents issued to other companies may harm our ability to do business;

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

Seasonal fluctuations in demand for FACTIVE, and even possibly ANTARA, may cause our operating results to vary significantly from quarter to quarter.

We expect demand for FACTIVE to be highest between December 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the duration and severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in one quarter may not be indicative of the results for any other quarter or for the entire year. Although not related to seasonal weather changes, wholesaler buying patterns may fluctuate for ANTARA during the year and possibly increase toward year end.

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

We are highly dependent on the principal members of our senior management and key scientific, sales and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following executive officers: Steven M. Rauscher, President and Chief Executive Officer; Dominick Colangelo, Esq., Executive Vice President, Corporate Development and Operations; Philippe M. Maitre, Executive Vice President and Chief Financial Officer; and Mark A. Glickman, Senior Vice President, Sales and Marketing. The term of each employment agreement continues until it is terminated by the officer or Oscient.

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

We rely on stock options and restricted stock to compensate existing employees and attract new employees. As a result of new accounting rules implemented by the Financial Accounting Standards Board, as of January 1, 2006, we were required to record the expense for the fair value of stock options granted to employees and the fair value of purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effect on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Failure to obtain or maintain regulatory approvals in foreign jurisdictions will prevent us from marketing FACTIVE abroad.

We have entered into commercialization relationships with Pfizer Mexico, Abbott Canada and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico, in Canada to Abbott Canada and in Europe to Menarini. Obtaining foreign approvals may require additional trials and expense. Further, in order to market FACTIVE in Europe, we or our distribution partners may need to obtain multiple regulatory approvals. For instance, in the first quarter of 2008, Menarini, submitted a regulatory filing seeking approval of FACTIVE in Europe. Menarini is seeking approval of FACTIVE for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis. The regulatory review time in Europe is approximately twelve (12) months. Menarini may not be able to obtain regulatory approval for FACTIVE, which could delay or prevent us from receiving revenue from sales of FACTIVE in Europe, and/or may require additional expenditures.

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

Over the two-year period ending June 30, 2008 the closing price of our common stock as reported on The NASDAQ Global Market ranged from a high of $10.80 to a low of $1.10. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 12, 2008. At the meeting, our shareholders took the following actions:

(i)	To fix the numbers of directors at nine and to elect nine directors.

	For	Withheld
Gregory B. Brown, M.D.	10,280,395	846,134
Robert J. Hennessey	10,074,326	1,052,203
John R. Leone	10,296,334	830,195
William R. Mattson	10,203,792	922,737
Gary Patou, M.D.	10,162,439	964,090
Steven M. Rauscher	10,165,671	960,858
William S. Reardon	10,294,812	831,717
Norbert G. Riedel, Ph.D.	10,127,865	998,664
David K. Stone	10,211,684	914,845

(ii)	To approve an amendment to the 2001 Incentive Plan to increase the number of shares of common stock, par value $0.10 per share, available for issuance under the plan by 1,000,000 shares.

For	Against	Abstain	Non-Voting
3,372,208	885,202	9,241	6,859,878

(iii)	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
10,688,270	393,601	44,658

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

Description
10.1	Amendment No. 2 to employment agreement with Philippe M. Maitre dated April 18, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

Oscient Pharmaceuticals Corporation

/s/ PHILIPPE M. MAITRE
Philippe M. Maitre
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

August 8, 2008

OSCIENT PHARMACEUTICALS CORPORATION

EXHIBIT INDEX

Description
10.1	Amendment No. 2 to employment agreement with Philippe M. Maitre dated April 18, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.