Form 10-Q
period 2008-09-30
OSCIENT PHARMACEUTICALS CORP
filed 2008-11-10
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	14,256,628 Shares
$0.10 PAR VALUE	Outstanding November 3, 2008

OSCIENT PHARMACEUTICALS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,778	$48,268
Notes receivable	—	486
Accounts receivable (net of allowance for bad debts of $33 and $35 in 2008 and 2007, respectively)	8,447	15,032
Inventories, net	7,397	9,059
Prepaid expenses and other current assets	4,653	2,886

Total current assets	45,275	75,731
Property and Equipment, at cost:
Manufacturing and computer equipment	4,435	4,695
Equipment and furniture	654	564
Leasehold improvements	183	138

	5,272	5,397
Less—Accumulated depreciation	4,603	4,590

	669	807
Restricted cash	4,198	4,198
Other assets	4,454	5,585
Intangible assets, net	104,072	110,903
Goodwill	75,991	76,960

Total Assets	$234,659	$274,184

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Short-term obligations	$13,337	$38
Accounts payable	12,612	10,262
Accrued expenses and other current liabilities	27,156	20,928
Current portion of accrued facilities impairment charge	3,182	2,128
Deferred revenue	364	364

Total current liabilities	56,651	33,720
Long-term liabilities:
Long-term obligations, net of current maturities	248,989	252,859
Noncurrent portion of accrued facilities impairment charge	5,269	8,831
Other long-term liabilities	4,456	7,216
Deferred revenue	—	273

Shareholders’ Deficit:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—14,255 and 13,892 in 2008 and 2007, respectively	1,425	1,389
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and outstanding—none	—	—
Additional paid-in-capital	416,856	415,654
Accumulated deficit	(498,987)	(445,758)

Total shareholders’ deficit	(80,706)	(28,715)

Total Liabilities and Shareholders’ Deficit	$234,659	$274,184

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three-Months Ended September 30, 2008	Three-Months Ended September 30, 2007	Nine-Months Ended September 30, 2008	Nine-Months Ended September 30, 2007
Revenues (net):
Product sales	$21,695	$15,457	$60,156	$53,262
Other revenues	92	111	282	1,418

Total net revenues	21,787	15,568	60,438	54,680
Costs and expenses:
Cost of product sales (1)	7,082	7,929	20,445	23,274
Research and development (1)	680	1,476	2,544	4,273
Selling and marketing (1)	18,263	17,632	56,205	49,436
General and administrative (1)	2,874	3,367	10,701	9,840

Total costs and expenses	28,899	30,404	89,895	86,823

Loss from operations	(7,112)	(14,836)	(29,457)	(32,143)
Other income (expense):
Interest income	111	771	615	1,982
Interest expense	(7,961)	(7,818)	(24,648)	(18,665)
Gain on disposition of investment	—	73	412	231
Gain on exchange of convertible notes	—	—	—	30,824
Gain on derivative related to long-term debt	37	2,406	151	2,800
Other income	3	15	13	112

Net other (expense) income	(7,810)	(4,553)	(23,457)	17,284

Loss before income tax	(14,922)	(19,389)	(52,914)	(14,859)
Provision for income tax	(105)	(108)	(315)	(323)

Net loss	$(15,027)	$(19,497)	$(53,229)	$(15,182)

Net loss per common share: basic and diluted	$(1.09)	$(1.43)	$(3.86)	$(1.12)

Weighted average common shares outstanding: basic and diluted
	13,838,577	13,604,508	13,776,278	13,591,332

(1) Includes non-cash stock-based compensation as follows:

Cost of product sales	$(57)	$11	$(26)	$25
Research and development	$7	$(65)	$9	$13
Selling and marketing	$58	$307	$186	$773
General and Administrative	$245	$411	$875	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine-Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net loss	$(53,229)	$(15,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,135	7,427
Provision for excess and obsolete inventories	344	779
Recovery of bad debts	—	(172)
Non-cash interest expense	10,867	6,348
Gain on exchange of convertible notes	—	(30,824)
Gain on derivative related to long-term debt	(151)	(2,800)
Gain on disposition of investment	(412)	(231)
Stock-based compensation	1,044	2,043
Changes in assets and liabilities:
Accounts receivable	6,585	1,966
Inventories	1,318	3,620
Prepaid expenses and other current assets	(1,767)	618
Accounts payable	2,349	(2,440)
Accrued expenses and other liabilities	2,369	3,841
Deferred revenue	(273)	(137)
Accrued facilities impairment charge	(1,847)	(2,000)
Accrued other long-term liabilities	1,307	1,992

Net cash used in operating activities	(24,361)	(25,152)

Cash Flows from Investing Activities:
Proceeds from disposition of investment	412	231
Purchases of property and equipment	(166)	(50)
Proceeds from sale of property and equipment	—	3
Decrease in restricted cash	—	2,482
Increase in other assets	(35)	(1,143)
Proceeds from notes receivable	486	632

Net cash provided by investing activities	697	2,155

Cash Flows from Financing Activities:
Proceeds from issuance of stock under the employee stock purchase plan	193	404
Payments on long-term obligations	(19)	(28)
Proceeds from issuance of notes, net of issuance discount	—	41,524
Proceeds from exercise of stock options	—	17

Net cash provided by financing activities	174	41,917

Net (Decrease) Increase in Cash and Cash Equivalents	(23,490)	18,920
Cash and Cash Equivalents, beginning of year	48,268	38,196

Cash and Cash Equivalents, end of period	$24,778	$57,116

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

Oscient currently markets two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. The Company licenses the rights to ANTARA from Ethypharm S.A. of France (“Ethypharm”). The Company began promoting ANTARA in late August 2006. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (AECB). The Company licenses the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (“LG Life Sciences”). The Company launched FACTIVE in the U.S. market in September 2004.

As shown in the consolidated financial statements, at September 30, 2008, the Company had total cash, cash equivalents, and restricted cash of approximately $28,976,000, which includes approximately $4,198,000 in restricted cash, and an accumulated deficit of approximately $498,987,000. The Company believes that based on its available capital, anticipated cash used in operations and its ability to manage expenses, the cash on hand as of September 30, 2008, is sufficient to fund continuing operations to February 2009. The Company will need to raise additional capital through the issuance of debt or equity securities and/or refinance its existing debt. The Company’s principal liquidity needs are to meet its working capital requirements and operating expenses, re-pay its outstanding debt obligations, including payment of approximately $16,737,000 of principal and accrued interest outstanding at September 30, 2008 on the 2009 Notes which is due February 6, 2009. The Company cannot guarantee that financing sources will be available on favorable terms or at all and/or that it will be able to refinance its existing debt. If the Company is unable to refinance its debt or raise sufficient additional capital in a timely manner, the Company will have to scale back its operations or take other measures to significantly reduce expenses which will have a material adverse effect on its business. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

Product Returns

Factors that are considered in the Company’s estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to, and twelve months subsequent to, the expiration date of the product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of September 30, 2008 and December 31, 2007, the Company’s product return reserve was approximately $4,040,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $150,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of September 30, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $4,908,000 and $4,263,000, respectively. Considering the estimates made by the Company, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, the Company has initiated four voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for the current voucher rebate programs were estimated based upon actual redemption rates on completed programs by the Company. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of September 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $845,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In October 2007, the Company initiated a voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on April 30, 2008. In April 2008 and July 2008, the Company initiated additional voucher rebate programs whereby the Company offered a point-of-sale rebate to retail consumers. These programs expire on October 15, 2008 and April 30, 2009, respectively. As of September 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $1,038,000 and $1,396,000, respectively.

(c) Accounts Receivable

Trade accounts receivable consist of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (“Guardian II”) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (“Paul Capital”), a security interest in substantially all of its assets, including its accounts receivable, to secure its obligations to Paul Capital. See Notes 7 and 10.

The Company performs ongoing credit evaluations on its customers and collateral is generally not required. As of September 30, 2008 and December 31, 2007, the Company had reserved approximately $33,000 and $35,000, respectively, for bad debts related to the sale of FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through September 30, 2008, payments have generally been made in a timely manner and the Company has not written off any customer accounts receivable balances. The Company has not provided a reserve balance related to other non-trade receivables as of September 30, 2008 and December 31, 2007.

The following table represents accounts receivable (in thousands):

	As of September 30, 2008	As of December 31, 2007
Trade, net	$8,141	$14,950
Other	306	82

Total	$8,447	$15,032

(d) Restricted Cash

At September 30, 2008 and December 31, 2007, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility, approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility and approximately $68,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Skillman, New Jersey facility. The restrictions related to the South San Francisco facility, the Waltham facility and the Skillman facility expire on February 28, 2011, March 31, 2012 and June 30, 2013, respectively.

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

At September 30, 2008 and December 31, 2007, there was approximately $693,000 and $1,088,000, respectively, in ANTARA sample product to be used for marketing programs and approximately $1,231,000 and $655,000, respectively, in FACTIVE sample product to be used for marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of September 30, 2008	As of December 31, 2007
Raw material	$1,789	$2,846
Work-in-process	1,285	3,022
Finished goods	4,323	3,191

Total	$7,397	$9,059

(f) Net Loss Per Share

Basic net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Dilutive loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive securities which consist of stock options, securities sold under the Company’s employee stock purchase plan, convertible notes, warrants and unvested restricted stock that are not included in calculating the net loss per share, totaled 20,990,155 and 20,424,616 shares (prior to the application of the treasury stock method) during the three and nine-month periods ended September 30, 2008 and 2007, respectively.

(g) Single Source Suppliers

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

FACTIVE

The Company currently obtains the active pharmaceutical ingredient (“API”) for its commercial requirements for FACTIVE from LG Life Sciences. The Company purchases the API pursuant to a long-term supply agreement. The disruption or termination of the supply of the commercial requirement for FACTIVE or a significant increase in the cost of the API from this source could have a material adverse effect on the Company’s business, financial position and results of operations.

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

In connection with financing the acquisition of ANTARA, the Company recognized an embedded derivative instrument related to a put/call liability. In connection with the 2007 convertible debt exchange, the Company recognized an embedded derivative instrument related to an interest make-whole provision. Both are recognized in the accompanying consolidated financial statements at fair value and are recorded as other long-term liabilities in the accompanying consolidated balance sheets. Changes in fair value are recorded in the accompanying consolidated statements of operations. See Note 4.

(j) Comprehensive Loss

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine-month periods ended September 30, 2008 and 2007, the net loss is equal to the comprehensive loss.

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

During 2007, events and circumstances, primarily a reduction in projected long-term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and therefore the assets were not impaired. The Company reviewed its cash flow projections as of September 30, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near-term resulting in the need to write-down the intangible asset associated with FACTIVE to fair value. The Company’s estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy its minimum requirements under the agreement with the licensor, LG Life Science.

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

As of September 30, 2008, the Company does not believe that any of its long-lived assets, goodwill, or intangible assets are impaired.

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

In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the Interpretation) (FIN 48), the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

The Company’s income tax expense of approximately $315,000 and $323,000 for the nine-month periods ending September 30, 2008 and 2007, respectively, is comprised of deferred federal and state taxes which relates to the tax effects of the Company’s indefinite lived intangible that cannot be offset against the Company’s deferred tax assets.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local tax authorities for years before 1992.

(n) Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is in the process of studying the impact of this standard on the Company’s financial accounting and reporting.

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

Accounting for Collaborative Arrangements

In November 2007, EITF issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF No. 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

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

(3) Restructuring Plans

At the time of acquisition of GeneSoft Pharmaceuticals (Genesoft) in 2004, management approved a plan to integrate certain Genesoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which includes $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. Interest accretion has been recorded as interest expense in the accompanying consolidated statements of operations. In the three-months ended September 30, 2008, in accordance with EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3), the Company made an adjustment to the facilities lease liability based on a revision made to estimates of future rental income related to additional subleased space of approximately $968,000. This adjustment was recorded as a reduction to both the restructuring liability and goodwill.

The following table summarizes the liability activity related to the Genesoft acquisition during the nine-month period ended September 30, 2008 (in thousands):

	Balance at December 31, 2007	Liability Adjustment	Net Cash Payments	Interest Accretion	Balance at September 30, 2008
Assumed facility lease liability	$10,959	$(968)	$(1,847)	$307	$8,451

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

The primary objective of the Company’s investment activities is to preserve principal and fulfill liquidity needs while at the same time maximizing the income the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains the majority of its portfolio of cash equivalents in money market funds to maximize investment income and minimize investment risk. As of September 30, 2008, the Company believes that its cash equivalents reflect the carrying value which is not subject to any loss or write-down.

As of September 30, 2008, the Company’s cash equivalents were classified as Level 1 assets where inputs are quotes in active markets for identical assets that the Company has the ability to assess on the measurement date. An active market for the Company’s cash equivalents is available in which transactions occur with sufficient frequency and volume which provide pricing information on an ongoing basis.

For derivative liabilities that use Level 2 inputs, the Company utilizes information obtained directly from observable market inputs which include the Company’s stock price, volatility, and market value of debt and risk free interest rate. For the nine-month period ended September 30, 2008, the Company has recorded approximately $63,000 as a gain on derivative liabilities that use Level 2 inputs. For derivative liabilities that use Level 3 inputs, the Company developed its own assumptions and decision point related to a put/call premium that does not have any observable inputs or available market data to support the fair value. For the nine-month period ended September 30, 2008, the Company has recorded approximately $88,000 as a gain on derivative liabilities that use Level 3 inputs. Both of these are recorded as gains in the accompanying consolidated statements of operations.

The following table represents, by level within the fair value hierarchy, a summary of the fair market value of assets and liabilities the Company held as of September 30, 2008:

September 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,854,000	$—	$—	$21,854,000

Liabilities:
Derivative liabilities	$—	$4,000	$898,000	$902,000

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at January 1, 2008	$986,000
Gain on derivative related to convertible notes	(88,000)

Balance at September 30, 2008	$898,000

(5) Stockholder’s Equity

Equity Plans

The Company has granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and authorized 500,000 shares of Common Stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of September 30, 2008, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of September 30, 2008, there were 2,671,304 shares authorized and 990,944 shares available for future issuance under the 2001 Incentive Plan and 493,750 shares authorized and 104,456 shares available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock. The Company also has an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000, although it was suspended following June 30, 2008. As of September 30, 2008, 431,250 shares were authorized and 25 shares were available for future issuance under this plan.

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

Stock compensation expense recorded in the nine-month periods ended September 30, 2008 and 2007 was approximately $1,044,000 and $2,043,000, respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of September 30, 2008, the Company estimates there is approximately $2,470,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.43 years. The Company expects approximately 838,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(6) Cash and Cash Equivalents

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Cash equivalents are short-term, highly liquid investments with maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. The fair value of the Company’s cash equivalents is determined based on market value. At September 30, 2008 and December 31, 2007, cash and cash equivalents totaled $24,778,000 and $48,268,000, respectively.

(7) Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
3.50% Convertible senior promissory notes	$188,780	$179,508
3 1/2 % Senior convertible promissory notes	829	829
5% Convertible promissory notes	13,300	13,300
Revenue interest assignment	39,304	39,129
12% Senior secured note	20,000	20,000
Capital lease	113	131

	262,326	252,897
Less—short term obligations	13,337	38

	$248,989	$252,859

(a) Debt Obligations

On February 6, 2004, in connection with its merger with Genesoft, the Company issued approximately $22,310,000 in principal amount of its 5% convertible five year promissory notes due February 6, 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at September 30, 2008 which have been classified as short-term obligations on the accompanying consolidated balance sheets. The 2009 Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share.

On June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at September 30, 2008. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share. The Company may not redeem the outstanding Original 2011 Notes at its election before May 10, 2010. After this date, the Company can redeem all or a part of the Original 2011 Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the Existing Notes (defined below) and is described below.

In May 2007, the Company completed (i) an exchange offer with certain holders of the Original 2011 Notes in which the Company exchanged $151,921,000 aggregate principal amount of its new 3.50% Convertible Senior Notes due 2011 (the “Existing Notes”) for $151,921,000 aggregate principal amount of its then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which the Company exchanged approximately $10,574,000 aggregate principal and accrued interest amounts of its then outstanding 2009 Notes for approximately $13,746,000 aggregate principal amount of the Existing Notes. The Company also issued an additional $60,000,000 of Existing Notes to the public for cash at a public offering price of 77.5% of principal, resulting in $46,500,000 in gross proceeds to the Company.

The Existing Notes are initially convertible into approximately 16,718,000 common shares at a conversion rate of 74.074 shares of the Company’s common stock per $1,000 principal amount of Existing Notes, which is equivalent to a conversion price of approximately $13.50 per share. The Existing Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the Existing Notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the Existing Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of the Company’s common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) the Company’s common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

Before May 10, 2010, the Company may not redeem the Existing Notes. On or after May 10, 2010, the Company may redeem any or all of the Existing Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the Existing Notes on or prior to the maturity date if the closing price of its common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the auto-conversion feature). If a holder elects to voluntary convert their Existing Notes or the Company elects to automatically convert some or all of the Existing Notes on or prior to May 10, 2010, the Company will pay additional interest to holders of Existing Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the Existing Notes from the last day interest was paid on the Existing Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in common shares of the Company, at the Company’s option. If the Company pays additional interest upon a voluntary conversion with its common shares, such shares will be valued at the conversion price that is in effect at that time. If the Company pays additional interest upon an automatic conversion with its common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

The additional interest payment described above, which may be issued upon conversion, is considered an embedded derivative under SFAS No. 133 and requires bifurcation from the host debt. The Company also considered the provisions of EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19”, and concluded that this is not conventional convertible debt.

In accordance with SFAS No. 133, the Company has separately accounted for the additional interest payment feature of the Existing Notes as an embedded derivative instrument, which is measured at fair value and classified on the accompanying consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivative are recognized in earnings. The derivative liability is revalued quarterly and changes in the fair value through either the date the additional interest payment provisions expire, at which the liability will be zero, or the date at which the additional interest payment provision is triggered, are recorded as other expense or income. For the purpose of accounting for the Existing Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature.

Convertible debt upon the exchange and new offering on May 1, 2007 consisted of the following (in thousands):

3.50% Convertible senior notes	$225,692
Discount on convertible notes	(50,781)
Embedded derivative	(3,077)

Total	$171,834

The additional Existing Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the Existing Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of September 30, 2008, the fair value of the derivative is approximately $4,000 which reflects a change in the fair value of approximately $63,000, which is included as gain on derivative in the accompanying consolidated statements of operations.

For the nine-month period ended September 30, 2008, the Company incurred approximately $5,911,000 in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized approximately $9,318,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,136,000 in new debt issuance costs.

Refer to Note 7(c) for a discussion of the Company’s ongoing 2008 Exchange Offer.

(b) Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, the Company, together with its wholly-owned subsidiary Guardian II Acquisition Corporation (“Guardian II”) (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (“Paul Capital”), including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

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

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company imputes interest expense associated with this liability using the effective interest rate method and has recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 19.58%. The Company recorded approximately $5,298,000 and $4,575,000 in interest expense related to this agreement in the nine-month periods ended September 30, 2008 and 2007, respectively. Through September 30, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement or (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a Put Event), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). During the term of the agreement through September 30, 2008, the Company and Guardian II have paid approximately $14,262,000 in royalty payments to Paul Capital. Upon a bankruptcy event, the terms of the Revenue Agreement require the Company and Guardian II to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. The Company initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of September 30, 2008, the fair value of the derivative is approximately $898,000 which reflects a change in the fair value of approximately $88,000 which has been recorded as a gain on derivative in the accompanying consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of the Company or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note shall become immediately due and payable. From inception of the Note Purchase Agreement, the Company exercised its option to add interest expense payable to the principal of the Note. As of September 30, 2008, the amount added to the principal was approximately $2,675,000. This amount is recorded as other long-term liabilities on the accompanying consolidated balance sheets.

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

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10,000,000, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of September 30, 2008. The Company agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to its Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to its Board of Directors by its shareholders. The director designated by Paul Capital shall resign and the Company shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of the Company’s Common Stock or securities convertible into its Common Stock; (2) if the Company owes Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by the Company under the terms of the Revenue Agreement first exceed 250% of the consideration paid to the Company by Paul Capital; or (4) if the amounts due by the Company pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to the Company’s Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of the Company’s Board of Directors in a nonvoting observer capacity.

The following table presents future maturities of the Company’s debt (in thousands):

Year-Ending December 31,
2008	$19
2009	13,338
2010	20,038
2011	189,627
2012	—
Thereafter	39,304

Total	$262,326

(c) 2008 Exchange Offering

On October 21, 2008, the Company announced an offer (the “Exchange Offer”) to exchange all of its outstanding 3.50% Convertible Senior Notes due 2011 for 12.50% Convertible Senior Notes due 2011 and shares of the Company’s common stock upon exchange in accordance with the terms contained in the Registration Statement on Form S-4 originally filed with the Securities Exchange Commission on September 10, 2008 and amended by Amendment No. 1 filed on October 8, 2008, Amendment No. 2 filed on October 21, 2008 and Amendment No. 3 filed on November 7, 2008. The Exchange Offer will expire at 11:59 p.m., New York City time, on November 21, 2008, unless extended or terminated by the Company. The consummation of the Exchange Offer is subject to certain customary conditions and subject to applicable law, the Company may, in its sole discretion, waive any condition applicable to the Exchange Offer or extend or terminate or otherwise amend the Exchange Offer. There is no guarantee that the Company will be able to complete the Exchange Offer or that a substantial number of the holders of our 3.50% Convertible senior notes 2011 will elect to participate in the Exchange Offer. If the Exchange Offer is consummated, the transaction will be accounted for as a troubled debt restructuring in accordance with FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”) and the Company expects to recognize a significant gain.

Pursuant to the terms of the Exchange Offer, for each $1,000 principal amount of the outstanding 3.50% Convertible Senior 2011 Notes, the Company would issue $400 principal amount of 12.50% Convertible Guaranteed Senior Notes due 2011 and shares of the Company’s common stock having a value equal to $100, based on the simple average of the daily volume-weighted average price of a share of the Company’s common stock on The NASDAQ Global Market for each of the five trading days prior to and including the second business day before the expiration date of the exchange offer; provided, that in no event would the Company issue more than 100 shares of its common stock per each $1,000 principal amount of the 3.50% Convertible Notes due in 2011 tendered, which reflects a minimum issue price of $1.00 per share.

(8) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed certain obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. As of September 30, 2008, the Company has recorded approximately $605,000 related to the potential minimum royalty obligation to Ethypharm. During the term of the agreement, the Company is obligated to pay Ethypharm a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for additional two year periods. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver API to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain.

(9) Supply Agreement for FACTIVE

The Company licenses from LG Life Sciences the right to develop and commercialize FACTIVE (gemifloxacin mesylate) tablets, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether the Company obtains patent extensions and the timing of its commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of its anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires the Company to achieve minimum gross sales level of $30 million from its licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008, which if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Based on data available at the time of this filing, including unaudited data from the Company’s logistics provider and sublicensees, the Company believes that it has achieved the minimum gross sales threshold level. L.G. Life Sciences plans to begin an audit of this data in the fourth quarter of 2008. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in its territory.

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

(10) Guarantor and Non-Guarantor Financial Information

Guardian II Acquisition Corporation (“Guarantor Subsidiary”), a wholly owned subsidiary of Oscient Pharmaceuticals Corporation (“Parent Company”), has guaranteed the notes to be issued in the proposed Exchange Offer discussed in Note 7c. As discussed in Note 7(b), Guarantor Subsidiary was formed during 2006 in connection with the Company’s acquisition of ANTARA. Separate financial statements and other disclosures concerning the Parent Company and Guarantor Subsidiary are not presented because Guarantor Subsidiary is 100% wholly owned by the Parent Company and will fully and unconditionally guarantee such debt. The following tables present consolidating financial information for the Parent Company, Guarantor Subsidiary and Non-Guarantor Subsidiary of Oscient Pharmaceuticals Corporation. The equity method of accounting is used to reflect investments of the Parent Company in its Guarantor and Non-Guarantor Subsidiaries. Costs and expenses are recorded by the entities on a specific basis, or where necessary, allocated based upon net revenues. All intercompany transactions are eliminated in consolidation. The Company is presenting the financial information of the Parent Company and Guarantor Subsidiary separately for the three- and nine-months ended September 30, 2008 and 2007 in accordance with Rule 3-10(e) of Regulation S-X.

Condensed Supplemental Consolidating Balance Sheet

As of September 30, 2008

(in thousands)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$11,064	$9,268	$4,446	$—	$24,778
Accounts receivable	1,964	6,483	—	—	8,447
Inventories, net	3,366	4,031	—	—	7,397
Intercompany receivable	12,574	—	—	(12,574)	—
Prepaid expenses and other current assets	3,955	693	5	—	4,653

Total current assets	32,923	20,475	4,451	(12,574)	45,275

Property and Equipment, net	669	—	—	—	669
Restricted cash	4,198	—	—	—	4,198
Other assets	4,130	324	—	—	4,454
Investment in subsidiaries	4,451	—		(4,451)	—
Intangible assets, net	52,499	51,573	—	—	104,072
Goodwill	59,604	16,387	—	—	75,991

Total Assets	$158,474	$88,759	$4,451	$(17,025)	$234,659

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of long-term obligations	$13,337	$—	$—	$—	$13,337
Accounts payable	10,078	2,534	—	—	12,612
Intercompany payable	—	50,237	—	(50,237)	—
Accrued expenses and other current liabilities	17,261	9,895		—	27,156
Current portion of accrued facilities impairment charge	3,182	—	—	—	3,182
Deferred revenue	364	—	—	—	364

Total current liabilities	44,222	62,666	—	(50,237)	56,651
Long-term liabilities:
Long-term obligations, net of current maturities	189,685	59,304	—	—	248,989
Noncurrent portion of accrued facilities impairment charge	5,269	—	—	—	5,269
Other long-term liabilities	4	4,452		—	4,456
Deferred revenue	—	—	—	—	—
Shareholders’ (Deficit) Equity:
Series B restricted common stock	—	—	—	—	—
Common stock	1,425	—	12	(12)	1,425
Additional paid-in-capital	416,856	23,136	4,359	(27,495)	416,856
Accumulated deficit	(498,987)	(60,799)	80	60,719	(498,987)

Total shareholders’ (deficit) equity	(80,706)	(37,663)	4,451	33,212	(80,706)

Total Liabilities and Stockholders’ (Deficit) Equity	$158,474	$88,759	$4,451	$(17,025)	$234,659

Condensed Supplemental Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$29,226	$13,693	$5,349	$—	$48,268
Notes receivable	486	—	—	—	486
Accounts receivable	4,444	10,588	—	—	15,032
Inventories, net	5,429	3,630	—	—	9,059
Intercompany receivable	26,240	—	—	(26,240)	—
Prepaid expenses and other current assets	1,777	1,087	22	—	2,886

Total current assets	67,602	28,998	5,371	(26,240)	75,731
Property and Equipment, net	807	—	—	—	807
Restricted cash	4,198	—	—	—	4,198
Other assets	5,230	355	—	—	5,585
Investment in subsidiaries	5,371	—	—	(5,371)	—
Intangible assets, net	56,075	54,828	—	—	110,903
Goodwill	60,573	16,387	—	—	76,960

Total Assets	$199,856	$100,568	$5,371	$(31,611)	$274,184

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of long-term obligations	$38	$—	$—	$—	$38
Accounts payable	7,582	2,680	—	—	10,262
Intercompany payable	—	46,903	—	(46,903)	—
Accrued expenses and other current liabilities	12,774	8,154	—	—	20,928
Current portion of accrued facilities impairment charge	2,128	—	—	—	2,128
Accrued restructuring charge	364	—	—	—	364

Total current liabilities	22,886	57,737	—	(46,903)	33,720
Long-term liabilities:
Long-term obligations, net of current maturities	193,730	59,129	—	—	252,859
Noncurrent portion of accrued facilities impairment charge	8,831	—	—	—	8,831
Other long-term liabilities	2,851	4,365	—	—	7,216
Deferred revenue	273	—	—	—	273
Shareholders’ (Deficit) Equity:
Series B restricted common stock	—	—	—	—	—
Common stock	1,389	—	12	(12)	1,389
Additional paid-in-capital	415,654	23,136	4,735	(27,871)	415,654
Accumulated deficit	(445,758)	(43,799)	624	43,175	(445,758)

Total shareholders’ (deficit) equity	(28,715)	(20,663)	5,371	15,292	(28,715)

Total Liabilities and Shareholders’ (Deficit) Equity	$199,856	$100,568	$5,371	$(31,611)	$274,184

Condensed Supplemental Consolidating Statements of Operations

(in thousands)

	For the nine-months ended September 30, 2008
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$11,351	$49,087	$—	$—	$60,438
Total costs and expenses	25,166	64,729	—	—	89,895

Loss from operations	(13,815)	(15,642)	—	—	(29,457)
Other income (expense):
Interest income	370	165	80	—	615
Interest expense	(17,595)	(7,053)	—	—	(24,648)
Gain on disposition of investment	412	—	—	—	412
Gain on derivative related to long-term debt	63	88	—	—	151
Loss from subsidiaries	(16,920)	—	—	16,920	—
Other Income	13	—	—	—	13

Net other (expense) income	(33,657)	(6,800)	80	16,920	(23,457)

(Loss) income before income tax	(47,472)	(22,442)	80	16,920	(52,914)
(Provision for) benefit from income tax	(5,757)	5,442	—	—	(315)

Net (loss) income	$(53,229)	$(17,000)	$80	$16,920	$(53,229)

	For the nine-months ended September 30, 2007
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$15,479	$39,201	$—	$—	$54,680
Total costs and expenses	30,900	55,923	—	—	86,823

Loss from operations	(15,421)	(16,722)	—	—	(32,143)
Other income (expense):
Interest income	1,420	425	137	—	1,982
Interest expense	(12,207)	(6,458)	—	—	(18,665)
Gain on disposition of investment	231	—	—	—	231
Gain on derivative related to long-term debt	2,800	—	—	—	2,800
Gain on exchange of convertible notes	30,824	—	—	—	30,824
Loss from subsidiaries	(17,455)	—	—	17,455	—
Other Income	112	—	—	—	112

Net other income (expense)	5,725	(6,033)	137	17,455	17,284

(Loss) income before income tax	(9,696)	(22,755)	137	17,455	(14,859)
(Provision for) benefit from income tax	(5,486)	5,163	—	—	(323)

Net (loss) income	$(15,182)	$(17,592)	$137	$17,455	$(15,182)

	For the three-months ended September 30, 2008
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$3,695	$18,092	$—	$—	$21,787
Total costs and expenses	7,944	20,955	—	—	28,899

Loss from operations	(4,249)	(2,863)	—	—	(7,112)
Other income (expense):
Interest income	61	34	16	—	111
Interest expense	(6,105)	(1,856)	—	—	(7,961)
Gain on disposition of investment	—	—	—	—	—
Gain on derivative related to long-term debt	16	21	—	—	37
Loss from subsidiaries	(2,811)	—	—	2,811	—
Other Income	3	—	—	—	3

Net other (expense) income	(8,836)	(1,801)	16	2,811	(7,810)

(Loss) income before income tax	(13,085)	(4,664)	16	2,811	(14,922)
(Provision for) benefit from income tax	(1,942)	1,837	—	—	(105)

Net (loss) income	$(15,027)	$(2,827)	$16	$2,811	$(15,027)

	For the three-months ended September 30, 2007
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$2,772	$12,796	$—	$—	$15,568
Total costs and expenses	8,720	21,684	—	—	30,404

Loss from operations	(5,948)	(8,888)	—	—	(14,836)
Other income (expense):
Interest income	529	172	70	—	771
Interest expense	(5,800)	(2,018)	—	—	(7,818)
Gain on disposition of investment	73	—	—	—	73
Gain on derivative related to long-term debt	2,406	—	—	—	2,406
Gain on exchange of convertible notes	—	—	—	—	—
Loss from subsidiaries	(8,618)	—	—	8,618	—
Other Income	15	—	—	—	15

Net other (expense) income	(11,395)	(1,846)	70	8,618	(4,553)

(Loss) income before income tax	(17,343)	(10,734)	70	8,618	(19,389)
(Provision for) benefit from income tax	(2,154)	2,046	—	—	(108)

Net (loss) income	$(19,497)	$(8,688)	$70	$8,618	$(19,497)

Condensed Supplemental Consolidating Statement of Cash Flows

	For the nine-months ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(20,034)	$(4,425)	$98	$—	$(24,361)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposition of invement	412	—	—	—	412
Purchase of property and equipment	(166)	—	—	—	(166)
(Increase)decrease in other assets	(35)	—	—	—	(35)
Distribution from subsidiary	1,000	—	—	(1,000)	—
Proceeds from notes receivable	486	—	—	—	486

Net cash provided by investing activities	1,697	—	—	(1,000)	697

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock under employee stock purchase plan	193	—	—	—	193
Distribution to parent	—	—	(1,000)	1,000	—
Payments on long-term obligations	(19)	—	—	—	(19)

Net cash provided by (used in) financing activities	174	—	(1,000)	1,000	174

NET INCREASE IN CASH AND CASH EQUIVALENTS	(18,163)	(4,425)	(902)	—	(23,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,227	13,693	5,348	—	48,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,064	$9,268	$4,446	$—	$24,778

	For the nine-months ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(32,513)	$7,217	$144	$—	$(25,152)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposition of invement	231	—	—	—	231
Purchase of property and equipment	(50)	—	—	—	(50)
Proceeds from sale of property and equipment	3	—	—	—	3
Decrease in restricted cash	2,482	—	—	—	2,482
Increase in other assets	(1,066)	(77)	—	—	(1,143)
Advances to subsidiary	(3,500)	—	—	3,500	—
Proceeds from notes receivable	632	—	—	—	632

Net cash used in investing activities	(1,268)	(77)	—	3,500	2,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes, net of issuance discount	41,524	—	—	—	41,524
Proceeds from exercise of stock options	17	—	—	—	17
Proceeds from issuance of stock under employee stock purchase plan	404	—	—	—	404
Advances from parent	—	—	3,500	(3,500)	—
Payments on long-term obligations	(28)				(28)

Net cash provided by financing activities	41,917	—	3,500	(3,500)	41,917

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,136	7,140	3,644	—	18,920
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,048	9,495	2,653	—	38,196

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,184	$16,635	$6,297	$—	$57,116

(11) Subsequent Event

Notice of De-listing

On October 3, 2008, the Company received a notification from The NASDAQ Listings Qualifications of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, the Company’s market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008 the Company received notification from NASDAQ that given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price (“Rule Suspension”). As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the suspension period. NASDAQ will not take any action to delist any security for these concerns during the suspension period, which will remain in effect through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009. Under the Rule Suspension, the Company will now have until April 7, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If the Company does not regain compliance with the MVPHS requirement by April 7, 2009, the Company will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present its plan to regain compliance with the MVPHS requirement.

If the Company’s efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive days before April 7, 2009 as a result of the Rule Suspension, the Company will regain compliance with respect to the MVPHS requirement. In the event the Company does not regain compliance, it may appeal the determination to the Panel. In the event that the Company fails to regain compliance and is unsuccessful in an appeal to the Panel, the Company’s securities will be delisted from The NASDAQ Global Market. In the event that the Company’s securities are delisted from The NASDAQ Global Market, the Company may not be able to meet the requirements necessary for its common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. If such event in (i) or (ii) above occurred, holders of the Company’s existing 3.50% Convertible Senior Notes due 2011 have, and holders of the proposed new notes (as described in the Exchange Offer in Note 7(c)) will have, the right to require the Company to repurchase for cash the outstanding principal amount of the existing 3.50% Convertible Senior Notes due 2011 and the proposed new notes, as applicable, plus accrued and unpaid interest through such date. There is currently approximately $225.7 million principal amount of existing 3.50% Convertible Senior Notes due 2011 outstanding. The Company may not have sufficient cash or be able to raise sufficient additional capital to repay the existing 3.50% Convertible Senior Notes due 2011 or any proposed new notes, as applicable, if requested to be repurchased by the holders.

Amendment of Revenue Interests Assignment Agreement

On November 5, 2008, the Company, along with its wholly-owned subsidiary Guardian II entered into a First Amendment (the “Amendment”) to the Revenue Agreement with Paul Capital. The effectiveness of the Amendment is contingent upon, among other closing conditions, the closing of the Company’s pending Exchange Offer.

The Amendment provides that Paul Capital will consent to the grant by Guardian II of a second-ranking security interest in and to the assets of Guardian II to secure Guardian II’s guarantee of the notes that will be issued in the Exchange Offer. Guardian II granted a first priority security interest to Paul Capital in 2006 in substantially all of its assets in order to secure the obligations of the Company and Guardian II under the Revenue Agreement and the Note Purchase Agreement dated July 21, 2006.

Under the terms of the Amendment, in the event that the sum of the net sales of ANTARA and FACTIVE in the U.S. and the gross margin received by the Company from sales of FACTIVE outside of the U.S. (for which the definition of net revenues has been expanded to include in this Amendment) is less than 85% of certain specified annual sales thresholds, then Paul Capital will be entitled to (i) an increase from 9% to 12% in the applicable royalty percentage payable on the first $75 million of sales of such products in the applicable year, and (ii) an increase from 6% to 8% in the applicable royalty percentage payable on net sales of such products in excess of $75 million and less than $150 million in the applicable year. The specified sales thresholds are $115 million in 2009, $135 million in 2010, $150 million in 2011 and $175 million thereafter through the term. Furthermore, the Amendment provides that in the event that the Company fails to achieve the specified sales threshold in any applicable year, the increased applicable royalty percentage shall also be payable on the net sales of any future drug products acquired or in-licensed by the Company or its subsidiaries. The increase in the applicable percentage payable on net sales shall be limited to a maximum payment to Paul Capital of $2.25 million per year and $15 million during the term of the Revenue Agreement, and in no event shall such payment exceed the amount which Paul Capital would have received in the applicable year had the specified sales threshold for that year been achieved.

The Amendment also provides that in the event that the Company or its subsidiaries acquires or in-licenses additional drug products, the Company shall make a one-time milestone payment to Paul Capital of $1.25 million on the second anniversary of the Company’s first commercial sale of any such product.

Under the terms of the Amendment, in the event that Paul Capital and the Company determine that the fair market value of the collateral in which Paul Capital has been granted a security interest by Guardian II is less than the Put/Call Price (see Note 7b), the Company will elect, in its sole discretion, to either grant Paul Capital a security interest in 25% of each additional drug product acquired or in-licensed by the Company or its subsidiaries, or pay Paul Capital $1.5 million on the second year anniversary of the Company’s first commercial sale of each such product.

The Amendment also provides that any acceleration or failure to pay the notes to be issued in the Exchange Offer shall be considered a Put Event (see Note 7b).

Upon the effectiveness of the Amendment the Company will issue to Paul Capital (i) a $2.0 million aggregate principal amount note which will be substantially identical to the notes issued in the Exchange Offer, and (ii) 500,000 shares of the Company’s common stock. The Company also has granted certain registration rights to Paul Capital with respect to the note and the shares. Additionally, upon the effectiveness of the Amendment, the Company agreed to amend the exercise price of the Common Stock Purchase Warrant dated August 18, 2006 issued to Paul Capital to purchase 288,018 shares of the Company’s common stock to be equal to the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date immediately preceding the closing of the Exchange Offer.

The effectiveness of the Amendment is contingent upon, among other things, Paul Capital entering into an intercreditor agreement governing the rights between Paul Capital’s first ranking security interest and the second ranking security interest, Guardian II entering into a security agreement granting the second ranking security interest and the closing of the Exchange Offer.

If the Exchange Offer is consummated, it will be accounted for as a troubled debt restructuring in accordance with SFAS No. 15. The Company will record any cost associated with the Amendment (including repricing of warrants and issuance of new common shares) as an offset to the gain on restructuring. However, any contingently determinable costs associated with this Amendment will be expensed when considered probable and reasonably estimable.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein related to our anticipated revenue increases for the fiscal year December 31, 2008, the relative contributions of ANTARA and FACTIVE to such revenues and the potential impact of wholesaler year-end buying patterns on such anticipated revenues, our anticipated cash utilization and the sufficiency of our cash resources, our discount and rebate programs for ANTARA and FACTIVE, the possible partnering or other strategic opportunities for the development of Ramoplanin, our plans to work with the FDA to implement any necessary changes to the FACTIVE labeling, the potential marketing approval of FACTIVE in Europe, the possibility of acquiring additional products, our ability to raise additional funds and/or refinance our maturing and existing debt and to fund operations, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.

These statements represent, among other things, the expectations, beliefs, plans and objectives of management and assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Overview

Oscient Pharmaceuticals Corporation (“we”, “us”, the “Company” or “Oscient”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (FDA)-approved products in the United States. Our strategy is to grow the sales of our existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. We have developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

We currently market two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. We license the rights to ANTARA from Ethypharm S.A. of France (“Ethypharm”) and began promoting ANTARA in late August 2006. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”). We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (“LG Life Sciences”) and launched FACTIVE in the U.S. market in September 2004.

We have incurred significant operating losses in the past. As of September 30, 2008, we had an accumulated deficit of approximately $499 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

Exchange Offer

On October 21, 2008 we announced an offer to exchange all of our outstanding 3.50% Convertible Senior Notes due 2011 for 12.50% Convertible Guaranteed Secured Notes due 2011 and shares of our common stock. For a description of the exchange offer, refer to “Liquidity and Capital Resources”—“The Exchange Offer”.

Notice of Delisting

On October 3, 2008, we received a notification from The NASDAQ Listings Qualifications of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, the Company’s market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008, we received notification from NASDAQ that given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price, effective immediately (“Rule Suspension”). As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the suspension period. NASDAQ will not take any action to delist any security for these concerns during the suspension period, which will remain in effect through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009. Under the Rule Suspension, we will now have until April 7, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If we do not regain compliance with the MVPHS requirement by April 7, 2009, we will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present our plan to regain compliance with the MVPHS requirement.

If our efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive business days before April 7, 2009, as a result of the Rule Suspension, we will regain compliance with respect to the MVPHS requirement. In the event we do not regain compliance, we may appeal the staff determination to the Panel. In the event that we fail to regain compliance and are unsuccessful in an appeal to the Panel, our securities will be delisted from The NASDAQ Global Market. In the event that our securities are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for our common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. If such event in (i) or (ii) above occurred, holders of our existing 3.50% Convertible Senior Notes due 2011 have, and holders of any new notes issued in the proposed Exchange Offer will have, the right to require us to repurchase for cash the outstanding principal amount of the existing 3.50% Convertible Senior Notes due 2011 and any new notes issued in the proposed Exchange Offer, as applicable, plus accrued and unpaid interest through such date. There is currently approximately $225.7 million principal amount of existing 3.50% Convertible Senior Notes due 2011. We may not have sufficient cash or be able to raise sufficient additional capital to repay the existing 3.50% Convertible Senior Notes due 2011 or any new notes issued in the proposed Exchange Offer, as applicable, if requested to be repurchased by the holders.

ANTARA

ANTARA is a once-daily formulation of fenofibrate approved for use in combination with a diet restricted in saturated fat and cholesterol to reduce elevated LDL-C (“bad” cholesterol), triglyceride and apolipoprotein B (free floating fats in the blood) levels and to increase HDL-C (“good” cholesterol) in adult patients with high cholesterol or an abnormal concentration of lipids in the blood. Following oral administration, fenofibrate is rapidly hydrolyzed to its active metabolite, fenofibric acid. Fenofibrate products work primarily to lower triglycerides and increase HDL-C, which makes the drug an attractive alternative for those patients whose LDL-C is well controlled. ANTARA received FDA approval in November 2004. We began marketing ANTARA in 43 mg and 130 mg doses in August 2006.

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (Reliant) for $78.0 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA. Under the terms of one of the licenses we assumed related to ANTARA, we are obligated to make certain royalty payments on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. Under the terms of our acquisition of ANTARA we were also assigned rights to an exclusive license from Ethypharm S.A. (“Ethypharm”). Pursuant to the Ethypharm license, in order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively Ethypharm may elect to convert our exclusive license to a non-exclusive; however we would then have the option to compensate Ethypharm for any shortfall to maintain the exclusive license. As of September 30, 2008, we have recorded approximately $605,000 related to the potential minimum royalty obligation to Ethypharm. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver active pharmaceutical ingredient (API) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include funding a portion of the API safety stock that Ethypharm is required to maintain.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the New Drug Application (“NDA”), and the Investigational New Drug application (“IND”), covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. We also assumed certain of Reliant’s liabilities relating to the ANTARA products.

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

FACTIVE

Overview

FACTIVE was approved by the FDA in 2003 for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”), and acute bacterial exacerbations of chronic bronchitis (“AECB”).

We license from LG Life Sciences of the Republic of Korea (“LG Life Sciences”) the right to develop and commercialize FACTIVE (gemifloxacin) tablets, a novel fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country.

In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country. On May 30, 2008, we received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”) notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA to market a generic version of FACTIVE in the U.S. As part of its ANDA filing Orchid submitted a Paragraph IV certification alleging that eight of the nine FDA Orange Book listed patents relating to FACTIVE are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the generic version of the product. Orchid has not, however, included a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the Orange Book and expires in June 2015. Accordingly the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015. We have not commenced a lawsuit against Orchid relating to these eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, we believe that we will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid at that time.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. Based on data available at the time of this filing, including unaudited data from our logistics provider and sublicensees, we believe that we have achieved the minimum gross sales threshold level. LG Life Sciences plans to begin an audit of this data in the fourth quarter of 2008. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

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

Commercialization and Development

With respect to additional development initiatives, we completed a clinical trial designed to demonstrate that a five-day course of FACTIVE for the treatment of mild to moderate CAP is as effective as the previously approved seven-day course of treatment. On September 21, 2006, we received an approvable letter from the FDA for the supplemental New Drug Application (“sNDA”) seeking approval for the five-day treatment of CAP with FACTIVE tablets. In accordance with the letter, we provided clarification and additional interpretation regarding certain data included in the application to assist the FDA in its evaluation. On May 1, 2007, the FDA approved FACTIVE for the five-day treatment of CAP.

As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis (“ABS”) were completed, and, in November 2005, we filed an sNDA for ABS. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA. In November 2006, we voluntarily withdrew our sNDA seeking approval of the ABS indication.

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (“Pfizer Mexico”), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The up-front payment has been recognized as revenue over the term of our continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after August 2007, the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and ABS.

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

We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (“Menarini”), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union. We have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the API for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to us or our designee. In the first quarter of 2008, Menarini submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis.

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Warnings regarding the risk of tendon related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also required that all manufacturers of fluoroquinolones submit a Medication Guide. We have finalized the changes to the package insert and Medication Guide as required by FDA to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE. We have also submitted a proposed Risk Evaluation and Mitigation Strategy (“REMS”) as required by FDA of all sponsors of fluoroquinolone products to ensure patients’ safe and effective use of such products.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with AECB and CAP. This study included patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 and was completed in February 2007. The final report of the utilization study was submitted to the FDA in March of 2008. In the future, we need only to provide the FDA with annual reports containing safety information.

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

Ramoplanin

We have a novel, late-stage investigational antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease, or CDAD. In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (“Vicuron”), a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full rights to the manufacturing, development and commercialization of Ramoplanin.

In December 2005, we agreed with the FDA to a Special Protocol Assessment (“SPA”) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building revenues for our products promoted to community-based physicians in the United States and are currently seeking to out-license, co-develop or sell our rights to Ramoplanin to a partner. Because the Special Protocol Assessment was agreed to by the FDA in 2005, we cannot guarantee that the FDA will continue to regard it as binding on the agency if and when we or a prospective partner re-initiates the Ramoplanin clinical development process.

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

Product Returns

Factors that are considered in our estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to, and twelve months subsequent to, the expiration date of our product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of September 30, 2008 and December 31, 2007, our product return reserve was approximately $4,040,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the balance of the cash discounts reserve was approximately $150,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of September 30, 2008 and December 31, 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $4,908,000 and $4,263,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above and adjusted accordingly. Considering the estimates made by us, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, we have initiated four voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for the current voucher rebate programs were estimated based upon the actual redemption rates on our similar completed programs. This reserve is evaluated on a quarterly basis, assessing each of the factors described above and adjusted accordingly. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of September 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $845,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. This reserve is evaluated on a quarterly basis, assessing each of the factors described above and adjusted accordingly. In October 2007, we initiated a voucher rebate program whereby we offered a point-of-sale rebate to retail customers. This program ended April 30, 2008. In April 2008 and July 2008, we initiated additional voucher rebate programs whereby we offered a point-of-sale rebate to retail consumers. These programs expire on October 15, 2008 and April 30, 2009, respectively. As of September 30, 2008 and December 31, 2007, the balance of the liabilities for these voucher programs totaled approximately $1,038,000 and $1,396,000, respectively.

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

During 2007, events and circumstances, primarily a reduction in projected long-term cash flows, indicated that the FACTIVE intangible asset could become impaired. However, at December 31, 2007, our estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and therefore the assets are not impaired. We reviewed our cash flow projections as of September 30, 2008, which indicated that the carrying amounts are expected to be recovered and therefore the intangible assets of FACTIVE are not impaired. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near-term resulting in the need to write-down the intangible asset associated with FACTIVE to fair value. Our estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated domestic sales growth, the ability to significantly penetrate international markets and the ability to satisfy our minimum requirements under the agreement with the licensor, LG Life Science.

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

As of September 30, 2008, we do not believe that any of our long-lived assets, goodwill, and other intangible assets are impaired.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Such amounts have been reduced by our estimate of forfeitures on all unvested awards. Stock-based compensation expense primarily relates to stock options, restricted stock, and stock issued under our employee stock purchase plan (“ESPP”).

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rates, expected life of the option, and dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected life of options used for the nine-month period ended September 30, 2008 ranged from 5.59 to 5.84 years. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the nine-month period ended September 30, 2008 was between 60.86% and 65.48%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the nine-month period ended September 30, 2008 was between 2.71% and 3.61%. We have not paid and do not expect to pay any dividends; as a result, our dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 21.39% to all unvested options as of September 30, 2008. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Stock compensation expense recorded in the nine-month periods ended September 30, 2008 and 2007 was $1,044,000 and $2,043,000 respectively. The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards.

As of September 30, 2008, we estimate there is approximately $2,470,000 of total unrecognized compensation cost related to unvested share based awards. These costs are expected to be recognized over a weighted average remaining requisite service period of 1.43 years. We expect approximately 838,000 in unvested options to vest at some point in the future. The value of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently in the process of studying the impact of this standard on our financial accounting and reporting.

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

Accounting for Collaborative Arrangements

In November 2007, EITF issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of EIFT No. 07-01, but do not currently believe that it will have a material impact on our results of operations, financial position or cash flows.

Accounting for Convertible Debt Instruments that may be Settled Upon Conversion

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, FSP ABP 14-1 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. We have not yet completed our evaluation of FSP APB 14-1, but we do not currently believe that it will have a material impact on our results of operations, financial position or cash flows.

Results of operations

Three-Month Period Ended September 30, 2008 and September 30, 2007

Revenues

Total revenues increased 40% to approximately $21,787,000 for the three-month period ended September 30, 2008 from approximately $15,568,000 for the three-month period ended September 30, 2007.

Product sales increased 40% to approximately $21,695,000 for the three-month period ended September 30, 2008 from approximately $15,457,000 for the three-month period ended September 30, 2007 due to higher volume of ANTARA shipments during the quarter of approximately $5,297,000 and by a slight increase in shipments of FACTIVE of approximately $941,000 due to the retail stocking program that was initiated in July 2008, and concluded during the third quarter.

Other revenues decreased 17% to approximately $92,000 for the three-month period ended September 30, 2008 from approximately $111,000 for the three-month period ended September 30, 2007. In the three-month periods ended September 30, 2007 and 2008, other revenue was comprised of amortization of upfront license fees previously received from each of Pfizer Mexico and Menarini, respectively. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses decreased 5% to approximately $28,899,000 for the three-month period ended September 30, 2008 from approximately $30,404,000 for the three-month period ended September 30, 2007.

Cost of product sales decreased 11% to approximately $7,082,000 for the three-month period ended September 30, 2008 from approximately $7,929,000 for the three-month period ended September 30, 2007 primarily resulting from a write-down of obsolete inventory in the third quarter of 2007. Our overall gross product margin at September 30, 2008 and 2007, including amortization of intangible assets was 68% and 49%, respectively. The increase in margin is the result of an increase in shipment of ANTARA capsules which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $1,192,000 of amortization of intangibles assets associated with FACTIVE for each of the three-month periods ended September 30, 2008 and 2007, respectively, as well as approximately $1,085,000 of amortization of intangible assets associated with ANTARA for each of the three-month periods ended September 30, 2008 and 2007, respectively.

Research and development expenses decreased 54% to approximately $680,000 for the three-month period ended September 30, 2008 from approximately $1,476,000 for the three-month period ended September 30, 2007. Research and development expenses primarily consist of salaries and related expenses for regulatory personnel. Other research and development expenses include fees paid to consultants and outside service providers. The decrease is primarily due to higher direct project costs in the three-months ended September 30, 2007 pertaining to FACTIVE development costs in association with our License, Supply, and Marketing Agreement with Menarini. As of September 30, 2008, there were no ongoing clinical trials and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 4% to approximately $18,263,000 for the three-month period ended September 30, 2008 from approximately $17,632,000 for the three-month period ended September 30, 2007. This increase is a result of increased costs relating to publication and physician meetings as they relate to the promotion of ANTARA and FACTIVE of approximately $835,000, increased costs associated with travel and meeting expenses of approximately $462,000 associated with marketing and promoting ANTARA and FACTIVE as well as regional and national sales and training programs, higher payroll related expenses of approximately $119,000 due to lower territory vacancies in 2008, as well as higher consulting expenses of approximately $148,000 related to market data analysis. These increases were offset by decreased expenses associated with special promotional programs for ANTARA and FACTIVE of approximately $574,000, decreased samples expense of approximately $453,000, and decreases in other sales and marketing expenses of approximately $94,000. We are currently examining ways to reprioritize and reduce our expenses in subsequent quarters.

General and administrative expenses decreased 15% to approximately $2,874,000 for the three-month period ended September 30, 2008 from approximately $3,367,000 for the three-month period ended September 30, 2007. The decrease is a result of decreases in payroll related expenses of approximately $761,000, decrease in stock-based compensation of approximately $166,000, decreases in legal fees of approximately $276,000, and decrease in other general and administrative expenses of approximately $70,000. These decreases were partially offset by increases in consulting costs of approximately $533,000 associated with business development activities and increases in audit fees of approximately $247,000.

Other Income and Expense

Interest income decreased 86% to approximately $111,000 for the three-month period ended September 30, 2008 from approximately $771,000 for the three-month period ended September 30, 2007 reflecting lower cash balances and lower interest rate yields from investments during the quarter ended September 30, 2008.

Interest expense increased 2% to approximately $7,961,000 for the three-month period ended September 30, 2008 from approximately $7,818,000 for the three-month period ended September 30, 2007 due to higher costs related to non-cash interest expense of approximately $53,000, higher interest expense related to financing with Paul Capital of approximately $124,000 offset by lower interest expense related to convertible debt balances of approximately $34,000. For the three-month period ended September 30, 2008, interest expense primarily consisted of the following:

3.50% Convertible senior promissory notes	$1,982
Accretion of bond discount	3,128
5% Convertible promissory notes	206
Revenue interest assignment	1,473
12% Senior secured note	660
Amortization of deferred financing costs	389
Other	123

$7,961

Gain on derivatives related to long-term debt decreased 98% to approximately $37,000 for the three-month period ended September 30, 2008 from approximately $2,406,000 for the three-month period ended September 30, 2007. This is a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $16,000 and approximately $21,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

Nine-Month Periods Ended September 30, 2008 and September 30, 2007

Revenues

Total revenues increased 11% to approximately $60,438,000 for the nine-month period ended September 30, 2008 from approximately $54,680,000 for the nine-month period ended September 30, 2007.

Product sales increased 13% to approximately $60,156,000 for the nine-month period ended September 30, 2008 from $53,262,000 for the nine-month period ended September 30, 2007 due to higher ANTARA sales of approximately $9,886,000, offset by lower FACTIVE sales of approximately $2,992,000 due to lower gross shipments in connection with emphasis in sales focus and promotional efforts toward ANTARA in 2008.

Other revenues decreased 80% to $282,000 for the nine-month period ended September 30, 2008 from $1,418,000 for the nine-month period ended September 30, 2007. During 2007, the Company received a milestone payment of $1,000,000 from Abbott Canada relating to regulatory approval of FACTIVE in Canada and amortization of upfront license fees from each of Pfizer Mexico and Menarini, respectively. During the nine-month period ended September 30, 2008, the Company did not receive any milestone payments. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 4% to approximately $89,895,000 for the nine-month period ended September 30, 2008 from approximately $86,823,000 for the nine-month period ended September 30, 2007.

Cost of product sales decreased 12% to approximately $20,445,000 for the nine-month period ended September 30, 2008 from $23,274,000 for the nine-month period ended September 30, 2007. Our overall gross product margin, including amortization of intangible assets, was approximately 66% and 56% for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules, which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $3,575,000 of amortization of intangibles assets associated with FACTIVE for each of the nine-month periods ended September 30, 2008 and 2007, respectively, as well as approximately $3,256,000 of amortization of intangible assets associated with ANTARA for each of the nine-month periods ended September 30, 2008 and 2007, respectively.

Research and development expenses decreased 40% to approximately $2,544,000 for the nine-month period ended September 30, 2008 from approximately $4,273,000 for the nine-month period ended September 30, 2007. This decrease is primarily due to completion of the enrollment of the 7,500 patients in February 2007 in a FACTIVE post-marketing trial. The Company’s total costs related to this trial were completed by the end of the second quarter of 2007. Research and development expenses primarily consist of salaries and related expenses for regulatory personnel. Other research and development expenses include fees paid to consultants and outside service providers. As of September 30, 2008, there were no ongoing clinical trials and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 14% to approximately $56,205,000 for the nine-month period ended September 30, 2008 from approximately $49,436,000 for the nine-month period ended September 30, 2007. This increase is primarily a result of increased costs relating to publication and physician meetings as they relate to the promotion of ANTARA and FACTIVE of approximately $3,856,000, increased costs associated with travel and meeting expenses of approximately $2,259,000 associated with marketing and promoting ANTARA and FACTIVE as well as regional and national sales and training programs, higher payroll related expenses of approximately $48,000 due to lower territory vacancies in 2008, higher consulting expenses of approximately $529,000 related to market data analysis, as well as higher samples expenses of approximately $218,000. These increases were offset by decreased expenses associated with special promotional programs for ANTARA and FACTIVE of approximately $281,000 and decreases in other sales and marketing expenses of approximately $140,000.

General and administrative expenses increased 9% to approximately $10,701,000 for the nine-month period ended September 30, 2008 from approximately $9,840,000 for the nine-month period ended September 30, 2007. The increase is a result of financial advisory and consulting fees of approximately $1,292,000, increased legal fees of approximately $340,000, and increased accounting fees of approximately $358,000, all related to business development activities. These increases were offset by a decrease in payroll related expenses of approximately $772,000, and stock based compensation expense of approximately $357,000.

Other Income and Expense

Interest income decreased 69% to approximately $615,000 for the nine-month period ended September 30, 2008 from approximately $1,982,000 for the nine-month period ended September 30, 2007 reflecting lower overall cash balances and lower interest rate yields on investments.

Interest expense increased 32% to approximately $24,648,000 for the nine-month period ended September 30, 2008 from approximately $18,665,000 for the nine-month period ended September 30, 2007 due to higher costs related to non-cash interest expense of approximately $4,519,000, higher interest expense related to financing with Paul Capital of approximately $836,000 and higher interest expense related to higher convertible debt balances of approximately $628,000. For the nine-month period ended September 30, 2008, interest expense primarily consisted of the following:

3.50% Convertible senior promissory notes	$5,911
Accretion of bond discount	9,318
5% Convertible promissory notes	610
Revenue interest assignment	5,298
12% Senior secured note	1,962
Amortization of deferred financing costs	1,167
Other	382

$24,648

Gain on disposition of investment increased 78% to approximately $412,000 for the nine-month period ended September 30, 2008 from approximately $231,000 for the nine-month period ended September 30, 2007 due to additional proceeds related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

We recorded a one-time non-cash gain on exchange of convertible notes of approximately $30.8 million for the nine-month period ended September 30, 2007 resulting from the issuance of approximately $225.7 million of 3.5% convertible senior notes due 2011 in connection with the exchange and tender of approximately $151.9 million of our previously-outstanding 3 1/2% senior convertible promissory notes due 2011 and the exchange and tender of approximately $9.0 million of our previously-outstanding 5% convertible promissory notes due 2009.

Gain on derivatives related to long-term debt decreased 95% to approximately $151,000 for the nine-month period ended September 30, 2008 from approximately $2,800,000 for the nine-month period ended September 30, 2007. This is a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $63,000 and approximately $88,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale of debt and equity securities, including royalty-based financing arrangements, product discovery alliances, and the sale of ANTARA capsules and FACTIVE tablets.

As of September 30, 2008, we had total cash, cash equivalents, and restricted cash of approximately $28,976,000, which includes approximately $4,198,000 in restricted cash. We believe that based on our available capital, anticipated cash used in operations and our ability to manage expenses, the cash on hand as of September 30, 2008, is sufficient to fund continuing operations to February 2009. We will need to raise additional capital through the issuance of debt or equity securities and/or refinance our existing debt. Our principal liquidity needs are to meet our working capital requirements and operating expenses, re-pay our outstanding debt obligations, including payment of the $16,737,000 of principal and accrued interest outstanding at September 30, 2008 on the 2009 Notes which is due February 6, 2009. We cannot guarantee that financing sources will be available on favorable terms or at all and/or that we will be able refinance our existing debt. If we are unable to refinance our debt or raise sufficient additional capital in a timely manner, we will have to scale back or cease our operations or take other measures to significantly reduce expenses which will have a material adverse effect on our business. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

On October 21, 2008 the Company announced an offer to exchange all of its outstanding 3.50% Senior Convertible Notes due 2011 for 12.50% Convertible Senior Guaranteed Secured Notes due 2011 and shares of the Company’s common stock. For a description of the exchange offer, refer to “The Exchange Offer” below.

Cash Flows

Our operating activities used cash of approximately $24,361,000 and $25,152,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Cash used in our operating activities for nine-month period ended September 30, 2008 was primarily a result of our net loss of approximately $53,229,000 along with non-cash items such as depreciation and amortization expenses of approximately $7,135,000, non-cash interest expense of approximately $10,867,000, stock-based compensation expense of approximately $1,044,000, a non-cash gain from the change in fair value of a derivative of approximately $151,000, a gain on disposition of investment of approximately $412,000 and provision for excess and obsolete inventories of approximately $344,000. Additionally, cash used in our operating activities includes, decreases in accrued facilities impairment liability of approximately $1,847,000 related to payments made in connection with our South San Francisco facility, decreases in deferred revenue of approximately $273,000 as a result of recognizing Menarini revenues received from an up-front license payment, and increases in prepaid expenses and other current assets of approximately $1,767,000 primarily resulting from increases in costs associated with the refinancing of current debt. These uses of cash were partially offset by decreases in accounts receivable of approximately $6,585,000 resulting from higher collections on customer balances as of September 30, 2008, increases in accounts payable of approximately $2,349,000 as a result of timing of vendor payments, decreases in inventory of approximately $1,318,000 resulting from tighter inventory management controls, increases in accrued other long-term liabilities of approximately $1,307,000 primarily resulting from the accrual of interest on the $20,000,000 Note Purchase Agreement with Paul Capital, and increases in accrued expenses and other liabilities of approximately $2,369,000 primarily pertaining to reserves on FACTIVE and ANTARA voucher rebate programs.

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

Our investing activities provided cash of approximately $697,000 and $2,155,000 for the nine-month period ended September 30, 2008 and 2007, respectively. Cash provided by our investing activities for the nine-month period ended September 30, 2008 was primarily related to proceeds from repayment of notes receivable of approximately $486,000 and proceeds from the disposition of investment of approximately $412,000, offset by purchases of property and equipment of approximately $166,000 and increases in other assets of approximately $35,000. Cash provided by our investing activities for the nine-month period ended September 30, 2007 was primarily related to a decrease of approximately $2,482,000 in restricted cash, proceeds from notes receivable of approximately $632,000 and proceeds from the disposition of investment of approximately $231,000. These cash proceeds were partially offset by an increase in other assets of approximately $1,143,000.

Our financing activities provided cash of approximately $174,000 and $41,917,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. Cash provided by our financing activities for the nine-month period ended September 30, 2008 was primarily due to proceeds from the issuance of 77,078 shares of stock under the employee stock purchase plan of approximately $193,000 offset by payments on long-term obligations of approximately $19,000. Cash provided by our financing activities for the nine-month period ended September 30, 2007 was primarily due to the net proceeds from the issuance of notes from the debt exchange transaction of approximately $41,524,000, exercise of 4,980 stock options for approximately $17,000, and proceeds from the issuance of 95,045 shares of stock under the employee stock purchase plan of approximately $404,000, offset by payments on long-term obligation of approximately $28,000.

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

Our Outstanding Debt Obligations and Equity Financings

On February 6, 2004, in connection with our merger with Genesoft, we issued approximately $22,310,000 in principal amount of our 5% convertible five-year promissory notes due February 6, 2009 (the “2009 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 2009 Notes outstanding at September 30, 2008 which have been classified as short-term obligations on the consolidated balance sheets. The 2009 Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share.

On June 26, 2004, we issued $152,750,000 in principal amount of our 3 1/2% senior convertible promissory notes due in April 2011 (the “Original 2011 Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the Original 2011 Notes outstanding at September 30, 2008. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share. We may not redeem the outstanding Original 2011 Notes at our election before May 10, 2010. After this date, we can redeem all or a part of the Original 2011 Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the Original 2011 Notes is identical to the right of repurchase under the Existing Notes (defined below) and is described below.

In May 2007, we completed (i) an exchange offer with certain holders of the Original 2011 Notes in which we exchanged $151,921,000 aggregate principal amount of our new 3.50% Convertible Senior Notes due 2011 (the “Existing Notes”) for $151,921,000 aggregate principal amount of our then outstanding Original 2011 Notes; and (ii) an exchange offer with holders of the 2009 Notes in which we exchanged approximately $10,574,000 aggregate principal and accrued interest amount of our then outstanding 2009 Notes for approximately $13,746,000 aggregate principal amounts of the Existing Notes. We also issued an additional $60,000,000 of Existing Notes to the public for cash at a public offering price of 77.5% of principal, resulting in $46,500,000 in gross proceeds to us.

The Existing Notes are initially convertible into approximately 16,718,000 common shares at a conversion rate of 74.074 of our common shares per $1,000 principal amount of Existing Notes, which is equivalent to a conversion price of approximately $13.50 per common share. The Existing Notes are convertible at any time by the holder. In the event of a “fundamental change,” holders of the Original 2011 Notes and the Existing Notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the Original 2011 Notes and the Existing Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of our common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) our common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices.

Before May 10, 2010, we may not redeem the Existing Notes. On or after May 10, 2010, we may redeem any or all of the Existing Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the Existing Notes on or prior to the maturity date if the closing price of our common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the “auto-conversion feature”). If a holder elects to voluntary convert their Existing Notes or we elect to automatically convert some or all of the Existing Notes on or prior to May 10, 2010, we will pay additional interest to holders of Existing Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the Existing Notes from the last day interest was paid on the Existing Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in our common shares, at our option. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

The additional Existing Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to the Existing Notes, of approximately $6,057,000 are being amortized to interest expense, on a straight-line basis over the 48 month period to maturity of the notes. As of September 30, 2008, the fair value of the derivative is approximately $4,000 which reflects a change in the fair value of approximately $63,000 which is included as a gain on derivative in the consolidated statements of operations.

For the nine-month period ended September 30, 2008, we incurred approximately $5,911,000 in interest expense on our convertible debt, which is payable on a semi-annual basis. Additionally, we amortized approximately $9,318,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,136,000 in new debt issuance costs.

Exchange Offer

On October 21, 2008, we announced an offer (the “Exchange Offer”) to exchange all of our outstanding 3.50% Convertible Senior Notes due 2011 for our 12.50% Convertible Senior Notes due 2011 and shares of our common stock upon exchange in accordance with the terms contained in the Registration Statement Form S-4 originally filed with the Securities Exchange Commission on September 10, 2008 and amended by Amendment No. 1 filed on October 8, 2008, Amendment No. 2 filed on October 21, 2008 and Amendment No. 3 filed on November 7, 2008. The Exchange Offer will expire at 11:59 p.m., New York City time, on November 21, 2008, unless extended or terminated by us. The consummation of the Exchange Offer is subject to certain customary conditions and subject to applicable law, we may, in our sole discretion, waive any condition applicable to the Exchange Offer or extend or terminate or otherwise amend the Exchange Offer. There is no guarantee that we will be able to complete the Exchange Offer or that a substantial number of the holders of our 3.50% Convertible Senior Notes due 2011 will elect to participate in the Exchange Offer.

Pursuant to the terms of the Exchange Offer, for each $1,000 principal amount of the outstanding 3.50% Convertible Senior 2011 Notes, we would issue $400 principal amount of 12.50% Convertible Guaranteed Senior Notes due 2011 and shares of our common stock having a value equal to $100, based on the simple average of the daily volume-weighted average price of a share of our common stock on The NASDAQ Global Market for each of the five trading days prior to and including the second business day before the expiration date of the exchange offer; provided, that in no event would we issue more than 100 shares of our common stock per each $1,000 principal amount of 3.50% Convertible Senior Notes due 2011 tendered, which reflects a minimum issue price of $1.00 per share.

We may elect to pay interest on the new notes we are proposing to issue in the Exchange Offer in cash or by increasing the principal amount of the new notes or by issuing additional new notes (“PIK interest”) in an amount equal to the amount of interest for the applicable interest payment period.

Under the terms of the proposed Exchange Offer, the new notes will be guaranteed by our subsidiary Guardian II Acquisition Corporation (“Guardian II”) and this guarantee will be secured by a second priority lien on substantially all of the assets of Guardian II. The second priority lien is subject to the first priority lien on substantially all of the assets of Guardian II which is held by Paul Royalty Fund Holdings II, LP.

Under the terms of the proposed Exchange Offer, the new notes will be convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock at a conversion price equal to a 10% premium over the simple average of the daily volume-weighted average price of a share of our common stock on the NASDAQ Global Market for each of the five trading days prior to and including the second business day before the expiration date of the exchange offer; provided, that in no event will the conversion price be less than $1.10 per share. If a holder of new notes elects to voluntarily convert some or all new notes on or prior to the date that is two years from the original issue date of the new notes to be issued in the proposed exchange offer, we will pay additional interest to holders of new notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the new notes from the last day interest was paid on the new notes, through and including the date which is two years from the original issue date of the new notes issued in the exchange offer. Additional interest, if any, will be paid in cash or, solely at our option, in our common shares or a combination of cash and our common shares. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time.

Under the terms of the proposed Exchange Offer, we will have the right to automatically convert some or all of the new notes on or prior to January 15, 2011 if the closing price of our common shares has exceeded 130% of the conversion price for such new notes then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of automatic conversion. If we elect to automatically convert some or all of the new notes on or prior to the date that is one year from the original issue date of the new notes issued in the exchange offer, we will pay additional interest to holders of new notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the new notes from the last day interest was paid on the new notes, through and including the date which is one year from the original issue date of the new notes issued in the exchange offer. Additional interest, if any, will be paid in cash or, solely at our option, in our common shares or a combination of cash and our common shares. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

Under the terms of the proposed Exchange Offer, holders of the new notes will have the same rights upon a “fundamental change” as holders of our existing 3.50% Convertible Senior Notes as discussed above.

Under the terms of proposed Exchange offer, the indenture governing the new notes will provide that we may not incur additional unsecured indebtedness in excess of $50 million (“Permitted Unsecured Indebtedness”) from the earlier of (i) the date of the issuance of the new notes to the date that is one year from the date on which our common stock has traded at a price which exceeds the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period and (ii) the first anniversary of the maturity date of the new notes issued in the Exchange Offer; provided that, any indebtedness incurred to finance new product acquisition or in connection with any refinancing of Permitted Unsecured Indebtedness, our existing indebtedness including existing 3.50% Convertible Senior Notes not tendered in the Exchange Offer, our obligations to Paul Capital under the Note, the Revenue Agreement and our obligations under the 5% Convertible Promissory Notes due 2009 and the new notes issued in the Exchange Offer shall not be counted toward the aforementioned limit.

If the Exchange Offer is consumated, the transaction will be accounted for as a troubled debt restructuring in accordance with FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. We expect to recognize a considerable gain.

Other Financial Arrangements

To finance the acquisition of ANTARA in August 2006, we, together with our wholly-owned subsidiary Guardian II Acquisition Corporation, or Guardian II (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (“Paul Capital”) including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

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

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). We impute interest expense associated with this liability using the effective interest rate method and have recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. We currently estimate that the imputed interest rate associated with this liability will be approximately 19.58%. We recorded approximately $5,298,000 and $4,575,000 in interest expense related to this agreement in the nine-month periods ended September 30, 2008 and 2007, respectively. Through September 30, 2008, there have been no principal payments made to Paul Capital as a result of ANTARA or FACTIVE sales.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement or (v) in the event the sale of ANTARA is suspended due to a court issued injunction or we elect to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require Oscient and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). During the term of the agreement through September 30, 2008, we and Guardian II have paid approximately $14,262,000 in royalty payments to Paul Capital. Upon a bankruptcy event, the terms of the Revenue Agreement require Oscient and Guardian

II to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/Call Price. We have determined that Paul Capital’s put option and our call option meet the criteria to be considered an embedded derivative and should be accounted for as such. We recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of September 30, 2008, the fair value of the derivative is approximately $898,000 which reflects a change in the fair value of approximately $88,000 which has been recorded as a gain on derivative in the consolidated statements of operations.

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

Guardian II entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Paul Capital pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note (the “Note”) due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the Note at the time, and (ii) we issue to Paul Capital, at the time of the exercise of such option, a warrant for a number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. If we exercise such option, the number of shares subject to the warrant issuable to Paul Capital would be between 288,018 shares and 367,529 shares, depending upon the amount, if any, of the interest payable on the Note we elect to have added to the principal of the Note rather than paid in cash as described below.

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, Oscient and Guardian II may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. From inception of the Note Purchase Agreement, we exercised our option to add interest expense payable to the principal of the Note. As of September 30, 2008, the amount added to the principal was approximately $2,675,000. This amount is recorded as other long-term liabilities on the consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, Oscient and Guardian II have agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would have a material adverse effect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

Pursuant to the terms of the Revenue Agreement and the Note Purchase Agreement, Guardian II and Paul Capital entered into a Security Agreement (the “Security Agreement”) under which Guardian II granted to Paul Capital a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under each of the Revenue Agreement, the Note Purchase Agreement and the Note. To the extent the indebtedness under certain of our pre-existing debt obligations is refinanced or replaced and such replacement or refinancing indebtedness is secured, we have agreed to equally and ratably secure our obligations under the Revenue Agreement.

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement, (the Stock and Warrant Purchase Agreement), pursuant to which, in exchange for $10 million, Oscient sold to Paul Capital 1,388,889 shares (the “Shares”) of the Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if Oscient does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, Oscient must re-purchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of September 30, 2008. We agreed, pursuant to the Stock and Warrant Purchase Agreement, to elect one person designated by Paul Capital to our Board of Directors following the closing and to continue to nominate one person designated by Paul Capital for election to our Board of Directors by our shareholders. The director designated by Paul Capital shall resign and we shall no longer be required to nominate a director designated by Paul Capital upon the later of the following events: (1) if Paul Capital ceases to own at least five percent of our Common Stock or securities convertible into our Common Stock; (2) if we owe Paul Capital less than $5,000,000 under the Note pursuant to the Note Purchase Agreement; (3) the cumulative payments to Paul Capital made by us under the terms of the Revenue Agreement first exceed 250% of the consideration paid to us by Paul Capital; or (4) if the amounts due by us pursuant to the Revenue Agreement cease to be due. If at any time Paul Capital’s designee is not elected to our Board of Directors, Paul Capital’s designee will have a right to participate in all meetings of our Board of Directors in a non-voting observer capacity.

On November 5, 2008, we, along with our wholly-owned subsidiary Guardian II entered into a first amendment (the “Amendment”) to the Revenue Agreement with Paul Capital. The effectiveness of the Amendment is contingent upon, among other closing conditions, the closing of our pending Exchange Offer with respect to our 3.50% Convertible Senior Notes due 2011 (the “Exchange Offer”).

The Amendment provides that Paul Capital will consent to the grant by Guardian II of a second-ranking security interest in and to the assets of Guardian II to secure Guardian II’s guarantee of the notes that will be issued in the Exchange Offer. Guardian II granted a first priority security interest to Paul Capital in 2006 in substantially all of its assets in order to secure our obligations and Guardian II’s obligations under the Revenue Agreement and the Note Purchase Agreement dated July 21, 2006.

Under the terms of the Amendment, in the event that the sum of the net sales of ANTARA and FACTIVE in the U.S. and the gross margin received by us from sales of FACTIVE outside of the U.S. (for which the definition has been expanded to include in this Amendment) is less than 85% of certain specified annual sales thresholds, then Paul Capital will be entitled to (i) an increase from 9% to 12% in the applicable royalty percentage payable on the first $75 million of sales of such products in the applicable year, and (ii) an increase from 6% to 8% in the applicable royalty percentage payable on net sales of such products in excess of $75 million and less than $150 million in the applicable year. The specified sales thresholds are $115 million in 2009, $135 million in 2010, $150 million in 2011 and $175 million thereafter through the term. Furthermore, the Amendment provides that in the event that we fail to achieve the specified sales threshold in any applicable year, the increased applicable royalty percentage shall also be payable on the net sales of any future drug products acquired or in-licensed by us or our subsidiaries. The increase in the applicable percentage payable on net sales shall be limited to a maximum payment to Paul Capital of $2.25 million per year and $15 million during the term of the Revenue Agreement, and in no event shall such payment exceed the amount which Paul Capital would have received in the applicable year had the specified sales threshold for that year been achieved.

The Amendment also provides that in the event that we or our subsidiaries acquire or in-license additional drug products, we shall make a one-time milestone payment to Paul Capital of $1.25 million on the second anniversary of our first commercial sale of any such product.

Under the terms of the Amendment, in the event that we and Paul Capital determine that the fair market value of the collateral in which Paul Capital has been granted a security interest by Guardian II is less than the Put/Call Price, we will elect, in our sole discretion, to either grant Paul Capital a security interest in 25% of each additional drug product acquired or in-licensed by us or our subsidiaries, or pay Paul Capital $1.5 million on the second year anniversary of our first commercial sale of each such product.

The Amendment also provides that any acceleration or failure to pay the notes to be issued in the Exchange Offer shall be considered a Put Event.

Upon the effectiveness of the Amendment, we will issue to Paul Capital (i) a $2.0 million aggregate principal amount note which will be substantially identical to the notes issued in the Exchange Offer and (ii) 500,000 shares of our common stock. We also have granted certain registration rights to Paul Capital with respect to the note and the shares. Additionally, upon the effectiveness of the Amendment, we agreed to amend the exercise price of the Common Stock Purchase Warrant dated August 18, 2006 issued to Paul Capital to be equal to the closing price of our Common Stock on the NASDAQ Global Market on the date immediately preceding the closing of the Exchange Offer.

The effectiveness of the Amendment is contingent upon, among other things, Paul Capital entering into the Intercreditor Agreement, Guardian II entering into a security agreement granting the second ranking security interest and the closing of the Exchange Offer.

If the Exchange Offer is consummated, it will be accounted for as a troubled debt restructuring in accordance with SFAS No. 15. The Company will record any costs associated with the Amendment (including repricing of warrants and issuance of new common shares) as an offset to the gain on restructuring. However, any contingently determinable costs associated with the Amendment will be expensed when considered probable and reasonably estimable.

Contractual Obligations

For the nine-month period ended September 30, 2008, there were no material changes to our contractual obligations outside the ordinary course of business.

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

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (SEC) Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We will need to raise additional funds in the near future or refinance our existing debt by February 2009 and if sufficient funds are not available or we are unable to refinance our debt, it will have a material affect on our business.

We believe our existing funds, anticipated cash used in operations and our ability to manage expenses will be sufficient to support our current plans and obligations to February 2009. In addition to the proposed exchange offer with the holders of the Company’s 3.50% Convertible Senior Notes due 2011, we will need to raise additional capital and/or refinance our existing debt by February 2009 to fund our operations, repay our debt that is maturing at such time, fund other potential commercial or development opportunities, support our sales and marketing activities and fund clinical trials and other research and development activities. We are currently pursuing privately raising additional capital from investors through equity financing, the incurrence of indebtedness or a combination of equity and debt. We plan to use the additional capital to repay approximately $17 million of indebtedness which comes due in February 2009, for operating cash and to execute our business strategy. Our ability to raise additional capital, however, will be impacted by, among other factors, the investment market for pharmaceutical companies and the progress of the ANTARA and FACTIVE commercial programs, the status of the credit markets, our ability to acquire, in-license or enter into co-promotion agreements for additional products, our progress in finding a development and commercialization partner for Ramoplanin and our progress with other business development transactions and our efforts to recalibrate our capital structure (including the current convertible debt exchange offer and our ability to refinance our existing debt due in February 2009). Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, we may have to scale back our operations or take other measures to significantly reduce our expenses which will have a material adverse effect on our business. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

We have a history of significant operating losses and expect losses to continue for some time.

We have a history of significant operating losses and expect losses to continue for some time. We expect to continue to have net losses in the near future and we had an accumulated deficit of approximately $499 million as of September 30, 2008. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of ANTARA and FACTIVE, sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

We anticipate that we will incur additional losses in the current year and in future years. These losses are expected to continue, principally due to the expenses in the sales and marketing area, as we seek to grow sales of ANTARA capsules and FACTIVE tablets and as we seek to acquire additional approved products or product candidates.

Failure to regain compliance with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “OSCI”. Currently, we are not compliant with the continued listing requirements of the NASDAQ Global Market. In the event that we do not regain compliance and/or fail to satisfy any of the additional listing requirements, our common stock may be delisted from The NASDAQ Global Market.

On October 3, 2008, we received a notification from The NASDAQ Listings Qualifications of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, the Company’s market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008 we received notification from NASDAQ that, given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price (“Rule Suspension”). As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the suspension period. NASDAQ will not take any action to delist any security for these concerns during the suspension period, which will remain in effect through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009. Under the Rule Suspension, we will now have until April 7, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If we do not regain compliance with the MVPHS requirement by April 7, 2009, we will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present our plan to regain compliance with the MVPHS requirement.

If our efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive business days before April 7, 2009, we will regain compliance with respect to the MVPHS requirement. In the event we do not regain compliance, we may appeal the staff determination to the Panel. In the event that we fail to regain compliance and are unsuccessful in an appeal to the Panel, our securities will be delisted from The NASDAQ Global Market. In the event that our securities are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for our common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. If such event in (i) or (ii) above occurred, holders of our existing 3.50% Convertible Senior Notes due 2011 have, and holders of the proposed new notes (as described in the Exchange Offer) will have, the right to require us to repurchase for cash the outstanding principal amount of the existing 3.50% Convertible Senior Notes due 2011 and the proposed new notes as applicable, plus accrued and unpaid interest through such date. There is currently approximately $225.7 million principal amount of existing 3.50% Convertible Senior Notes due 2011 outstanding. We may not have sufficient cash or be able to raise sufficient additional capital to repay the 3.50 % Convertible Senior Notes due 2011 or any proposed new notes as applicable, if requested to be repurchased by the holders.

Our business is very dependent on the commercial success of ANTARA and FACTIVE.

ANTARA capsules and FACTIVE tablets are currently our only commercial products and we expect that they will likely account for substantially all of our product revenues until we are able to acquire and successfully market additional FDA approved products through acquisitions, in-licensing or co-promotion agreements.

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

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Warnings regarding the risk of tendon related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also required that all manufacturers of fluoroquinolones submit a Medication Guide. We have finalized the changes to the package insert and Medication Guide as required by FDA to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE. We have also submitted a proposed Risk Evaluation and Mitigation Strategy (REMS) as required by FDA of all sponsors of fluoroquinolone products to ensure patients’ safe and effective use of such products.

We cannot predict what further action, if any, the FDA may take, including, among others things, further label restrictions in the fluoroquinolone class or even the removal of indications or products from the market. Any of these events could prevent us from achieving or maintaining market acceptance of our products or could substantially increase the costs and expenses of commercializing our products, which in turn could delay or prevent us from generating significant revenues from their sales. If ANTARA and FACTIVE are not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

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

On May 30, 2008 we received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (Orchid), notifying us of the filing of an ANDA with the FDA for a generic version of FACTIVE. Orchid’s notice sets forth allegations that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The notice does not, however, include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the FDA Orange Book. Accordingly the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015.

We have not commenced a lawsuit against Orchid relating to these eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, we believe that we will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid, however, we are not guaranteed the benefit of such thirty-month stay. Patent infringement litigation against Orchid could be a substantial cost and there are no assurances that we would be successful.

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

We do not expect to maintain separate insurance to cover intellectual property infringement. Our general liability insurance policy does not cover our infringement of the intellectual property rights of others. If infringement litigation against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of our products or services and be liable for damages. In certain cases, a license may be available, although we may not be able to obtain such a license on commercially acceptable terms, or at all. Even if we were able to obtain such a license to a third party’s intellectual property, the license may be non-exclusive and thereby accessible to our competitors. We may be forced to reformulate, rebrand or rename our products to avoid infringing the intellectual property rights of third parties, which, if possible, could be costly and time-consuming. The commercialization of our products or product candidates may be delayed or discontinued as a result of patent infringement claims against us or due to our failure to license necessary intellectual property, which could adversely affect our business.

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

We have a substantial level of debt. As of September 30, 2008, we had approximately $310.9 million of indebtedness outstanding (including accrued interest and excluding a bond discount of approximately $36.9 million), which includes approximately $41.3 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $16.7 million of outstanding indebtedness will mature on February 6, 2009, approximately $22.7 million of outstanding indebtedness will mature in 2010 or may be extended at our option to 2012 through issuance of warrants and approximately $230.2 million of indebtedness will mature in 2011. The level and nature of our indebtedness, among other things, could:

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

Future fundraising could adversely affect the value of the conversion right of our convertible securities and dilute the ownership interests of our shareholders.

In order to raise additional funds, we may issue equity or convertible debt securities in the future. Depending upon the market price of our shares at the time of any transaction, we may be required to sell a significant percentage of the authorized and unissued shares of our common stock in order to fund our operating plans, potentially requiring a shareholder vote, which we may not be able to obtain. In addition, we may have to sell securities at a discount to the prevailing market price, which could adversely affect the value of the conversion right of any outstanding convertible securities and result in further dilution to our shareholders.

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

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate by competitors could reduce our net sales of ANTARA and adversely impact our revenues. The primary competition for ANTARA in the fenofibrate market is TriCor® 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 89% of U.S. fenofibrate sales for the three-month period ended September 30, 2008. Abbott has announced its development and evaluation of another branded fenofibrate-type product, both as mono and combination therapy.

In addition to TriCor, there are several other branded fenofibrate products which compete with ANTARA. ANTARA competes with Triglide®, a 160 mg fenofibrate product and Fenoglide®, a 120 mg branded fenofibrate product, both which are marketed by Sciele Pharma, Inc., a wholly owned subsidiary of Shionogi & Co. Ltd. Triglide and Fenoglide accounted for approximately 2% of U.S. fenofibrate sales for the three-month period ended September 30, 2008. ANTARA also competes with Lipofen®, a 150 mg fenofibrate product, which is marketed by Kowa Pharmaceuticals America, Inc. Additionally, Abbott Laboratories has developed a new product, TriLipix™, whose active ingredient is fenofibric acid, the active metabolite of fenofibrate. An NDA has been filed for this product and is currently under review by FDA. In public comments, Abbott has indicated that it expects that FDA will complete its review of TriLipix before the end of 2008.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 4% of total U.S. sales of fenofibrate sales in the third quarter of 2008. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg Tricor tablet (which is no longer marketed or sold) and Par Pharmaceuticals and Impax Labs received FDA approval for similar generic products in October 2007 and March 2008, respectively. In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an Abbreviated New Drug Application (“ANDA”) with a Paragraph IV certification seeking the approval of a generic version of TriCor 145 mg. Additionally, Biovail Corporation announced on September 3, 2008 that it also has filed an ANDA seeking approval for a generic version of TriCor 145 mg. If a generic version of Abbott Laboratories’ TriCor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase. There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids including Lovaza® marketed by GlaxoSmithKline), niacin, (including Niaspan® marketed by Abbott), ezetimibe and fixed-dose combination products.

The growth of any of these competitive branded products, the marketing of generic fenofibrate products or the FDA approval and subsequent marketing of products with similar indications including combination therapy products currently in development, could result in a decrease in ANTARA sales, place pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

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

In addition, as described under “If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire,” Orchid has recently filed an ANDA seeking approval to market a generic version of FACTIVE. Currently, final approval of Orchid’s ANDA may not be granted until 2015, because Orchid has not filed a Paragraph IV certification with respect to U.S. Patent No. 5,633,262 which expires in June 2015. However, Orchid could amend its ANDA filing to include a Paragraph IV certification against all of our FDA Orange Book listed patents and attempt to launch a generic version of FACTIVE before 2015. If Orchid were to amend its ANDA to include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, and we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid, we believe we will be eligible for an automatic thirty-month stay of FDA approval of Orchid’s ANDA, however, we are not guaranteed the benefit of such a thirty-month stay.

Ramoplanin

We have completed Phase II clinical trials studying the use of Ramoplanin for the treatment of Clostridium difficile-associated disease (“CDAD”). We are aware of two products currently utilized in the marketplace for the treatment of this indication: Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product. We are also aware of several companies with products in development for the treatment of CDAD, as well as the potential approval of generic vancomycin. Due to strategic and financial considerations, we have suspended the clinical development of Ramoplanin pending identification of a partner, licensee, or buyer for the product candidate.

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

Virtually all aspects of our and our partners’ activities are subject to regulation by numerous governmental authorities in the U.S., Europe, Canada, Mexico and elsewhere. These regulations govern or affect the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, distribution, advertising and promotion of ANTARA, FACTIVE, Ramoplanin and any other product candidates we may acquire, as well as safe working conditions and the experimental use of animals. We are required to report any serious and unexpected adverse experiences with our products to the FDA and other similar regulatory authorities in other jurisdictions. Noncompliance by us or our commercial partners with any applicable regulatory requirements or failure to obtain adequate documentation from any governmental agency can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, injunctions, total or partial suspension of production, “whistleblower” lawsuits, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. These enforcement actions would detract from management’s ability to focus on our daily business and would have an adverse effect on the way we conduct our daily business, which could severely impact future profitability. Our corporate compliance program cannot fully ensure that we are in compliance with all applicable laws and regulations, and a failure to comply with such regulations by us or our commercial partners could harm our business.

For instance, we, along with many other pharmaceutical companies, received correspondence in 2007 from the FDA stating that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of ANTARA. The FDA suggested that we take one of the following steps to assess the accuracy of such data: conduct an independent audit of the trials to verify the data, re-assay samples or repeat the studies. The FDA also stated that it has not detected any signals or any evidence that the products mentioned in its correspondence pose a safety risk or that there has been any impact on efficacy. On May 30, 2007, we responded to the FDA informing the FDA that we do not believe that these steps are necessary because the FDA audited the pivotal MDS Pharma study at issue prior to its approval of ANTARA, and further because there are other non-MDS Pharma data that support the safety and effectiveness of ANTARA. To date, the FDA has not responded to our response. As a result, the outcome of this issue is uncertain and we cannot predict whether this issue will have a material impact on our results of operations.

New legal and regulatory requirements could make it more difficult for us to obtain expanded or new product approvals, and could limit or make more burdensome our ability to commercialize our approved products.

Numerous proposals have been made in recent years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (“FDAAA”). The recently enacted amendments authorize the FDA, among other things, to require submission of REMS with new drug applications, or post-approval upon the discovery of new safety information,to monitor and address potential safety issues for products upon approval. The FDAAA also grants the FDA the authority to mandate labeling changes in certain circumstances and establishes new requirements for registering and disclosing the results of clinical trials. For example, as discussed under “Our business is very dependent on the commercial success of ANTARA and FACTIVE” the FDA has informed us, along with the other sponsors of all marketed fluoroquinolone products of the need to have a Boxed Warning with respect to tendonitis and tendon rupture in certain patients. The FDA has also informed us that, based on new safety information, we (along with other sponsors of marketed fluoroquinolone products) must submit a proposed Medication Guide and a proposed REMS to ensure patients’ safe and effective use of all fluoroquinolones, including FACTIVE. Such changes may increase our costs and adversely affect our operations.

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

Failure to comply with or changes to the regulatory requirements that are applicable to ANTARA, FACTIVE or our product candidates may result in a variety of consequences, including the following:

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Numerous pharmaceutical companies have been investigated, prosecuted or entered into settlement agreements in connection with a variety of allegedly impermissible promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; promoting uses that the FDA has not approved (i.e., off-label uses) that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program.

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

In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs that comply with the PhRMA Code and OIG Guidelines with respect to interactions with health care providers, and/or file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered by Congress and other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We are not aware of any companies against which fines or penalties have been assessed under these special state reporting and disclosure laws to date. Nonetheless, while we have established a compliance program, we may face enforcement, fines and other penalties, and could receive adverse publicity if this program is found not to be in full compliance with these laws.

In recent years, some states have passed or have proposed laws and regulations obligating pharmaceutical manufacturers and distributors to provide prescription drug pedigrees that are intended to protect the safety of the drug supply channel. For example, the Florida Prescription Drug Pedigree laws and regulations that became effective in July 2006 imposed obligations upon us to deliver prescription drug pedigrees to various categories of customers. Also, effective January 1, 2011, California will require the implementation of costly track and trace chain of custody technologies. At the federal level, a bill was recently introduced that would establish national standards for the drug supply chain (H.R. 5839). Overall, compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with distributors and customers. While we fully intend to comply with these laws, there is uncertainty around the interpretation of the recently passed laws, future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our business.

We depend on third parties to manufacture and distribute our products and product candidates.

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the active pharmaceutical ingredient (API) of FACTIVE and is our only source of supply. We use Patheon Inc. (Patheon) to produce the finished FACTIVE tablets and it is currently our only source of FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and is able to receive ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Catalent Pharma Solutions, Inc. to package finished ANTARA capsules and FACTIVE tablets.

If Ethypharm, LG Life Sciences, Patheon or Catalent Pharma Solutions experience any significant difficulties in their respective manufacturing processes for our products, including the API or finished product, or is found otherwise not to be in compliance with applicable legal and regulatory requirements, we could experience significant interruptions in the supply of ANTARA and FACTIVE. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply ANTARA and FACTIVE at required levels. Such an interruption could cause us to incur substantial costs and our ability to generate revenue from ANTARA and FACTIVE may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the new process or source meets applicable legal and regulatory requirements and that the product manufactured by the new source or from the modified process is equivalent to the product used in the clinical trials that supported FDA approval. Due to these regulatory requirements, we could incur substantial expenses and/or experience significant interruptions in the supply of ANTARA and FACTIVE if we decided to transfer the manufacture of our products to one or more suppliers in an effort to deal with such difficulties.

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

We do not have the internal capability to perform product supply chain services including warehousing, inventory management, storage and distribution of commercial and sample quantities of ANTARA capsules and FACTIVE tablets. We have an exclusive arrangement with Integrated Commercialization Solutions, Inc. (“ICS”) to perform such supply chain services with respect to commercial product through the second quarter of 2010.

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

We sell ANTARA and FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote ANTARA and FACTIVE to these wholesalers, and they do not determine such products prescription demand. However, approximately 93% of our product shipments during the three-month period ended September 30, 2008 was to only three wholesalers. Our ability to commercialize ANTARA and/or FACTIVE will depend, in part, on the extent to which we maintain adequate distribution of ANTARA capsules and FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock ANTARA and FACTIVE, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of ANTARA capsules or FACTIVE tablets, the commercialization of ANTARA and/or FACTIVE and our anticipated revenues and results of operations could be adversely affected.

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

Under our arrangement with Paul Capital, upon the occurrence of certain events (the “Put Events”), including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in ANTARA or FACTIVE, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Revenue Interests Assignment Agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Interests Assignment Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”) in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the Put/Call Price as required.

On November 5, 2008 we entered into a first amendment (the “Amendment”) to the Revenue Interest Assignment Agreement. The Amendment provides, among other things, that Paul Capital will consent to the grant by Guardian II of a second-ranking security interest in and to the assets of Guardian II to secure Guardian II’s guarantee of the proposed new notes that will be issued in the exchange offer launched October 21, 2008 (the “Exchange Offer”). The effectiveness of the Amendment is contingent upon, among other closing conditions, the closing of the Exchange Offer. The Amendment provides that any acceleration or failure to pay the new notes to be issued in the Exchange Offer would be considered a Put Event triggering Paul Capital’s right to cause us to repurchase the right we assigned to it as described above.

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

If any third party that supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely and regulatory compliant manner, such breach, termination or failure could:

•

delay or otherwise adversely impact the development or commercialization of ANTARA capsules, FACTIVE tablets, Ramoplanin, or any additional product candidates or any additional product candidates that we may acquire or develop;

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

ANTARA

Our exclusive rights to ANTARA are licensed to us by Ethypharm, S.A. (Ethypharm). If we breach the obligations in any of our license agreements relating to ANTARA including the development, license and supply agreement with Ethypharm, the licensor may be entitled to terminate the agreement. Further, in order to maintain our exclusive rights, we must achieve certain minimum annual sales of ANTARA until February 2012 or make payments to Ethypharm to compensate for the difference. Ethypharm also has a right of first refusal on any divestiture of our rights to ANTARA.

We believe that we are currently in compliance with our obligations under the Ethypharm agreement, but there can be no assurance that we will be able to remain in compliance or that we will be able to meet the milestones required for extension of the agreement. As of September 30, 2008, we recorded approximately $605,000 related to a minimum royalty obligation to Ethypharm for the period February 2006 to January 2007. Moreover, Ethypharm’s right of first refusal on a divestiture of our rights to ANTARA may adversely affect our ability to effect a change of control or sale of our assets.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland,

Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement with LG Life Sciences also requires that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance and meet all of our obligations due to the limitations on our resources and the challenges inherent in the commercialization of new products as described above in “Our product candidates will face significant competition in the marketplace.”

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

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (Pfizer Mexico) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after August 2007, the first anniversary of launch of FACTIVE tablets in Mexico upon six-months prior written notice.

In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories, Ltd. (Abbott Canada), the Canadian affiliate of Abbott. Under this agreement, we are obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. The agreement also provides that we can terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada can terminate with prior notice to us after November 30, 2008.

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

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. The degree of protection afforded by a patent varies on a country-by-country and a product-by-product basis and depends upon many factors, including the scope of the patent’s claims, the availability of regulatory-related patent term extensions, the validity and enforceability of the patent and the availability of legal remedies in a particular country. We currently own or license approximately 56 issued U.S. patents, approximately 40 pending U.S. patent applications, approximately 60 issued foreign patents and approximately 109 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the issuance, scope, validity and enforceability of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

Under our Development, License and Supply Agreement with Ethypharm, S.A., we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes one issued U.S. patent and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, or Paul Capital, under which our wholly-owned subsidiary granted Paul Capital a security interest in substantially all of its assets, including all rights to the ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. In connection with the issuance of the new notes in the proposed Exchange Offer, Guardian II and the collateral agent for the new note holders will enter into a Security Agreement under which Guardian II will grant the collateral agent a second priority security interest in substantially all of the assets of Guardian II to secure Guardian II’s guarantee of our obligations with respect to the new notes. The patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The patent issued to Ethypharm which is listed in the FDA Orange Book is set to expire in 2020.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 18 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent No. 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents for FACTIVE are currently set to expire at various dates, ranging from 2015 to 2019. As discussed under, “If third parties challenge the validity of the patents or proprietary rights of our marketed products or assert that we have infringed their patents or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and prevent the commercialization of ANTARA, FACTIVE and/or any other products that we acquire,” we recently received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (Orchid), notifying us of their filing of an ANDA for a generic version of FACTIVE. The certification alleges that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The certification does not, however include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262 which is listed in the Orange Book and expires in June 2015. We are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, we believe that we will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid, however, we are not guaranteed the benefit of such a thirty month stay. Patent infringement litigation against Orchid could be a substantial cost and there are no assurances that we would be successful.

We may depend, in part, on the ability of our licensors to successfully obtain, maintain and enforce patent protection for our licensed intellectual property. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

On January 8, 2008 the United States Patent and Trademark Office (“USPTO”) issued us U.S. Patent No. 7,317,001 relating to the treatment of Clostridium difficile associated disease (“CDAD”) using Ramoplanin. We received a patent term adjustment of 565 days thus extending the term through December 20, 2024. In addition to the recently issued patent, we have an additional patent which includes claims relating to methods of manufacturing Ramoplanin. We also have several applications pending relating to additional novel uses of Ramoplanin as well as formulations containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (EMEA), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

•	U.S. Patents may be subject to reexamination or reissue proceedings before the USPTO, and foreign patents may be subject to comparable proceedings in corresponding patent offices;

•	the claims of any patents which are issued may be limited from those in the patent applications and may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our partners may not provide a competitive advantage;

•	other companies, such as Orchid, may challenge patents licensed or issued to us or our partners;

•	patents issued to other companies may harm our ability to do business;

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

We expect demand for FACTIVE to be highest between December 1 and March 31 as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the duration and severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand, our results in one quarter may not be indicative of the results for any other quarter or for the entire year. Although not related to seasonal weather changes, wholesaler buying patterns may fluctuate for ANTARA during the year and possibly increase toward year end and decrease early in the year. There can be no assurance that the demand for our products or the wholesaler buying pattern will not change.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease, or CDAD, was completed in 2004 but did not meet its primary endpoint. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. In December 2005 we agreed with the FDA to a Special Protocol Assessment regarding specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. However, due to the nature of Special Protocol Assessments and the fact that our Special Protocol Assessment was agreed to by the FDA in 2005, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved Special Protocol Assessment for a particular protocol is no longer valid. Additionally, in October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. While the indications identified by the FDA in the draft guidance are not indications which we are currently pursuing, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics and could delay or ultimately prevent commercialization of new antibiotic product candidates such as Ramoplanin or additional indications for FACTIVE. If the trials or the filings are delayed or not approved by the FDA, our business may be adversely affected. Currently, we have suspended the clinical development program for Ramoplanin pending identification of a partner, licensee, or buyer for the product.

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

Even if a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review, including the requirement to conduct post-approval clinical studies post-approval adverse event reporting requirements and, potentially, a REMS. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.

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

•	fluctuations in the disease incidence for patients available to enroll in our trials;

•	compliance of patients and investigators with the protocol and applicable regulations;

•	prior regulatory agency review and approval of our applications and procedures;

•	Institutional Review Board (IRB) review and monitoring;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

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

With routine employee turnover, we also face the risk of being unable to enforce our rights under non-compete and non-solicitation provisions as well as confidentiality obligations that protect the Company. We also need to guard against the same obligations that our employees or our potential employees have with their former employers, otherwise we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers and disputes may arise as to rights in related or resulting know-how and inventions. Litigation may be necessary to defend against these claims, which may result in substantial costs, be a distraction to management, require payment of money claims, and result in a loss of valuable intellectual property or personnel.

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

Our ability to commercialize ANTARA capsules, FACTIVE tablets, Ramoplanin and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payers, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payers. We cannot assure you that third-party payers will pay for such products or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. If government and private payers do not cover our products or do not reimburse for use of our products at adequate reimbursement levels, our products may fail to achieve market acceptance and our results of operations may be materially adversely affected. Under the Medicare Part D outpatient prescription drug benefit, Medicare beneficiaries (primarily the elderly over 65 and the disabled) may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The profitability of our products may depend on the extent to which they enjoy preferred status on the formularies of a significant portion of the largest Part D prescription drug plans. Our ability to obtain such preferred status on favorable economic terms cannot be assured. Additionally, the Part D program has been the subject of much controversy since its enactment in 2003, and significant amendments, including an amendment to authorize the Federal Government to directly negotiate drug prices with manufacturers, are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

Most state Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for an innovator product is based on the greater of (i) 15.1% of the product’s average manufacturer price (AMP) or (ii) the difference between the product’s AMP and the best price offered by the manufacturer, plus an inflation adjustment if AMP increases faster than inflation. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of our products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program and/or lower manufacturers’ rebate liability are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

As a part of the effort to control the costs of prescription drugs, many health maintenance organizations and other third-party payers use formularies, or lists of drugs for which coverage is provided under their benefit plans. Each payer that maintains a drug formulary makes its own determination as to whether a drug will be included in the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot assure you that ANTARA capsules, FACTIVE tablets, Ramoplanin or any of our future products will be added to payers’ formularies, whether our products will have preferred status over alternative therapies, nor whether the formulary decisions will be made in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payers, which could result in our receiving lower or discounted prices for our products.

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

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	the revenues that we may derive from the sale of ANTARA capsules and FACTIVE tablets, as compared to analyst estimates or to our own guidance;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	the results of any clinical trials that we may conduct and the pace of our progress in those clinical trials;

•	the results of clinical trials conducted by partners for Ramoplanin or products developed from any of our legacy alliances and the pace of progress in those clinical trials;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the pharmaceutical industry generally;

•	our ability to continue to be listed on The NASDAQ Global Market;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending September 30, 2008 the closing price of our stock as reported on The NASDAQ Global Market ranged from a high of $9.12 to a low of $0.72. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Multiple factors beyond our control may cause fluctuations in our operating results and may cause our stock price to fall.

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

We will not be able to control many of these factors. In addition, if our revenues in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our business to suffer and may cause our stock price to fall. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may fall, possibly by a significant amount.

RISKS RELATED TO THE EXCHANGE OFFER

The issuance of common shares in the Exchange Offer will result in immediate dilution to the ownership interests of existing stockholders.

We are offering in the proposed Exchange Offer to exchange for each $1,000 principal amount of 3.50% Convertible Senior Notes due 2011 tendered $400 principal amount of new notes and shares of our common stock having a value equal to $100, based on the simple average of the daily volume-weighted average price of a share of our common stock on the NASDAQ Global Market for each of the five trading days prior to and including the second business day before the expiration date of the exchange offer; provided, that in no event shall we issue more than 100 shares of our common stock per each $1,000 principal amount of existing 2011 notes tendered, which reflects a minimum issue price of $1.00 per share. The issuance of shares of our common stock in the exchange offer will result in immediate dilution to our existing stockholders.

Conversion of the notes will dilute the ownership interests of existing stockholders.

The conversion of some or all of the new notes we are proposing to issue in the Exchange Offer will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the new notes may encourage short selling by market participants because the conversion of the new notes could depress the price of our common stock and short selling by new note holders engaging in hedging transactions which could further depress the price of our common stock.

As part of the Exchange Offer, the new notes indenture provides restrictions on our ability to incur additional debt which could prevent our ability to raise additional capital.

The new notes indenture provides that we may not incur additional unsecured indebtedness in excess of $50 million (“Permitted Unsecured Indebtedness”) from the earlier of (i) the date of the issuance of the new notes to the date that is one year from the date on which our common stock has traded at a price which exceeds the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period and (ii) the first anniversary of the maturity date of the new notes; provided that, any indebtedness incurred to finance new product acquisition or in connection with any refinancing of Permitted Unsecured Indebtedness, our existing indebtedness including existing 2011 notes not tendered in the Exchange Offer, our obligations to PRF under the Paul Capital Note, revenue interests assignment agreement and our obligations under the 5% Convertible Promissory Notes due 2009 and the new notes shall not be counted toward the aforementioned limit. These restrictions on our ability to incur additional debt could have a negative effect on our ability to raise additional capital in the future.

We may incur a U.S. federal income tax liability as a result of the Exchange Offer.

As a result of the proposed Exchange Offer, we may realize cancellation of indebtedness (“COD”) income. COD income must generally be included in gross income for U.S. federal income tax purposes. An exception is available if we are insolvent for U.S. federal income tax purposes (i.e., our liabilities exceed the fair market value of our assets). To the extent that we are not insolvent, we expect that the amount of our net operating losses (“NOL”) and other tax attributes will offset the amount of recognized COD income for regular U.S. federal income tax purposes. However, the use of NOLs is limited for alternative minimum tax (“AMT”) purposes and as a consequence we may incur an AMT liability with respect to the COD income recognized on the Exchange Offer.

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

November 10, 2008

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