Form 10-K
period 2008-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2009-03-25
CIK 356830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,647,721 as reported on the NASDAQ Global Market. The number of shares outstanding of the registrant’s common stock as of March 20, 2009 was 39,003,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for use at its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

PART I

Forward-Looking Statements

Certain statements contained herein related to our anticipated cash utilization and the sufficiency of our cash resources, our actions taken to preserve financial resources and position the Company for partnership or acquisition, our engagement with Broadpoint Capital, Inc. to advise the Company on strategic options, including the potential sale of the Company, our ability to raise additional funds and/or refinance our maturing and existing debt and to fund operations, the availability and length of a FDA stay of approval of the ANDA referencing ANTARA and the timing of FDA approval of the generic drug product which is the subject of that ANDA, our discount and rebate programs for ANTARA and FACTIVE, the possible partnering or other strategic opportunities for the continued development of Ramoplanin, our plans to work with the FDA to implement any necessary changes to the FACTIVE labeling, the potential marketing approval of FACTIVE in Europe, the possibility of acquiring a third product, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, are forward-looking statements. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

Item 1. Business

OVERVIEW

Oscient Pharmaceuticals Corporation (“we”, “us”, or the “Company”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (“FDA”)-approved products in the United States. We have developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

We currently market two products: ANTARA® (fenofibrate) capsules, a cardiovascular product, and FACTIVE® (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic. ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. We license the rights to ANTARA from Ethypharm S.A. of France (“Ethypharm”) and began promoting ANTARA in late August 2006. In 2008, ANTARA generated approximately $70 million in net revenues. FACTIVE is indicated for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”). We license the rights to gemifloxacin, the active ingredient in FACTIVE tablets, from LG Life Sciences of the Republic of Korea (“LG Life Sciences”) and launched FACTIVE in the U.S. market in September 2004. In 2008, FACTIVE generated approximately $16 million in net revenues.

Additionally, we have a novel, late-stage antibiotic candidate, Ramoplanin for the treatment of Clostridium difficile-associated disease (“CDAD”). To concentrate our financial resources on building our revenues for products promoted to community-based physicians in the United States, we have explored partnering and other strategic opportunities for the continued development of Ramoplanin.

Our goal is to maximize the sales of our existing products and to gain access to new primary care products via transactions, including acquisition, in-licensing and co-promotion for the U.S. marketplace in order to leverage our existing sales force and commercial infrastructure. Our review of potential additions to our portfolio of marketed products is focused on those products which are commonly prescribed by those primary care physicians that we currently visit during the marketing of ANTARA and FACTIVE. As we currently direct our sales effort largely at those primary care physicians that treat older patients with co-morbidities, a range of therapeutic categories can be considered for our portfolio, including cardiovascular, diabetes, metabolic and anti-infectives, among others.

We have been pursuing privately raising additional capital from investors through equity financing, the incurrence of indebtedness, or a combination of equity and debt. We plan to use the additional capital if raised to fund operations and repay approximately $17.7 million of indebtedness which comes due in December 2009, for operating cash and to execute our business strategy. As a result of our need for additional financing and our recurring operating losses, our auditors included a going concern explanatory paragraph in their audit opinion for the year ended December 31, 2008. Based on the current credit market turmoil and the inclusion of a going concern explanatory paragraph in our auditor’s report on our consolidated financial statements, there can be no assurance that we will be able to raise additional capital in the future. If we are unable to secure additional financing or refinance or repay our indebtedness as it becomes due, we may be unable to continue operations as a going concern and will be materially and adversely affected.

In order to more aggressively preserve the Company’s financial resources and position our organization for a potential partnership or acquisition, on February 11, 2009, we announced a reduction of approximately 32% in the size of our sales and marketing teams as well as a reduction in our office personnel.

Also on February 11, 2009, we announced that we have engaged Broadpoint Capital, Inc. to advise the Company on strategic options, including the potential sale of the Company. There can be no assurance that this engagement will enable the Company to identify and implement strategic options that will be of benefit to investors.

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

In 2008, total U.S. sales of fenofibrate products were approximately $2.3 billion, a 16% increase over 2007 sales. The fenofibrate market has experienced a 15% average annual growth in sales since 2004 with growth in 2008 over 2007 slowing to 10%.

ANTARA’s sales accounted for approximately 5% of the U.S. fenofibrate sales for the year ending December 31, 2008.

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

ANTARA is also indicated as an adjunctive therapy to diet for the treatment of hypertriglyceridemia, which affects an estimated 10% of American men over the age of 30 and 10% of American women over the age of 55. In clinical studies, the effects of fenofibrate on serum triglycerides were studied in two randomized, double-blind, placebo-controlled clinical trials of 147 hypertriglyceridemic patients for eight weeks. In patients with hypertriglyceridemia, treatment with fenofibrate at dosages equivalent to 130 mg ANTARA per day effectively decreased very low density lipoprotein (“VLDL”) triglycerides and VLDL cholesterol.

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

Competitive Advantages: The TRIMS study produced exclusive clinical data for ANTARA. In the study, ANTARA was evaluated in patients with elevated triglyceride levels and multiple cardiovascular risk factors. Of the 146 patients studied, 70% had hypertension and 32% had diabetes. The double-blind, placebo-controlled trial measured levels of total cholesterol, triglycerides, HDLs and LDLs, as well as other types of cholesterol, during eight weeks of therapy. In the study, ANTARA demonstrated the ability to reduce triglyceride and increase HDL-C levels after two weeks of therapy. At the end of therapy, patients treated with ANTARA had a statistically significant 37% reduction in their triglyceride levels and a statistically significant 14% increase in their HDL levels. ANTARA is distributed in 130 mg and 43 mg capsule formulations, as compared to the 145 mg and 48 mg tablet formulations of TriCor, which is marketed by Abbott Laboratories.

License Agreement

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (“Reliant”) for $78.0 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA and we were assigned rights to an exclusive license from Ethypharm S.A. (“Ethypharm”). Pursuant to the Ethypharm license, in order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively Ethypharm may elect to convert our exclusive license to a non-exclusive; however, we would then have the option to compensate Ethypharm for any shortfall to maintain the exclusive license. On or about February 27, 2009, we received notice from Ethypharm that we had not achieved the minimum sales threshold, and accordingly within 60 days of receipt of such notice, on or approximately April 28, 2009, we may elect to maintain the exclusivity of the license by compensating Ethypharm for any shortfall, or to convert the exclusive license to a non-exclusive license. As of December 31, 2008, we have recorded approximately $621,000 related to the potential minimum royalty obligation owed to Ethypharm and which would be payable in the event we elect to maintain the exclusivity of the license. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver active pharmaceutical ingredient (“API”) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Oscient also has other obligations under the Ethypharm agreement, including the funding of a portion of the API safety stock that Ethypharm is required to maintain.

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

In accordance with the terms of our asset purchase agreement with Reliant we assumed a third party license relating to ANTARA not including the Ethypharm license. Under the license we are obligated to make certain royalty payments based on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The third party license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. We have engaged the third party licensor to renegotiate the terms of that license and have suspended further royalty payments while the terms of such license are being renegotiated.

We are not required to pay Reliant a royalty on the sale of the ANTARA products; however, we are required to pay a low single-digit royalty to Reliant for a specified time period on net sales of any line extensions and improvements to the ANTARA products that we develop, which include any product containing fenofibrate as the active pharmaceutical ingredient. We currently do not pay royalties to Reliant. We also agreed that we would not, at any time prior to August 2016, develop or sell any product in the United States that is a combination of fenofibrate and an omega-3 compound without the prior written consent of Reliant. On December 19, 2007, Reliant was acquired by GlaxoSmithKline.

FACTIVE

Infectious Diseases Market

Infectious diseases represent the second leading cause of death worldwide accounting for over 14 million deaths each year, with lower respiratory tract infections alone causing 3.9 million deaths annually. Bacterial infections are the ninth leading cause of death in the U.S. Sales of antibiotics in the U.S. totaled approximately $15 billion in 2008. Within the antibiotic market, fluoroquinolones, a product class with close to $4.1 billion in annual sales in the U.S. in 2008, have been gaining market share at the expense of older classes of antibiotics, according to Wolters Kluwer, a leading provider of pharmaceutical market data.

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

Acute Bacterial Exacerbations of Chronic Bronchitis: Chronic bronchitis is a health problem associated with significant morbidity and mortality. It is estimated that chronic bronchitis affects approximately 9 million adults in the United States. Patients with chronic bronchitis are prone to frequent exacerbations, characterized by increased cough and other symptoms of respiratory distress. Longitudinal studies have estimated that 1 to 4 exacerbations occur each year in patients with chronic bronchitis; studies estimate that two-thirds are caused by bacteria. Exacerbations are estimated to account for approximately 12 million physician visits per year in the U.S. Antibiotic therapy, the standard treatment for acute bacterial exacerbations of chronic bronchitis (“AECB”), is typically effective in reducing the course of illness for patients. Fluoroquinolones are frequently used to treat AECB due to their activity versus Haemophilus influenzae and Moraxella catarrhalis, two of the most common causes of these infections. Newer fluoroquinolones have enhanced activity versus Streptococcus pneumoniae (“S. pneumoniae”), another common cause of these infections.

Community-Acquired Pneumonia: Community-acquired pneumonia (“CAP”), is a common and serious illness in the United States. Of the estimated 4 to 5 million cases per year of CAP, nearly 1 million cases occur in patients over the age of 65. CAP cases result in approximately 10 million physician visits and as many as 1 million hospitalizations annually. Antibiotics are the mainstay of treatment for most patients with pneumonia, and where possible, antibiotic treatment should be specific to the pathogen responsible for the infection on a case by case basis. However, since the responsible pathogen is not identified in a high proportion of patients with CAP, physicians usually take an empiric approach to treatment in the first instance. Over the last decade, resistance to penicillins and macrolides has increased significantly, and in many cases, fluoroquinolones are now recommended as a first line of therapy due to their efficacy against a wide range of respiratory pathogens, including many antibiotic resistant strains. The most recent treatment guidelines from the Infectious Diseases Society of America and the American Thoracic Society recommend fluoroquinolones as a first-line treatment for certain higher-risk patients with CAP and as therapy for treating patients with pneumonia in geographic regions of the U.S. with high levels of macrolide-resistant S. pneumoniae.

Indications and Efficacy

FACTIVE is a member of the fluoroquinolone class of antibiotics. In April 2003, FACTIVE was approved by the FDA for the five-day treatment of AECB and seven-day treatment of CAP of mild to moderate severity. In July 2003, FACTIVE was also approved by the FDA to treat CAP caused by multi-drug resistant S. pneumoniae, a growing clinical concern. Multi-drug resistant S. pneumoniae (“MDRSP”), is defined as S. pneumoniae resistant to two or more of the following antibiotics: penicillin, second-generation cephalosporins (such as cefuroxime), macrolides, tetracyclines, and trimethoprim/sulfamethoxazole. In May 2007, FACTIVE was approved by the FDA for the five-day treatment of CAP.

FACTIVE has potent in vitro activity against a wide range of Gram-positive, Gram-negative and atypical pathogens, including key respiratory pathogens, such as S. pneumoniae, H. influenzae and M. catarrhalis. FACTIVE is bactericidal at clinically achievable concentrations. Gemifloxacin, the active ingredient in FACTIVE, has minimum inhibitory concentrations (“MICs”), as low as 0.032 µg/ml for S. pneumoniae. In clinical trials, FACTIVE has been administered to approximately 8,000 patients and had a good overall safety and tolerability profile. FACTIVE has been the subject of over 200 scientific publications and has been mentioned in nearly 300 scientific articles. Among the research published are data from a study involving 438 subjects indicating that a statistically significant higher percentage of patients treated with FACTIVE (71%) remained free of AECB recurrences than those treated with a comparator agent (58.5%) over a six-month period following treatment.

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

Safety and Tolerability: FACTIVE tablets have been studied in approximately 8,000 patients in clinical trials and we estimate that to date, approximately 1,000,000 prescriptions have been dispensed for FACTIVE since its launch in September 2004. In clinical trials, the incidence of adverse events reported for FACTIVE tablets was low and comparable to comparator drugs, namely beta-lactam antibiotics, macrolides and other fluoroquinolones. Most adverse events were described as mild to moderate. The most common adverse events reported in FACTIVE clinical trials were diarrhea, rash and nausea. In clinical trials across all durations of therapy, rash was reported in 2.8% of patients receiving gemifloxacin and was more commonly observed in patients with treatment durations greater than seven-days and patients less than 40 years of age, particularly females. In clinical trials conducted in 3,696 patients treated with five-days of FACTIVE therapy, the rate of rash reported was 1.1% vs. 0.7% for comparator antibiotics. Since the launch of the drug, the post-marketing adverse events reported have been consistent with those observed in the clinical development program, and with the fluoroquinolone class as a whole.

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

Recent developments: On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone product. Warnings regarding the risk of tendon related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also required that all manufacturers of fluoroquinolones submit a Medication Guide. The FDA has approved our changes to the package insert and Medication Guide as required by FDA to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE. We have also submitted a proposed Risk Evaluation and Mitigation Strategy (“REMS”) as required by FDA of all sponsors of fluoroquinolone products to ensure patients’ safe and effective use of such products. We are working with the FDA to finalize certain details of the REMS.

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

Acute Bacterial Sinusitis: As part of the FACTIVE development program, several studies relating to acute bacterial sinusitis (“ABS”), were completed, and, in November 2005, we filed an sNDA for ABS. In September 2006, the FDA’s Anti-Infective Drugs Advisory Committee voted not to recommend approval of this sNDA. In November 2006, we voluntarily withdrew our sNDA seeking approval of the ABS indication.

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

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE active pharmaceutical ingredient (“API”). LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also required that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. We believe that we have achieved the minimum gross sales threshold level. After LG Life Sciences’ review of our financial information during the fourth quarter of 2008, it has accepted our analysis and concluded that it will not terminate the agreement based on the minimum gross sales level of $30 million. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of gemifloxacin in our territory.

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

Collaborations and Partnerships for FACTIVE

Pfizer, S.A. de C.V. On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (“Pfizer Mexico”), pursuant to which we sublicensed our rights to market FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has made an up-front payment and has agreed to pay milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of our continuing obligations under the agreement. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after August 2007, the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee.

In October 2006, Pfizer Mexico launched its promotion and marketing of FACTIVE-5 in Mexico for the five-day treatment of acute bacterial exacerbations of chronic bronchitis (“AECB”), acute bacterial sinusitis (“ABS”) and community-acquired pneumonia (“CAP”). On December 9, 2008, Pfizer Mexico received regulatory approval to market FACTIVE tablets for the Uncomplicated Urinary Tract Infections (“uUTI”) indication with a 3 day course of treatment, from COFEPRIS, the pharmaceutical regulatory agency of Mexico.

Abbott Laboratories Ltd. On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (“Abbott Canada”), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. Our license agreement with Abbott Canada was terminated in December 2008 and Abbott Canada has ceased all development and commercialization of FACTIVE in Canada.

Menarini International Operation Luxembourg S.A. We entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (“Menarini”), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and Oscient has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has also paid us an up-front payment which is being recognized over the term of our continuing obligations under the agreement of approximately thirty-three months. Menarini has also agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the active pharmaceutical ingredient (“API”), for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. In recent years, the FDA has made the approval process for new antibiotics more challenging, sometimes requesting placebo-controlled or superiority design clinical studies for certain indications. It is possible that the European Medicines Agency (“EMEA”) could adopt a similar position regarding the approval of FACTIVE for certain indications, and as a result Menarini may not be able to secure regulatory approval of FACTIVE in Europe and accordingly could elect to terminate the agreement. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to Oscient or its designee. In the first quarter of 2008, Menarini submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis.

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

In December 2005, we agreed with the FDA to a Special Protocol Assessment regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. Because the Special Protocol Assessment was agreed to by the FDA in 2005, we cannot guarantee that the FDA will continue to regard it as a binding on the agency if and when we or a prospective partner reinitiates the Ramoplanin clinical development process. On January 8, 2008, the United States Patent and Trademark Office (“USPTO”) issued us a patent relating to methods of use of Ramoplanin for the treatment of CDAD.

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

With the acquisition of ANTARA, we made the decision to concentrate our financial resources on building our revenues for products promoted to community-based physicians in the United States and have worked to out-license, co-develop or sell our rights to Ramoplanin to a partner. There can be no assurance that we will be able to license or divest Ramoplanin or to partner the development of Ramoplanin on acceptable terms, or at all.

SALES AND MARKETING

We market ANTARA and FACTIVE through our sales and marketing organization in the U.S. On February 11, 2009 we announced a reduction of approximately 32% in the size of our sales and marketing teams as well as a reduction in our office personnel. We have substantially completed the reduction of our sales and marketing organization, which at March 20, 2009 is comprised of approximately 168 field sales personnel, including 150 sales representatives, as well as district managers and regional sales directors. Sales and marketing functions are located within our New Jersey office. Our sales representatives focus on community-based physicians and opinion leaders who are potential high prescribers of fluoroquinolones and/or fenofibrate products. We have also built a team of professionals with experience in insurance and government reimbursement, medical affairs and marketing. Our strategy is to continue to leverage our existing commercial infrastructure through the acquisition, in-license or co-promotion of additional marketed products to market to community-based physicians in the United States.

Our strategy includes granting commercialization rights to FACTIVE tablets in territories outside of the U.S. to third parties to leverage the additional resources that a pharmaceutical marketing partner with expertise in such countries can provide. Thus, we have partnered with following entities:

•

On February 6, 2006, we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer, S.A. de C.V. (“Pfizer Mexico”), the largest pharmaceutical company in Mexico. Pfizer Mexico is commercializing FACTIVE for community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis with three national field sales forces and one specialty field sales force. On December 9, 2008 Pfizer Mexico received regulatory approval to market FACTIVE tablets for Uncomplicated Urinary Tract Infections (“uUTI”) indication with a 3 day course of treatment, from COFEPRIS, the pharmaceutical regulatory agency of Mexico.

•

On December 27, 2006, we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini International Operation Luxembourg SA (“Menarini”), the second largest primary care pharmaceutical company in Europe. Menarini is responsible for obtaining regulatory approval for FACTIVE in Europe and will leverage its regulatory and marketing experience to pursue approval and launch of FACTIVE in Europe. In the first quarter of 2008, Menarini submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis.

COMPETITION

The pharmaceutical industry generally is characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical and biotechnology companies both in the United States and abroad. Many of our competitors have substantially greater capital resources, facilities and human resources than we do.

Competition with respect to our products and product candidates is and will be based on, among other things:

•	our sales and marketing expertise;

•	our clinical trial results and post marketing experience;

•	our ability to obtain appropriate regulatory approvals for our product candidates in a cost-efficient and timely manner and subsequently remain in regulatory compliance;

•	our ability to secure adequate reimbursement for our products from public and private healthcare payors;

•	our ability to attract and retain qualified personnel;

•	our ability to obtain patent protection and defend our patent challenges from generic companies including Lupin Limited and Orchid Healthcare;

•	our ability to in-license product candidates for clinical development;

•	our ability to gain access to new products via co-promotion or in-license agreements or product acquisitions;

•	our ability to secure sufficient capital resources to fund our clinical development and sales and marketing operations; and

•	our ability to secure sufficient capital resources to execute transactions to gain access to new products.

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

ANTARA

ANTARA is a fenofibrate product approved by the FDA to treat hypercholesterolemia and hypertriglyceridemia in combination with a healthy diet. The marketing of current and additional branded versions of fenofibrate could reduce our net sales of ANTARA and adversely impact our revenues. Currently, the primary competition for ANTARA in the fenofibrate market is TriCor® 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 90% of U.S. fenofibrate sales for the twelve month period ended December 31, 2008. Additionally, Abbott Laboratories has recently introduced a new product, TriLipixTM, which the FDA approved in December 2008 whose active ingredient is fenofibric acid, the active metabolite of fenofibrate.

In addition to TriCor and TriLipix, there are several other branded fenofibrate products which compete with ANTARA. ANTARA competes with Triglide®, a 160 mg fenofibrate product and Fenoglide®, a 120 mg branded fenofibrate product, both which are marketed by Sciele Pharma, Inc., a wholly owned subsidiary of Shionogi & Co. Ltd. Triglide and Fenoglide accounted for approximately 2% of U.S. fenofibrate sales for the twelve month period ended December 31, 2008. ANTARA also competes with Lipofen®, a 150 mg fenofibrate product, which is marketed by Kowa Pharmaceuticals America, Inc.

As described in “Risk Factor”—“Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” we received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of ANTARA. The final FDA approval of Lupin’s ANDA and the commercialization of the drug product which is the subject of that ANDA would have a material adverse impact on the sales of ANTARA.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 4% of total U.S. sales of fenofibrate in the twelve month period ended December 31, 2008. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg TriCor tablet (which is no longer marketed or sold) and Par Pharmaceuticals and Impax Labs received FDA approval for similar generic products in October 2007 and March 2008, respectively. In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an ANDA with a Paragraph IV certification seeking the approval of a generic version of TriCor 145 mg. Additionally, Biovail Corporation announced on September 3, 2008 that it also has filed an ANDA seeking approval for a generic version of TriCor 145 mg. If a generic version of Abbott Laboratories’ TriCor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase.

There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids (including Lovaza® marketed by GlaxoSmithKline), niacin (including Niaspan® marketed by Abbott), ezetimibe and fixed-dose combination products. The growth of any of these branded products, the FDA approval of Lupin’s ANDA and subsequent launch of a generic version of ANTARA or the marketing of generic fenofibrate products could result in a decrease in ANTARA sales, create pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

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

In addition, as described in “Risk Factor”—”Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” Orchid has recently filed an ANDA seeking approval to market a generic version of FACTIVE. Upon final FDA approval of Orchid’s ANDA, the drug product which is the subject of that ANDA would have a material adverse impact on the sales of FACTIVE.

Ramoplanin

We have completed Phase II clinical trials studying Ramoplanin for the treatment of CDAD. We are aware of two products currently utilized in the marketplace for the treatment of this indication: Vancocin® pulvules (vancomycin), a product marketed by ViroPharma Inc., and metronidazole, a generic product. We are also aware of several other companies with products in development for the treatment of CDAD.

Due to strategic and financial considerations, we have suspended the clinical development of Ramoplanin pending identification of a partner, licensee or buyer for the product.

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

Product Approval

For innovative, or non-generic, new drugs, a FDA-approved new drug application (“NDA”) is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its labeled uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA typically must include or reference preclinical data from animal and laboratory testing and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any preclinical laboratory and animal testing must comply with FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with FDA’s good clinical practice and other requirements. In order to initiate a clinical trial, the sponsor must submit an investigational new drug application (“IND”), to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards (“IRBs”), at the sites where the research will take place, and the study subjects must provide informed consent. The FDA also regulates and typically inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment, unless a waiver or exemption applies. FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and review an NDA it deems incomplete or not properly reviewable.

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase II, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase III, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by U.S. and foreign regulatory agencies. Federal law and the state of Maine require that clinical trial sponsors register most Phase II and Phase III studies and post results of such studies on a publicly funded internet website. Failure to comply with these requirements can result in civil and criminal penalties and, at the federal level, can render our products misbranded. We believe we are in compliance in all respects with federal clinical trial registration laws and are in the process of bringing the company into compliance with applicable Maine law.

Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment (“SPA”). Among other things, Special Protocol Assessments can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. Where the FDA agrees to a Special Protocol Assessment, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. Special Protocol Assessments thus help establish up-front agreement with the FDA about the adequacy of the design of a clinical trial to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a Special Protocol Assessment.

The FDA can, and does, reject new drug applications, require additional clinical trials, grant approvals on only a restricted basis even when product candidates performed well in clinical trials, or require further studies as a condition of approval. In addition, the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) permits the agency to require new drug applicants to submit a REMS with the NDA if the agency determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks.

Generic drugs are approved through an abbreviated process based on the submission to FDA of an abbreviated new drug application (“ANDA”). The ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and labeling as a so-called “reference listed drug” approved under an NDA, although some limited exceptions may be permitted. The ANDA also generally contains limited clinical data to demonstrate that the product covered by the ANDA is absorbed in the body at the same rate and to the same extent as the reference listed drug. This is known as bioequivalence. In addition, the ANDA must contain information regarding the manufacturing processes and facilities that will be used to ensure product quality, and must contain certifications to patents listed with the FDA for the reference listed drug. Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed, and if the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. The amount of testing and effort that is required to prepare and submit an ANDA is generally substantially less than that required for an NDA.

In addition to the NDA and ANDA procedures, there is an additional approval mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA where the applicant does not have a right to reference all or some of the data being relied upon for approval. Under current regulations and FDA policies, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company’s NDA. This might be done, for example, where the applicant is seeking approval for a new use for a drug that has already been approved for a different use or for a different formulation of the same drug that is already approved for the same use. FDA’s interpretation of the 505(b)(2) pathway is controversial and has not been tested in the courts.

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

Manufacturing facilities that produce drugs are subject to extensive regulation both by the FDA, state and local governments, and foreign regulatory authorities. These laws and regulations require, among other things, that our facilities and the facilities of third parties, such as LG Life Sciences, Ethypharm S.A. (“Ethypharm”), Patheon Pharmaceuticals Inc. (our third party finished-product manufacturer for FACTIVE tablets) and Catalent Pharma Solutions (our third party packager of ANTARA capsules), be registered with the FDA and other regulatory authorities, comply with current good manufacturing practices requirements, and pass periodic inspections by the FDA and other regulators. Facilities in foreign countries may be subject to inspection by the FDA, local regulators or both. Current good manufacturing practices (“cGMP”), require extensive recordkeeping, quality control, documentation and auditing to ensure that products meet applicable specifications. Failure to comply with these requirements can result in warning letters, requirements of remedial action, and, in the case of more serious failures, suspension of manufacturing, seizure, injunctions or recall of product and fines and other penalties. Compliance with these requirements can be time consuming, costly and can result in delays in product approval or product sales.

In addition to cGMP requirements, certain of our products must also be packaged with child-resistant and senior friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Products that do not comply with these requirements can be considered misbranded and subject to seizure, recall, monetary fines, and other penalties.

The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. States require the registration of manufacturers and distributors who provide pharmaceuticals, including in certain states even if these manufacturers or distributors have no place of business within the state but satisfy other nexus requirements, for example, the shipment of products into such state. States also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that are requiring manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws limit the distribution of prescription drug product samples to licensed practitioners and impose other requirements to ensure accountability in the distribution of samples.

Other reporting and recordkeeping requirements also apply for marketed drugs, including for most products requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, and be appropriately balanced and substantiated. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the United States Health and Human Services Office of Inspector General and United States Department of Justice, as well as similar state laws. Anti-kickback laws make it illegal for a prescription drug manufacturer or marketer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase, recommendation or prescription of a particular drug, covered by a federal healthcare program, unless one of several narrow safe harbors or other exceptions applies. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party government payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Many states have their own versions of the False Claims Act, some of which apply regardless of whether the relevant payors are government or private.

Similar laws apply in other countries, including anti-bribery prohibitions in the European Union and member countries of the European Union.

Other Regulatory and Compliance Requirements

Under the laws of the United States, the countries of the European Union and other nations, we and the institutions where we sponsor research are subject to obligations to ensure the protection of personal information of human subjects participating in our clinical trials. In the United States, these laws include the privacy provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), the implementing regulations of the United States Department of Health and Human Services, and state medical records privacy laws. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could affect the timing and the cost of future clinical development activities.

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

Pricing and Third-Party Reimbursement

In the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Increasingly, third party payors are challenging the prices charged for medical products and services. As a result, in the future, reimbursement to the consumer could become unavailable or could be insufficient to allow us to sell our products on a competitive and profitable basis, either because our products are deemed to be not cost effective or for some other reason. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced product revenues. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing reimbursement controls. For example, Congress may give the federal government authority to negotiate drug prices for the Medicare Part D outpatient prescription drug benefit. Currently under Part D, prices are negotiated by the manufacturer with individual Part D plan sponsors or their administrators. Medicare Part B provides separate reimbursement for a limited universe of prescription drugs (primarily physician administered drugs). Currently, reimbursement for most Part B drugs is set at 106% of average sales price (which a manufacturer must report quarterly). Congress may consider proposals to reduce reimbursement for Part B drugs.

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

Through the commercialization of ANTARA and FACTIVE, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and most recently amended under the Deficit Reduction Act of 2005. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price (“AMP”), of that product, or if it is greater, the difference between

AMP and the best price available from us to any commercial customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services (“CMS”). In order to meet the requirements of the Deficit Reduction Act of 2005, the AMP for each product must now be reported to CMS monthly in addition to quarterly, and CMS will publish the monthly AMP data on its website.

Participation in the Medicaid rebate program requires participation in the Public Health Service (“PHS”), pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of low-income Medicare and Medicaid beneficiaries.

ANTARA and FACTIVE are available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (“VHC Act”), federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the non-federal average manufacturer price (“non-FAMP”). Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

PATENTS AND PROPRIETARY TECHNOLOGY

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. We currently own or license approximately 64 issued U.S. patents, approximately 36 pending U.S. patent applications, approximately 60 issued foreign patents and approximately 109 pending foreign patent applications. These patents and patent applications primarily relate to (1) the chemical composition, use, and method of manufacturing FACTIVE, (2) pharmaceutical compositions, methods of their use and treatment, and methods of manufacturing ANTARA, (3) anti-infective compounds and their uses, and (4) the field of human and pathogen genetics. Our material patents are as follows:

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

•	U.S. Patent No. 7,317,001 granted January 8, 2008, relating to methods of use of Ramoplanin for the treatment of Clostridium difficile-Associated Disease (“CDAD”); expiring December 20, 2024.

Our patent position involves complex legal and factual questions, and legal standards relating to the issuance, scope, validity and enforceability of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

Under our development, license and supply agreement with Ethypharm, S.A. (“Ethypharm”), we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes one issued U.S. patent and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners, under which our wholly-owned subsidiary, Guardian II Acquisition Corporation granted Paul Capital a security interest in substantially all of its assets, including all rights to ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. These patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same.

On December 2, 2008, we received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an ANDA with the FDA for a generic version of ANTARA. We received the certification as the holder of the New Drug Application for ANTARA. Lupin’s certification notice alleges that U.S. Patent No. 7,101,574 (the “574 Patent”), owned by Ethypharm, exclusively licensed to Oscient and listed in the FDA Orange Book for ANTARA, is invalid and/or will not be infringed by Lupin’s commercial manufacture, use or sale of the drug product described in Lupin’s ANDA. The ‘574 Patent will expire in 2020.

In response to the filing of Lupin’s ANDA, on January 14, 2009, we, along with our wholly owned subsidiary Guardian II Acquisition Corporation and our licensor Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc. for infringement of the ‘574 Patent.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Lupin, FDA approval of Lupin’s ANDA will be stayed until the earlier of thirty months from the date of receipt of the Paragraph IV certification notice, or the date of a District Court decision finding that the ‘574 Patent is either invalid, unenforceable or not infringed by the drug product which is the subject of Lupin’s ANDA. We have agreed to share the costs incurred during the litigation against Lupin with our licensor Ethypharm. There can be no assurance that our suit against Lupin will be successful.

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

On May 30, 2008 we received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”), notifying us of the filing of an ANDA with the FDA for a generic version of FACTIVE. Orchid’s notice sets forth allegations that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The notice does not, however, include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the FDA Orange Book. Accordingly, the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015.

We have not commenced a lawsuit against Orchid relating to these eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, we believe that we will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid, which could be a substantial cost and there are no assurances that we would be successful.

The patents relating to Ramoplanin include claims relating to methods of manufacturing Ramoplanin as well as methods of increasing the yield of the active compound. On January 8, 2008, the United States Patent and Trademark Office (“USPTO”) issued us a U.S. patent relating to methods of use of Ramoplanin for the treatment of Clostridium difficile-associated disease (“CDAD”). We also have applications pending relating to various novel uses of Ramoplanin as well as a formulation containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (“EMEA”), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

MANUFACTURING

Currently, our source of supply of bulk capsules of ANTARA is Ethypharm, S.A (“Ethypharm”), which produces the capsules at its facilities in France. Ethypharm is able to receive ANTARA API from two vendors in Spain and Italy. We also have an agreement with Catalent Pharma Solutions (formerly Cardinal Health) to package finished ANTARA capsules.

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

HUMAN RESOURCES

As of December 31, 2008, we had 316 full-time equivalent employees, with 257 field employees across the United States and 59 employees in our Waltham, Massachusetts and Skillman, New Jersey offices. On February 11, 2009 we announced a reduction of approximately 32% in the size of our sales and marketing teams as well as reductions in our office personnel to more aggressively preserve the Company’s financial resources and position our organization for a potential partnership or acquisition.

We have substantially completed the reduction and as of March 20, 2009, we have 213 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

RISKS RELATED TO OUR BUSINESS

We will need to monitor our expenses and raise additional funds in the near future or refinance our existing debt due in December 2009 to fund our operations, repay our debt and support sales and marketing activities and if sufficient funds are not available or we are unable to refinance our debt, it will have a material affect on our business.

Based on the recent extension of the maturity date of approximately $16.7 million of the approximately $17.0 million outstanding principal and accrued interest of our 5% Convertible Promissory Note now due on December 1, 2009, we believe our existing funds, anticipated cash used in operations and our ability to continue to manage expenses after certain cost reduction measures discussed below are in effect will be sufficient to support our current operations and obligations into the third quarter of 2009. In an effort to aggressively preserve the Company’s financial resources and position the organization for a potential partnership or acquisition, on February 11, 2009 we announced plans to substantially reduce the size of our sales and marketing teams as well as our office personnel. Our revenue will likely decline as a result of this decrease. In the next several months, we will need to raise additional capital and/or refinance or amend the terms of our existing debt due in December 2009, to fund our operations for the remainder of 2009, fund other potential commercial or development opportunities and support our sales and marketing activities. We intend to pursue privately raising additional capital from investors through equity financing, the incurrence of indebtedness or a combination of equity and debt. Based on the current credit market turmoil and the inclusion of a going concern explanatory paragraph in the auditor’s report of our consolidated financial statements as discussed below, additional financing may not be available to us, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required or lower our expenses as expected through certain cost reduction measures, we may have to further scale back our operations, take other measures to significantly reduce our expenses which will have a material adverse effect on our business and/or we may seek bankruptcy protection.

For the year ended December 31, 2008, our auditors included a going concern explanatory paragraph in their audit opinion. A going concern explanatory paragraph is included when the auditor concludes there is substantial doubt about our ability to continue as a going concern for at least 12 months following the balance sheet date. If we are unable to refinance or repay our indebtedness as it becomes due, we may be materially and adversely affected and we may be unable to continue operations as a going concern. If we are unable to continue as a going concern it is likely that investors will lose all or a part of their investment. On February 11, 2009, we engaged Broadpoint Capital, Inc. to advise us on strategic options, including the potential sale of the Company. There can be no assurance that this engagement will enable us to identify and implement strategic options, including a potential sale, that will be of benefit to investors. In addition, if we are unable to meet our payment obligations to third parties as they come due, we may be subject to litigation claims and/or may seek bankruptcy protection. Even if we are successful in defending against these claims, litigation could result in substantial costs, be a distraction to management and may result in unfavorable results that could further adversely impact our financial condition and may impact our ability to continue operations.

We have a history of significant operating losses and expect losses to continue for some time.

We have a history of significant operating losses and expect losses to continue for some time. We expect to continue to have net losses in the near future and we had an accumulated deficit of approximately $511 million as of December 31, 2008. These losses are primarily a result of costs incurred in research and development, including our clinical trials and product acquisitions, from sales and marketing, and from general and administrative costs associated with our operations and product sales. These costs have exceeded our revenues which to date have been generated principally from sales of ANTARA and FACTIVE, sublicensing agreements, and our legacy collaborations, government grants and sequencing services.

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

On October 3, 2008, we received a notification from The NASDAQ Listings Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, the Company’s market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008 we received notification from NASDAQ that, given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price (“Rule Suspension”). On December 23, 2008 we received a second notification from NASDAQ that the Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements would be reinstated on April 20, 2009. On March 23, 2009 we received a third notification from NASDAQ that the Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements will be reinstated on July 20, 2009. As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the Rule Suspension period. NASDAQ will not take any action to delist any security for these concerns during the Rule Suspension period, which will remain in effect through Friday, July 17, 2009. These rules will be reinstated on Monday, July 20, 2009. Under the Rule Suspension, we believe that we will now have until approximately October 6, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If we do not regain compliance with the MVPHS requirement by October 6, 2009, we will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present our plan to regain compliance with the MVPHS requirement.

If our efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive business days before October 6, 2009, we will regain compliance with respect to the MVPHS requirement. In the event we do not regain compliance, we may appeal the staff determination to the Panel. In the event that we fail to regain compliance and are unsuccessful in an appeal to the Panel, our securities will be delisted from The NASDAQ Global Market. In the event that our securities are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for our common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. If such event in (i) or (ii) above occurred, holders of our 2011 Notes (as defined below) have the right to require us to repurchase for cash the outstanding principal amount of the 2011 Notes, as applicable, plus accrued and unpaid interest through such date. As of

December 31, 2008, there were approximately $86.7 million principal amount of 12.50% Convertible guaranteed senior notes due 2011 (the “12.50% Notes”), approximately $12.7 million principal amount of 3.50% Senior convertible promissory notes due 2011 and approximately $0.8 million principal amount of 3 1/2% Senior convertible promissory notes due 2011 (collectively, the “2011 Notes”). If the 12.50% Notes become due and are accelerated, this could trigger a Put Event under the Paul Capital Revenue Interest Assignment Agreement as amended. We do not have sufficient cash or may not be able raise sufficient additional capital to repay the 2011 Notes and repurchase the RIAA at the Put/Call Price and the amounts outstanding under the Note Purchase Agreement, as applicable, if requested to be repurchased by the holders and Paul Capital.

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

ANTARA is approved by the FDA to treat hypercholesterolemia (high blood cholesterol) and hypertriglyceridemia (high triglycerides) in combination with a healthy diet. FACTIVE tablets have FDA marketing approval for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”).

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

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone product. Warnings regarding the risk of tendon related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also required that all manufacturers of fluoroquinolones submit a Medication Guide. The FDA has approved our changes to the package insert and Medication Guide as required by FDA to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE. We have also submitted a proposed Risk Evaluation and Mitigation Strategy (“REMS”) as required by FDA of all sponsors of fluoroquinolone products to ensure patients’ safe and effective use of such products. We are working with the FDA to finalize certain details of the REMS.

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

Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time.

On December 2, 2008, we and our licensor, Ethypharm, S.A. (“Ethypharm”), received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of ANTARA prior to the August 2020 expiration date of U.S. Patent No. 7,101,574 (the “‘574 Patent”). The ‘574 Patent, which is owned by Ethypharm, exclusively licensed to Oscient and listed in the FDA Orange Book for ANTARA relates to pharmaceutical compositions containing fenofibrate and methods of preparing the same. Lupin’s certification notice alleges that the ‘574 Patent”, is invalid and/or will not be infringed by Lupin’s commercial manufacture, use or sale of the drug product described in Lupin’s ANDA.

In response to the filing of Lupin’s ANDA, on January 14, 2009, we, along with our wholly owned subsidiary Guardian II Acquisition Corporation and licensor Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc., for infringement of the ‘574 Patent. We and our licensor Ethypharm have agreed to equally share the costs incurred during such litigation. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Lupin, FDA approval of Lupin’s ANDA will be stayed until the earlier of thirty months from the date of receipt of the Paragraph IV certification notice, or the date of a District Court decision finding that the ‘574 Patent is either invalid, unenforceable or not infringed by the drug product which is the subject of Lupin’s ANDA. If the litigation is still ongoing after thirty months, the termination of the stay could result in the introduction of one or more generic products to ANTARA prior to resolution of the litigation.

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

Any legal action taken to defend our patent rights relating to ANTARA or FACTIVE will likely be costly, time consuming and distracting to management, could have a material adverse effect on our business, and could result in a finding that either Orchid’s or Lupin’s proposed generic product does not infringe the claims of our patents or that our patents are invalid and/or unenforceable. An adverse outcome in any such legal action could result in one or more generic versions of ANTARA or FACTIVE being launched before the expiration of the patents covering the products. Since ANTARA and FACTIVE are currently our only marketed products, the introduction of a generic version of either ANTARA or FACTIVE could have a material adverse affect on our ability to successfully execute our business strategy, to maximize the value of our products and therefore could have a material negative impact on our financial condition and results of operations.

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

As further discussed under, “Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior tithe expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” Lupin and Orchid are seeking to market generic versions of our products.

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

We have a substantial level of debt. As of December 31, 2008, we had approximately $207.4 million of indebtedness outstanding (including accrued interest and excluding a bond discount of approximately $1.9 million), which includes approximately $41.1 million in revenue interest that entitles Paul Capital to receive a royalty on the sales of both ANTARA and FACTIVE. Approximately $16.9 million of outstanding indebtedness will mature on December 1, 2009, approximately $23.4 million of outstanding indebtedness will mature in 2010 or may be extended at our option to 2012 through issuance of warrants and approximately $126.0 million of indebtedness will mature in 2011. The level and nature of our indebtedness, among other things, could:

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

•

restrict the operations of our business as a result of provisions in the Revenue Interests Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to ANTARA and FACTIVE, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would materially adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE; or

•

impair our ability to merge or otherwise effect the sale of the Company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the Company.

We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may be unable to continue operations and/or may seek bankruptcy protection.

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

The primary competition for ANTARA in the fenofibrate market is TriCor® 145 mg, a product manufactured by Abbott Laboratories, which accounted for approximately 90% of U.S. fenofibrate sales for the year ended December 31, 2008. Additionally, Abbott Laboratories has recently launched a new product, TriLipixTM, which was approved by the FDA in December 2008 and its active ingredient is fenofibric acid, the active metabolite of fenofibrate.

In addition to TriCor and TriLipix, there are several other branded fenofibrate products which compete with ANTARA. ANTARA competes with Triglide®, a 160 mg fenofibrate product and Fenoglide®, a 120mg branded fenofibrate product, both of which are marketed by Sciele Pharma, Inc., a wholly owned subsidiary of Shionogi & Co. Ltd. Triglide and Fenoglide accounted for approximately 2% of U.S. fenofibrate sales for the year ended December 31, 2008. Additionally, ANTARA also competes with Lipofen®, a 150 mg fenofibrate product, which is marketed by Kowa Pharmaceuticals America, Inc.

As described under “Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” we received notice of Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of ANTARA. Upon final FDA approval of Lupin’s ANDA, the drug product which is the subject of that ANDA would have a material adverse impact on the sales of ANTARA.

Additionally, several generic versions of fenofibrate in varying doses are also available for the treatment of dyslipidemias. Revenues from these products accounted for approximately 4% of total U.S. sales of fenofibrate sales for the year ended December 31, 2008. In May 2005, Teva Pharmaceutical Industries, Ltd. (“Teva”) obtained FDA approval to market a generic version of Abbott Laboratories’ 160 mg TriCor tablet (which is no longer marketed or sold) and Par Pharmaceuticals and Impax Labs received FDA approval for similar generic products in October 2007 and March 2008, respectively. In addition, Solvay S.A., Abbott Laboratories’ partner announced on January 23, 2008, that Teva had filed an Abbreviated New Drug Application (“ANDA”) with a Paragraph IV certification seeking the approval of a generic version of TriCor 145 mg. Additionally, Biovail Corporation announced on September 3, 2008 that it also has filed an ANDA seeking approval for a generic version of TriCor 145 mg. If a generic version of Abbott Laboratories’ TriCor 145 mg product is approved by the FDA, the percentage of total revenues attributable to generic fenofibrate products would likely increase and adversely impact the sales of ANTARA. There are also several other FDA-approved products and products in development for similar indications as ANTARA which could compete with ANTARA, including statins, omega-3 fatty acids (including Lovaza® marketed by GlaxoSmithKline), niacin, (including Niaspan® marketed by Abbott), ezetimibe and fixed-dose combination products.

The growth of any of these competitive branded products, the approval of Lupin’s ANDA, the marketing of generic fenofibrate products or the FDA approval and subsequent marketing of products with similar indications, including combination therapy products currently in development could result in a decrease in ANTARA sales, place pressure on the price at which we are able to sell ANTARA, reduce our profit margins, reduce our net sales of ANTARA and adversely impact our revenues.

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

In addition, as described under “Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” Orchid has recently filed an ANDA seeking approval to market a generic version of FACTIVE. The final FDA approval of Orchid’s ANDA, the drug product which is the subject of that ANDA, would have a material adverse impact on the sales of FACTIVE.

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

Our failure to in-license, co-promote or acquire and develop additional product candidates or approved products will negatively affect our business.

As part of our business strategy, we intend to acquire, develop and commercialize additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. The acquisition of rights to additional products would likely require us to make significant up-front cash payments, which could adversely affect our liquidity and/or may require us to raise additional capital and/or secure external sources of financing. We may seek funding for product acquisitions through equity or debt offerings, through royalty-based financings or by a combination of these methods, such as the financing we completed with Paul Capital to fund the ANTARA acquisition. There is no assurance that we will be able to raise the funds necessary to complete any product acquisitions on acceptable terms or at all. In addition, as announced on February 11, 2009 the reduction in our sales force to conserve capital will negatively impact our ability to acquire new products. If we raise funds it could dilute shareholders, or if we use existing resources it could adversely affect our liquidity and increase the amount of capital which we would need.

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

For instance, we, along with many other pharmaceutical companies, received correspondence in 2007 from the FDA stating that it had some concerns over the reliability of studies conducted by MDS Pharma Services between 2000 and 2004. The predecessor owner of the rights to ANTARA, Reliant Pharmaceuticals, had engaged MDS Pharma to perform certain bioequivalence studies for ANTARA, including some studies that were submitted in support of the original approval of ANTARA. The FDA suggested that we take one of the following steps to assess the accuracy of such data: conduct an independent audit of the trials to verify the data, re-assay samples or repeat the studies. The FDA also stated that it has not detected any signals or any evidence that the products mentioned in its correspondence pose a safety risk or that there has been any impact on efficacy. On May 30, 2007, we responded to the FDA informing the FDA that we do not believe that these steps are necessary because the FDA audited the pivotal MDS Pharma study at issue prior to its approval of ANTARA, and further because there are other non-MDS Pharma data that support the safety and effectiveness of ANTARA. To date, the FDA has not responded to our response. As a result, the outcome of this issue is uncertain, and we cannot predict whether this issue will have a material impact on our results of operations.

New legal and regulatory requirements could make it more difficult for us to obtain expanded or new product approvals, and could limit or make more burdensome our ability to commercialize our approved products.

Numerous proposals have been made in recent years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (“FDAAA”). The recently enacted amendments authorize the FDA, among other things, to require submission of REMS with new drug applications, or post-approval upon the discovery of new safety information, to monitor and address potential safety issues for products upon approval. The FDAAA also grants the FDA the authority to mandate labeling changes in certain circumstances and establishes new requirements for registering and disclosing the results of clinical trials. For example, as discussed under “Our business is very dependent on the commercial success of ANTARA and FACTIVE” the FDA has informed us, along with the other sponsors of all marketed fluoroquinolone products of the need to have a Boxed Warning with respect to tendonitis and tendon rupture in certain patients. The FDA has also informed us that, based on new safety information, we (along with other sponsors of marketed fluoroquinolone products) must submit a proposed Medication Guide and a proposed REMS to ensure patients’ safe and effective use of all fluoroquinolones, including FACTIVE. Such changes may increase our costs and adversely affect our operations.

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

We do not have the internal capability to manufacture pharmaceutical products. Under our agreement with LG Life Sciences, LG Life Sciences manufactures the active pharmaceutical ingredient (“API”) of FACTIVE and is our only source of supply. We use Patheon Inc. (“Patheon”) to produce the finished FACTIVE tablets and it is currently our only source of FACTIVE tablets. Currently, our only source of supply of bulk capsules of ANTARA is Ethypharm which manufactures the bulk capsules in France and is able to receive ANTARA API from two vendors in Spain and Italy. Further, we have an agreement with Catalent Pharma Solutions to package finished ANTARA capsules and FACTIVE tablets.

If Ethypharm, LG Life Sciences, Patheon or Catalent Pharma Solutions experience any significant difficulties in their respective manufacturing processes for our products, including the API or finished product, or is found otherwise not to be in compliance with applicable legal and regulatory requirements, we could experience significant interruptions in the supply of ANTARA and FACTIVE. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply ANTARA and FACTIVE at required levels. Such an interruption could cause us to incur substantial costs and our ability to generate revenue from ANTARA and FACTIVE may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Also, if we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the new process or source meets applicable legal and regulatory requirements and that the product manufactured by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted. Due to these regulatory requirements, we could incur substantial expenses or experience significant interruptions in the supply of ANTARA and FACTIVE if we decided to transfer the manufacture of our products to one or more suppliers in an effort to deal with such difficulties.

As the ANTARA bulk capsules and FACTIVE API are manufactured in France and South Korea, respectively, we must ship our products to the United States for finishing, packaging and labeling, and manufacturing in the case for FACTIVE. While in transit, our API and product, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment to the United States, our API or finished product could be lost or damaged as our FACTIVE API is stored at Patheon and our ANTARA and FACTIVE finished product is stored at our third party logistics provider, Integrated Commercialization Solutions, Inc. (“ICS”). Appropriate risk mitigation steps have been taken and insurance is in place. However, depending on when in the process the API or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our API or finished product.

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

We sell ANTARA and FACTIVE to wholesale drug distributors who generally sell products to retail pharmacies and other institutional customers. We do not promote ANTARA and FACTIVE to these wholesalers, and they do not determine such products prescription demand. However, approximately 92% of our product shipments during the year ended December 31, 2008 was to only three wholesalers. Our ability to commercialize ANTARA and/or FACTIVE will depend, in part, on the extent to which we maintain adequate distribution of ANTARA capsules and FACTIVE tablets via wholesalers, pharmacies and hospitals, as well as other customers. Although a majority of the larger wholesalers and retailers distribute and stock ANTARA and FACTIVE, they may be reluctant to do so in the future if demand is not established. Further, it is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. If we do not maintain adequate distribution of ANTARA capsules or FACTIVE tablets, the commercialization of ANTARA and/or FACTIVE and our anticipated revenues and results of operations could be adversely affected.

Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive revenues that we assigned to it, repay the outstanding principal and interest on the note or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right, repay the note or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition.

On August 18, 2006, we and our subsidiary Guardian II Acquisition Corporation (“Guardian II”), entered into a revenue interests assignment agreement with Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners pursuant to which we assigned to Paul Capital the right to receive a portion of our net revenues from FACTIVE tablets and Guardian II assigned to Paul Capital the right to receive a portion of its net revenue from ANTARA capsules. To secure its obligations to Paul Capital, Guardian II also granted Paul Capital a security interest in substantially all of its assets, including the U.S. rights to ANTARA.

Under our arrangement with Paul Capital, upon the occurrence of certain events (the “Put Events”), including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in ANTARA or FACTIVE, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Revenue Interests Assignment Agreement, or sales of ANTARA are suspended due to an injunction or if we elect to suspend sales of ANTARA as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at the price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Interests Assignment Agreement less the cumulative royalties previously paid to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”) in effect on the date such right is exercised or (ii) foreclose on the ANTARA assets that secure our obligations to Paul Capital. Except in the case of certain bankruptcy events, if Paul Capital exercises its right to cause us to repurchase the rights we assigned to it, Paul Capital may not foreclose unless we fail to pay the Put/Call Price as required. In the event of a Put Event, the outstanding principal and interest in the $20 million note will become immediately due and payable to Paul Capital.

On November 5, 2008 we entered into a first amendment to the Revenue Interests Assignment Agreement. The amendment provides, among other things, that Paul Capital consented to the grant by Guardian II of a second-ranking security interest in and to the assets of Guardian II to secure Guardian II’s guarantee of the 12.50% Notes that were issued in our November 2008 exchange. The amendment provides that any acceleration or failure to pay the 12.50% Notes would be considered a Put Event whereby Paul Capital could have the right to demand that we repurchase the Revenue Interest Assignment at the Put/Call Price and the amounts outstanding under the Note Purchase Agreement would immediately become due and payable.

If Paul Capital were to exercise its right to cause us to repurchase the right we assigned to it, there can be no assurance that we would have sufficient funds available to pay the Put/Call Price in effect at that time. Even if we have sufficient funds available, we may have to use funds that we planned to use for other purposes and our results of operations and financial condition could be adversely affected. If Paul Capital were to foreclose on the ANTARA assets that secure our obligations to Paul Capital, our results of operations and financial condition could also be adversely affected. The existence of Paul Capital’s rights that it may exercise upon a Put Event could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties upon whom we rely to support the development and commercialization of our products do not fulfill their obligations.

In addition to using third parties to fulfill our manufacturing, distribution and supply chain services, our development and commercialization strategy entails entering into arrangements with corporate collaborators, contract research organizations, licensors, licensees and others to conduct development work, manage our clinical trials and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, we are particularly dependent on third parties in these areas. For instance, we have entered into exclusive arrangements granting rights to Pfizer, S.A. de C.V and Menarini International Operation Luxembourg S.A. to develop and sell FACTIVE in Mexico and Europe, respectively. We had previously entered into an exclusive arrangement granting rights to Abbott Laboratories, Ltd. (“Abbott Canada”) to develop and sell FACTIVE in Canada, however our agreement with Abbott Canada was terminated in December 2008, and Abbott Canada ceased all development and commercialization of FACTIVE in Canada. FACTIVE sales in Canada accounted for approximately 4% of all FACTIVE revenues recorded by the Company in the two years ended December 31, 2008.

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

ANTARA

Our exclusive rights to ANTARA are licensed to us by Ethypharm, S.A. (“Ethypharm”). If we breach the obligations in any of our license agreements relating to ANTARA including the development, license and supply agreement with Ethypharm, the licensor may be entitled to terminate the agreement. Further, in order to maintain our exclusive rights, we must achieve certain minimum annual sales of ANTARA until February 2012 or make payments to Ethypharm to compensate for the difference. On or about February 27, 2009, we received notice from Ethypharm that we had not achieved the minimum sales threshold, and accordingly within 60 days of receipt of such notice, on or approximately April 28, 2009, we may elect to maintain the exclusivity of the license by compensating Ethypharm for any shortfall, or to convert the exclusive license to a non-exclusive license. As of December 31, 2008, we have recorded approximately $621,000 related to the potential minimum royalty obligation owed to Ethypharm and which would be payable in the event we elect to maintain the exclusivity of the license. Ethypharm also has a right of first refusal on any divestiture of our rights to ANTARA, which may adversely affect our ability to effect a change of control or sale of our assets.

In accordance with the terms of our asset purchase agreement with Reliant we assumed a third party license relating to ANTARA not including the Ethypharm license. Under the license we are obligated to make certain royalty payments based on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The third party license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. We have engaged the third party licensor to renegotiate the terms of that license and have suspended further royalty payments while the terms of such license are being renegotiated. This decision could lead to litigation and have a material impact on our operations and sales of ANTARA.

FACTIVE

We have an exclusive license from LG Life Sciences to develop and market FACTIVE in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of FACTIVE in the countries covered by the license, including the conduct of clinical trials, the filing of drug approval applications with the FDA and other applicable regulatory authorities and the marketing, distribution and sale of FACTIVE in our territory. The agreement with LG Life Sciences also required that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. After LG Life Sciences’ review of our financial information it has accepted our analysis and concluded that it will not terminate the agreement based on the minimum gross sales level of $30 million. We believe that we are currently in compliance with our obligations under the agreement with LG Life Sciences, but there can be no assurance that we will be able to remain in compliance and meet all of our obligations due to the limitations on our resources and the challenges inherent in the commercialization of new products as described above in “Our product and product candidates face significant competition in the marketplace.”

LG Life Sciences has the obligation under the agreement to diligently maintain its patents and the patents of third parties to which it has rights that, in each case relating to gemifloxacin, the active ingredient in FACTIVE tablets. We have the right, at our expense, to control any litigation relating to suits brought by a third party alleging that the manufacture, use or sale of gemifloxacin in its licensed field in the territories covered by the license infringes upon our rights. We also have the primary right to pursue actions for infringement of any patent licensed from LG Life Sciences under the license agreement within the territories covered by the license. If we elect not to pursue any infringement action, LG Life Sciences has the right to pursue it. The costs of any infringement actions are first paid out of any damages recovered. If we are the plaintiff, the remainder of the damages are retained by us, subject to our royalty obligations to LG Life Sciences. If LG Life Sciences is the plaintiff, the remainder of the damages are divided evenly between us and LG Life Sciences, subject to our royalty obligations to LG Life Sciences. The costs of pursuing any such action could substantially diminish our resources. To date, we have no pending litigation relating to FACTIVE.

In February 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (“Pfizer Mexico”) whereby we sublicensed our rights to commercialize FACTIVE tablets in Mexico to Pfizer Mexico. Under this agreement, we are obligated to exclusively supply all active pharmaceutical ingredient for FACTIVE required by Pfizer Mexico in Mexico. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after August 2007, the first anniversary of launch of FACTIVE tablets in Mexico upon six-months prior written notice.

In August 2006, we entered into a Supply, Development and Marketing Agreement with Abbott Laboratories, Ltd. (“Abbott Canada”), the Canadian affiliate of Abbott. Under this agreement, we were obligated to exclusively supply all finished packaged FACTIVE product required by Abbott Canada. The agreement also provided that we could terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada could terminate with prior notice to us after November 30, 2008. On December 18, 2008 the agreement with Abbott Canada was terminated.

In December 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (“Menarini”), whereby we sublicensed our rights to sell FACTIVE tablets in Europe to Menarini. Under the terms of our agreement with Menarini, Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier to occur of the expiration of the life of certain patents covering the product or expiration of data exclusivity. We believe that, together with our manufacturing partners, we will be able to meet such supply and other obligations under these sublicense and supply agreements but can make no assurances that we will be able to remain in compliance with such responsibilities, which would result in our breach of such agreement. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. In recent years, the FDA has made the approval process for new antibiotics more challenging, sometimes requesting placebo-controlled or superiority design clinical studies for certain indications. It is possible that the European Medicines Agency (“EMEA”) could adopt a similar position regarding the approval of FACTIVE for certain indications, and as a result Menarini may not be able to secure regulatory approval of FACTIVE in Europe and accordingly could elect to terminate the agreement. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet.

Our intellectual property protection and other protections may be inadequate to protect our products.

Our success will depend, in part, on our ability to obtain commercially valuable patent claims and protect our intellectual property. The degree of protection afforded by a patent varies on a country-by-country and a product-by-product basis and depends upon many factors, including the scope of the patent’s claims, the availability of regulatory-related patent term extensions, the validity and enforceability of the patent and the availability of legal remedies in a particular country. We currently own or license approximately 64 issued U.S. patents, approximately 36 pending U.S. patent applications, approximately 60 issued foreign patents and approximately 109 pending foreign patent applications. We are not currently involved in any litigation, settlement negotiations, or other legal action regarding patent issues and we are not aware of any patent litigation threatened against us. Our patent position involves complex legal and factual questions, and legal standards relating to the issuance, scope, validity and enforceability of claims in the applicable technology fields are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain.

Under our Development, License and Supply Agreement with Ethypharm, S.A. (“Ethypharm”), we assumed all of the rights and obligations related to the development, manufacturing, marketing and sale of ANTARA in the United States. This license includes one issued U.S. patent and several pending patent applications. In conjunction with the financing of our acquisition of ANTARA, we entered into a Security Agreement with Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners, under which our wholly-owned subsidiary granted Paul Capital a security interest in substantially all of its assets, including all rights to the ANTARA intellectual property, in order to secure its performance under the financing agreements with Paul Capital. In connection with the issuance of the 2011 notes, Guardian II and the collateral agent for the 2011 note holders entered into a Security Agreement under which Guardian II granted the collateral agent a second priority security interest in substantially all of the assets of Guardian II to secure Guardian’s guarantee of our obligations with respect to the 2011 notes. The patents and applications include claims that relate to pharmaceutical compositions containing fenofibrate using the drug delivery technologies incorporated in ANTARA, methods of their use and treatment, and methods of preparing the same. The patent issued to Ethypharm which is listed in the FDA Orange Book is set to expire in 2020.

As discussed under, “Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” we received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an ANDA with the FDA for a generic version of ANTARA and in response to the filing of Lupin’s ANDA, on January 14, 2009, we, along with our wholly owned subsidiary Guardian II Acquisition Corporation and licensor Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc.

Under our license agreement with LG Life Sciences, we obtained an exclusive license to develop and market gemifloxacin in certain territories. This license covers 18 issued U.S. patents and a broad portfolio of corresponding foreign patents and pending patent applications. These patents include claims that relate to the chemical composition of FACTIVE, methods of manufacturing and its use for the prophylaxis and treatment of bacterial infections. We have received a Notice of Final Determination from the U.S. Patent and Trademark Office on our patent term extension application for U.S. Patent No. 5,776,944 extending its patent term 659 days to April 4, 2017. The principal U.S. patents for FACTIVE are currently set to expire at various dates, ranging from 2015 to 2019. As discussed under, “Lupin Limited’s and Orchid Healthcare’s Paragraph IV certifications under the Hatch-Waxman Act related to ANTARA and FACTIVE respectively could have a material adverse effect on our financial condition and results of operations, as it could result in the introduction of a generic products prior to the expiration of the patents covering ANTARA and FACTIVE, as well as in significant legal expenses and diversion of management’s time,” we received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”), notifying us of their filing of an ANDA for a generic version of FACTIVE.

On January 8, 2008 the United States Patent and Trademark Office (“USPTO”) issued us U.S. Patent No. 7,317,001 relating to the treatment of Clostridium difficile associated disease (“CDAD”) using Ramoplanin. We received a patent term adjustment of 565 days thus extending the term through December 20, 2024. In addition to the recently issued patent, we have an additional patent which includes claims relating to methods of manufacturing Ramoplanin. We also have several applications pending relating to additional novel uses of Ramoplanin as well as formulations containing Ramoplanin. The patent covering the chemical composition of Ramoplanin has expired. To provide additional protection for Ramoplanin, we rely on proprietary know-how relating to maximizing yields in the manufacture of Ramoplanin, and intend to rely on the five years of data exclusivity we believe we would receive under the Hatch-Waxman Act in the U.S. and the ten years of market exclusivity in Europe available through the European Medicines Agency (“EMEA”), because Ramoplanin would be a new chemical entity not previously marketed commercially.

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

•	the claims of any patents which are issued may be limited from those in the patent applications and may not provide meaningful protection;

•	U.S. Patents may be subject to reexamination or reissue proceedings before the USPTO, and foreign patents may be subject to comparable proceedings in corresponding patent offices;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our partners may not provide a competitive advantage;

•	other companies, such as Lupin or Orchid may challenge patents licensed or issued to us or our partners;

•	patents issued to other companies may harm our ability to do business;

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

Seasonal fluctuations in demand for FACTIVE, and even possibly ANTARA may cause our operating results to vary significantly from quarter to quarter.

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

The Phase II trial for our product candidate, Ramoplanin, to assess the safety and efficacy of treating Clostridium difficile-associated disease (“CDAD”), was completed in 2004 but did not meet its primary endpoint. Prior clinical and preclinical trials for Ramoplanin were conducted by Vicuron and its licensees, from whom we acquired rights to Ramoplanin. In December 2005 we agreed with the FDA to a Special Protocol Assessment regarding specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. However, due to the nature of Special Protocol Assessments and the fact that our Special Protocol Assessment was agreed to by the FDA in 2005, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved Special Protocol Assessment for a particular protocol is no longer valid. Additionally, in October 2007, the FDA issued draft guidance on the use of non-inferiority studies to support approval of antibiotics. Under this draft guidance, the FDA recommends that for some antibiotic indications, sponsor companies carefully consider study designs other than non-inferiority, such as placebo-controlled trials demonstrating the superiority of a drug candidate to placebo. While the indications identified by the FDA in the draft guidance are not indications which we are currently pursuing, the draft guidance does not articulate clear standards or policies for demonstrating the safety and efficacy of antibiotics generally. The lack of clear guidance from the FDA creates uncertainties about the standards for the approval of antibiotics and could delay or ultimately prevent commercialization of new antibiotic product candidates such as Ramoplanin or additional indications for FACTIVE. If the trials or the filings are delayed or not approved by the FDA, our business may be adversely affected. Currently, we have suspended the clinical development program for Ramoplanin pending identification of a partner, licensee, or buyer for the product.

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

Even if a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review, including the requirement to conduct post-approval clinical studies, post-approval adverse event reporting requirements and potentially a REMS. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.

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

•	fluctuations in the disease incidence for patients available to enroll in our trials;

•	compliance of patients and investigators with the protocol and applicable regulations;

•	prior regulatory agency review and approval of our applications and procedures;

•	Institutional Review Board (“IRB”) review and monitoring;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

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

We are highly dependent on the principal members of our senior management and key scientific, sales and technical personnel. The loss of any of our personnel could have a material adverse effect on our ability to achieve our goals. We currently maintain employment agreements with the following executive officers: Steven M. Rauscher, President and Chief Executive Officer and Philippe M. Maitre, Executive Vice President and Chief Financial Officer. The term of each employment agreement continues until it is terminated by the officer or Oscient.

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

We have entered into commercialization relationships with Pfizer Mexico and Menarini whereby we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico and in Europe to Menarini. We had previously sublicensed our rights to commercialize FACTIVE tablets in Canada to Abbott Laboratories, Inc. (“Abbott Canada”) whereby Abbott Canada was responsible for the development and commercialization of FACTIVE in Canada, however our license agreement with Abbott Canada was terminated in December 2008, and Abbott Canada has ceased all development and commercialization activities relating to FACTIVE in Canada. Further, in order to market FACTIVE in Europe, we or our distribution partners may need to obtain multiple regulatory approvals. For instance, in the first quarter of 2008, Menarini, submitted a regulatory filing seeking approval of FACTIVE in Europe. Menarini is seeking approval of FACTIVE for the treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis. The regulatory review time in Europe is approximately twelve (12) months. Obtaining foreign approvals may require additional trials and expense. In recent years, the FDA has made the approval process for new antibiotics more challenging, sometimes requesting placebo-controlled or superiority design clinical studies for certain indications. It is possible that the European Medicines Agency (“EMEA”) could adopt a similar position regarding the approval of new antibiotics for certain indications. Menarini may not be able to obtain regulatory approval for FACTIVE, which could delay or prevent us from receiving revenue from sales of FACTIVE in Europe, and/or may require additional expenditures. Moreover, our predecessor’s original regulatory filing in the United Kingdom was rejected.

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

Most state Medicaid programs have established preferred drug lists (“PDLs”), and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for an innovator product is based on the greater of (i) 15.1% of the product’s average manufacturer price (“AMP) or (ii) the difference between the product’s AMP and the best price offered by the manufacturer, plus an inflation adjustment if AMP increases faster than inflation. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of our products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program and/or lower manufacturers’ rebate liability are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

As part of the effort to control the costs of prescription drugs, many health maintenance organizations and other third-party payers use formularies, or lists of drugs for which coverage is provided under their benefit plans. Each payer that maintains a drug formulary makes its own determination as to whether a drug will be included in the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot assure you that ANTARA capsules, FACTIVE tablets, Ramoplanin or any of our future products will be added to payers’ formularies, whether our products will have preferred status over alternative therapies, nor whether the formulary decisions will be made in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payers, which could result in our receiving lower or discounted prices for our products.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

The use of any of our product candidates in clinical trials, and the sale of any approved products, might expose us to product liability claims. We currently maintain, and we expect that we will continue to maintain, product liability insurance coverage in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. Such insurance coverage might not protect us against all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. Additionally, as a result of the March 4, 2009 U.S. Supreme Court decision in Wyeth v. Levine, we may potentially be exposed to state common law product liability claims for inadequately disclosing risks related to our products’ use and we cannot predict the impact of this decision at this time. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business. In addition, a product recall or excessive warranty claims (in any such case, whether arising from manufacturing deficiencies, labeling errors or other safety or regulatory reasons) could have an adverse effect on our product sales or require a change in the indications for which our products may be used.

RISKS RELATED TO THE SECURITIES MARKET AND OUR 12.50% NOTES

The price of our common stock and our 12.50% Notes is highly volatile.

The market price of our stock and 12.50% Notes has been and is likely to continue to be highly volatile due to the risks and uncertainties described herein, as well as other factors, including:

•	our ability to obtain financing necessary to meet future operating cash flow requirements;

•	our ability to service our debt obligations as they become due;

•	the revenues that we may derive from the sale of ANTARA capsules and FACTIVE tablets, as compared to analyst estimates or to our own guidance;

•	our ability to enter into transactions to acquire, license or co-promote additional products;

•	our ability to defend our products from generic attack and litigation relating to such matters;

•	whether we will be able to successfully integrate any additional products that we acquire, license or co-promote into our sales and marketing efforts;

•	the timing of the achievement of development milestones and other payments under our strategic alliance agreements;

•	termination of, or an adverse development in, our strategic alliances;

•	conditions and publicity regarding the pharmaceutical industry generally;

•	our ability to meet the continued listing requirements for The NASDAQ Global Market;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	sales of shares of our common stock in the public market; and

•	comments by securities analysts, or our failure to meet market expectations, including our projected financial performance.

Over the two-year period ending December 31, 2008 the closing price of our stock as reported on The NASDAQ Global Market ranged from a high of $8.07 to a low of $0.18. The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources. These broad market fluctuations may adversely affect the price of our securities, regardless of our operating performance.

Any investment in our 12.50% Notes is subject to a very high degree of risk.

Any investment in our 12.50% Notes is subject to a very high degree of risk. At maturity or upon an acceleration of the 12.50% Notes, the entire outstanding principal amount of our 12.50% Notes will become due and payable and we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount when due. Although the 12.50% Notes are guaranteed by our subsidiary Guardian II Acquisition Corporation (“Guardian II”) and this guarantee is secured by a second priority lien on substantially all of the assets of Guardian II, there is a substantial amount of uncertainty regarding both the value of the collateral and the ability of a holder of 12.50% Notes to realize value from the collateral. In the event of foreclosure on the collateral, the proceeds from the sale of the collateral would be distributed first to satisfy indebtedness secured by the first priority lien held by Paul Capital. The value of the collateral and the amount to be received upon a sale of the collateral will depend upon many factors including, among others, the condition of the collateral and our industry, the ability to sell the collateral in an orderly sale, the condition of the international, national and local economies, the availability of buyers, the availability of credit to a buyer and similar factors all of which are subject to increased risk given recent turmoil in the credit markets. In addition to the foregoing, the 12.50% Notes are subject to risk and uncertainties, including that:

•	the 12.50% Notes are not listed on national exchange or quotation system and you may not be able to sell the 12.50% Notes at a price acceptable to you or at all;

•	bankruptcy laws may place additional limits on your ability to realize value from the collateral;

•	federal and state statutes allow courts, under specific circumstances, to void guarantees and could require holders of the 12.50% Notes to return payments received from the guarantor;

•	the market price of our common stock into which the 12.50% Notes are convertible may fluctuate significantly, causing additional volatility in the price of the 12.50% Notes; and

•	investments in the 12.50% Notes may result in adverse tax consequences to you and you should consult you tax advisor before making any investment in the 12.50% Notes.

Conversion of our convertible notes will dilute the ownership interests of existing stockholders.

The conversion of some or all of our convertible notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of notes could depress the price of our common stock and short selling by holders of 12.50% Notes engaging in hedging transactions which could further depress the price of our common stock.

Multiple factors beyond our control may cause fluctuations in our operating results and may cause our stock price or the price of our 12.50% Notes to fall.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•

the pace of our commercialization of ANTARA capsules and FACTIVE tablets, and in the case of FACTIVE, seasonal fluctuations in the duration and severity of the annual respiratory tract infection season;

•	the level of acceptance by physicians and third party payers of ANTARA and FACTIVE;

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights including the Lupin litigation;

•	our success in concluding transactions to acquire additional approved products and product candidates, and the pace of our commercialization of such additional products;

•	the introduction of new products and services by our competitors;

•	regulatory actions;

•	the progress of any future clinical trials for our products; and

•	the progress of any clinical trials conducted by partners for Ramoplanin or products developed through our legacy alliances.

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

During 2008, 2007 and 2006, we incurred aggregate rental costs, excluding maintenance and utilities, for our leased facilities of approximately $1,017,000, $833,000 and $833,000 respectively. Additionally, in 2006 we incurred approximately $1.8 million in rental costs which included obligations under a lease for approximately 81,000 square feet of space at our former executive offices located at 100 Beaver Street, Waltham, Massachusetts, which expired on November 15, 2006. We subleased approximately 47,000 square feet at our former Beaver Street facility, and we received approximately $1.6 million in sublease income in 2006.

In 2007, we expanded our commercial sales and marketing capabilities by adding offices in New Jersey. Our commercial sales and marketing offices are located at 23 Orchard Road, Suite B103, Skillman, New Jersey. We lease approximately 10,000 square feet of space at the Orchard Road facility and our lease term, which extends five years, began on February 11, 2008 and expires in 2013.

We also maintain a west coast lease at 7300 Shoreline Court, South San Francisco, California, for approximately 68,000 square feet of laboratory and administrative space. The remaining average yearly base rent for the west coast facility is approximately $4.7 million. The lease for this facility expires on February 28, 2011 and we have subleased to third parties approximately 61,300 square feet of the facility through various dates ranging from July 31, 2009 to February 28, 2011. In 2008, we received approximately $2.8 million in sublease income from the west coast subleases.

Item 3. Legal Proceedings

ANTARA Paragraph IV Litigation

On December 2, 2008, we and our licensor, Ethypharm, S.A. (“Ethypharm”) received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an ANDA with the FDA seeking approval to market a generic version of ANTARA prior to the August 2020 expiration date of U.S. Patent No. 7,101,574 (the “574 Patent”). The ‘574 Patent, which is owned by Ethypharm, exclusively licensed to Oscient and listed in the FDA Orange Book for ANTARA relates to pharmaceutical compositions containing fenofibrate and methods of preparing the same Lupin’s certification notice alleges the ‘574 Patent, is invalid and/or will not be infringed by Lupin’s commercial manufacture, use or sale of the drug product described in Lupin’s ANDA. The ‘574 Patent will expire in 2020. The Paragraph IV certification sets forth allegations that the ‘574 Patent will not be infringed by Lupin’s manufacture, use or sale of the product for which their ANDA was submitted.

On January 14, 2009, we, along with our wholly owned subsidiary Guardian II Acquisition Corporation and our licensor Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc., for infringement of the ‘574 Patent. We have agreed to share the costs incurred during the litigation with our licensor Ethypharm. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Lupin, FDA approval of Lupin’s ANDA will be stayed until the earlier of thirty months from the date of receipt of the Paragraph IV certification notice, or the date of a District Court decision finding that the ‘574 Patent is either invalid, unenforceable or not infringed by the drug product which is the subject of Lupin’s ANDA. If the litigation is still ongoing after thirty months, the termination of the stay could result in the introduction of one or more generic products to ANTARA prior to resolution of the litigation.

Other Litigation

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock is traded on the NASDAQ Global Market under the symbol “OSCI.” The table below sets forth the range of high and low sale prices for each fiscal quarter during 2008 and 2007 as reported by the NASDAQ Global Market.

	2008		2007
	High	Low	High	Low
First Quarter	$2.30	$1.06	$5.50	$4.10
Second Quarter	2.84	1.38	7.78	4.45
Third Quarter	1.53	0.70	4.75	2.48
Fourth Quarter	1.15	0.15	3.27	1.16

As of March 20, 2009, there were approximately 471 shareholders of record of our common stock.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,327,177	$17.23	1,057,558
Equity compensation plans not approved by security holders (1)	265,282	1.99	107,956

Total	1,592,459	$14.50	1,165,514

(1)	As described on the Company’s Form S-8 filed on October 1, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) on August 13, 2007, and authorized 500,000 shares of common stock for issuance under the 2007 Inducement Plan. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock to new employees.

Company Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2008.

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act or the Exchange Act that might incorporate by reference this annual report or future filings made by the Company under those statues, the preceding Stock Performance Graph and the information relating to it is not “soliciting material” and is not deemed filed with the Securities and Exchange Commission, and shall not be deemed incorporated by reference into any of those such prior filings or into any future filings made by the Company under those statutes.

Copyright © 2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share (in thousands, except per share data).

	For the Year Ended December 31,
	2008	2007	2006(5)	2005	2004(6)
Revenues (net):
Product sales	$86,325	$78,458	$38,244	$20,458	$4,067
Co-promotion	—	—	6,890	2,954	—
Other	523	1,511	1,018	197	2,546

Total net revenues (1)	86,848	79,969	46,152	23,609	6,613
Costs of product sales and operating expenses (2)	167,210	117,965	118,071	112,281	97,229

Loss from operations	(80,362)	(37,996)	(71,919)	(88,672)	(90,616)
Net other income (expense) (3)	16,027	8,527	(6,379)	79	(2,863)

Loss from continuing operations before income tax	(64,335)	(29,469)	(78,298)	(88,593)	(93,479)
Provision for income tax	(420)	(384)	(179)	—	—

Net loss from continuing operations	(64,755)	(29,853)	(78,477)	(88,593)	(93,479)
Income (loss) from discontinued operations	—	—	—	—	208

Net loss	$(64,755)	$(29,853)	$(78,477)	$(88,593)	$(93,271)

Net loss per common share basic and diluted (4)	$(4.03)	$(2.19)	$(6.58)	$(9.26)	$(10.61)

Weighted average basic and diluted common shares outstanding (4)	16,051	13,601	11,925	9,569	8,794

(1)	Does not include income (loss) from discontinued operations related to our genomics business.
(2)	For the year ended December 31, 2008, includes charge for impairment of intangible assets of $50,759.
(3)	For the years ended December 31, 2008 and 2007, includes $35,357 and $30,824 as gains on exchange of convertible notes, respectively, and includes $10,480 and $3,023 as gains on derivatives, respectively.
(4)	Adjusted to account for the effect of the one-for-eight reverse stock split effective on November 15, 2006.
(5)	We acquired the ANTARA assets on August 18, 2006.
(6)	We completed a merger with GeneSoft Pharmaceuticals on February 6, 2004.

	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents, restricted cash, and long and short-term marketable securities	$17,193	$52,466	$44,808	$80,044	$176,628
Working capital	(208,352)	42,011	40,444	77,750	156,021
Total assets	174,033	274,184	279,407	241,095	340,560
Long-term liabilities	5,371	268,906	250,977	191,289	193,397
Shareholders’ (deficit) equity	(81,184)	(28,715)	(1,996)	28,101	114,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Oscient Pharmaceuticals Corporation (“we”, “us”, the “Company” or “Oscient”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (“FDA”)-approved products in the United States. Our strategy is to maximize the sales of our existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. We have developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

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

We have incurred significant operating losses in the past. As of December 31, 2008, we had an accumulated deficit of approximately $511 million. Our independent registered public accounting firm has included a going concern explanatory paragraph in its report for fiscal year ended December 31, 2008. This indicates that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about our ability to continue as a going concern. We will require additional funding to remain a going concern and to fund operations. The inclusion of a going concern explanatory paragraph in the fiscal year 2008 report of our registered public accounting firm may materially and adversely affect our ability to raise new capital and there are no assurances that adequate additional financing will be available to us on acceptable terms, if at all. If we are unsuccessful in obtaining financing or reducing costs, we may be unable to continue operations and/or may seek bankruptcy protection.

In order to more aggressively preserve the Company’s financial resources and position our organization for a potential partnership or acquisition, on February 11, 2009, we announced plans to substantially reduce the size of our sales and marketing teams as well as our office personnel. We also announced on February 11, 2009 that we have engaged Broadpoint Capital, Inc. to advise us on strategic options, including the potential sale of the Company. There can be no assurance that this engagement will enable us to identify and implement strategic options, including the potential sale, that will be of benefit to investors.

Notice of Delisting

On October 3, 2008, we received a notification from The NASDAQ Listings Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, our market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008, we received notification from NASDAQ that given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price (“Rule Suspension”). On December 23, 2008 we received a second notification from NASDAQ that the

Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements would be reinstated on April 20, 2009. On March 23, 2009 we received a third notification from NASDAQ that the Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements will be reinstated on July 20, 2009. As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the Rule Suspension period. NASDAQ will not take any action to delist any security for these concerns during the Rule Suspension period, which will remain in effect through Friday, July 17, 2009. These rules will be reinstated on Monday, July 20, 2009. Under the Rule Suspension, we believe we will now have until approximately October 6, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If we do not regain compliance with the MVPHS requirement by October 6, 2009, we will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present our plan to regain compliance with the MVPHS requirement.

If our efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive business days before October 6, 2009, we will regain compliance with respect to the MVPHS requirement. In the event we do not regain compliance, we may appeal the staff determination to the Panel. In the event that we fail to regain compliance and are unsuccessful in an appeal to the Panel, our securities will be delisted from The NASDAQ Global Market. In the event that our securities are delisted from The NASDAQ Global Market, we may not be able to meet the requirements necessary for our common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. If such event in (i) or (ii) above occurred, holders of our 2011 Notes (as described below) would have the right to require us to repurchase for cash the outstanding principal amount of the 2011 Notes as applicable, plus accrued and unpaid interest through such date. As of December 31, 2008, there was $86,684,000 principal amount of 12.50% Guaranteed convertible senior notes due 2011 (“12.50% Notes”), $12,687,000 principal amount of 3.50% Senior convertible promissory notes due 2011 (“3.50% Notes”) and $829,000 principal amount of 3 1/2% Senior convertible promissory notes due 2011 (“3 1/2% Notes”) (collectively, the “2011 Notes”). If the 12.50% Notes become due and are accelerated, this could trigger a Put Event under the Paul Capital Revenue Interest Assignment Agreement as amended. We do not have sufficient cash and may not be able to raise sufficient additional capital to repay the 2011 Notes as applicable, if requested by the holders to repurchase the notes and/or Paul Capital.

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

On August 18, 2006, we acquired rights to ANTARA in the United States from Reliant Pharmaceuticals Inc. (“Reliant”) for $78 million plus approximately $4.3 million for ANTARA inventory, excluding estimated transaction costs. Under the terms of our acquisition of ANTARA, we assumed certain of Reliant’s liabilities related to ANTARA, including obligations to make certain royalty and milestone payments on sales of ANTARA.

We were assigned rights to an exclusive license from Ethypharm, S.A. (“Ethypharm”). Pursuant to the Ethypharm license, in order to maintain the exclusivity of our rights, we must achieve minimum annual sales in the United States until February 2012 or alternatively Ethypharm may elect to convert our exclusive license to a non-exclusive; however, we would then have the option to compensate Ethypharm for any shortfall to maintain the exclusive license. On or about February 27, 2009, we received notice from Ethypharm that we had not achieved the minimum sales threshold, and accordingly within 60 days of receipt of such notice, on or approximately April 28, 2009, we may elect to maintain the exclusivity of the license by compensating Ethypharm for any shortfall, or to convert the exclusive license to a non-exclusive license. As of December 31, 2008, we have recorded approximately $621,000 related to the potential minimum royalty obligation owed to Ethypharm which would be payable in the event we elect to maintain the exclusivity of the license. During the term of the agreement with Ethypharm, we are obligated to pay a royalty on net sales of ANTARA in the U.S., including a royalty on other fenofibrate monotherapy products in formulations and dosage forms that may be substantially similar or identical to ANTARA developed by us. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at our option, Ethypharm is obligated to either manufacture and deliver to us finished fenofibrate product or deliver active pharmaceutical ingredient (“API”) to us for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by us. Additional Oscient obligations under the Ethypharm agreement include funding a portion of the API safety stock that Ethypharm is required to maintain.

In addition, under the terms of one of the licenses we assumed related to ANTARA, not including the Ethypharm license, we are obligated to make certain royalty payments to a third party licensor based on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The third party license also limits our ability to co-promote ANTARA with companies other than contract sales organizations or similar companies. We have engaged the third party licensor to renegotiate the terms of that license and have suspended further royalty payments while the terms of such license are being renegotiated.

Pursuant to the terms of our acquisition of ANTARA from Reliant, we also acquired the New Drug Application (“NDA”) and the Investigational New Drug application (“IND”), covering the ANTARA products in the United States, clinical data, inventory, the ANTARA® trademark in the United States and certain related contracts and licenses covering intellectual property rights related to the ANTARA products. We also assumed certain of Reliant’s liabilities relating to the ANTARA products.

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

ANTARA capsules are covered by a U.S. patent relating to formulations containing fenofibrate and methods of preparing the same that extends through August 2020. In addition, Ethypharm has filed additional patent applications which relate to the formulation and we were assigned a patent application which was filed by Reliant relating to methods of treatment. If issued, we believe these patents may provide ANTARA additional patent protection. On December 2, 2008, we received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of ANTARA. We received the certification as the holder of the New Drug Application for ANTARA. Lupin’s certification notice alleges that U.S. Patent No. 7,101,574 (the “574 Patent”), owned by Ethypharm, exclusively licensed to Oscient and listed in the FDA Orange Book for ANTARA, is invalid and/or will not be infringed by Lupin’s commercial manufacture, use or sale of the drug product described in Lupin’s ANDA.

In response to the filing of Lupin’s ANDA, on January 14, 2009, we, along with our wholly owned subsidiary Guardian II Acquisition Corporation and our licensor, Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc. for infringement of the ‘574 Patent.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Lupin, FDA approval of Lupin’s ANDA will be stayed until the earlier of thirty months from the date of receipt of the Paragraph IV certification notice, or the date of a District Court decision finding that the ‘574 Patent is either invalid, unenforceable or not infringed by the drug product which is the subject of Lupin’s ANDA.

FACTIVE

Overview

FACTIVE was approved by the FDA in 2003 for the treatment of community-acquired pneumonia of mild to moderate severity (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”).

We license from LG Life Sciences of the Republic of Korea (“LG Life Sciences”) the right to develop and commercialize FACTIVE (gemifloxacin mesylate) tablets, a fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country.

In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether we obtain patent extensions and the timing of our commercial sale of the product in a particular country. On May 30, 2008, we received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”) notifying us of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA to market a generic version of FACTIVE in the U.S. As part of its ANDA, filing Orchid submitted a Paragraph IV certification alleging that eight of the nine FDA Orange Book listed patents relating to FACTIVE are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the generic version of the product. Orchid has not, however, included a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the Orange Book and expires in June 2015. Accordingly the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015. We have not commenced a lawsuit against Orchid relating to these eight patents and are continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, we believe that we will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either we and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid at that time.

Under the terms of the agreement, LG Life Sciences has agreed to supply and we are obligated to purchase from LG Life Sciences all of our anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also required that we achieve a minimum gross sales level of $30 million from our licensed territories over a 12-month period of time starting in approximately the third quarter of 2007 to the third quarter of 2008 which, if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. We believe that we have achieved the minimum gross sales threshold level. After LG Life Sciences’ review of our financial information during the fourth quarter of 2008, it has accepted our analysis and concluded that it will not terminate the agreement based on the minimum gross sales level of $30 million. Under this agreement, we are responsible, at our expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in our territory.

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

On February 6, 2006, we entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (“Pfizer Mexico”), pursuant to which we sublicensed our rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has paid us an up-front payment and has agreed to pay us milestone payments upon obtaining certain regulatory approvals and sales goals as well as royalties on future sales. The up-front payment has been recognized as revenue over the term of our continuing obligations under the agreement. The royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after August 2007, the first anniversary of launch of FACTIVE tablets in Mexico upon six months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to us or our designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB and ABS. On December 9, 2008, Pfizer Mexico received regulatory approval to market FACTIVE tablets for the Uncomplicated Urinary Tract Infections (“uUTI”) indication with a 3-day course of treatment, from COFEPRIS, the pharmaceutical regulatory agency of Mexico.

On August 9, 2006, we granted the commercialization rights to FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (“Abbott Canada”), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to us upon achievement of certain regulatory and sales milestones. We subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. Our license agreement with Abbott Canada was terminated in December 2008, and Abbott Canada has ceased all development and commercialization of FACTIVE in Canada.

On December 28, 2006, we entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (“Menarini”), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l., whereby we sublicensed our rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of our agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union. We have agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid us an up-front payment and agreed to pay us milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23 million if all the milestones are achieved. Menarini will pay us a transfer price on purchases of the API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from us, and we must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (i) the expiration of the life of certain patents covering the product or (ii) expiration of data exclusivity. Our agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European Union member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to us or our designee. In the first quarter of 2008, Menarini submitted a regulatory filing seeking approval of FACTIVE in Europe for the treatment of community-acquired pneumonia (“CAP”) and acute bacterial exacerbations of chronic bronchitis (“AECB”).

On July 7, 2008, we received notice from the FDA directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a Boxed Warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Warnings regarding the risk of tendon related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA has also required that all manufacturers of fluoroquinolones submit a Medication Guide. The FDA has approved our changes to the package insert and Medication Guide as required by FDA to ensure patient safety and improve physician understanding of the risk-benefit profile for fluoroquinolone products, including FACTIVE. We have also submitted a proposed Risk Evaluation and Mitigation Strategy (“REMS”) as required by FDA of all sponsors of fluoroquinolone products to ensure patients’ safe and effective use of such products. We are working with the FDA to finalize certain details of REMS.

Research and Development Programs

FACTIVE

As a condition to the approval to sell FACTIVE tablets, the FDA required, as a post-marketing study commitment, that we conduct a prospective, randomized study examining the activity of FACTIVE tablets (5,000 patients) versus an active comparator (2,500 patients) in patients with AECB and CAP of mild to moderate severity. This study included patients of different ethnicities to gain safety information in populations not substantially represented in the existing clinical trial program. This Phase IV trial was initiated in the fall of 2004 and was completed in February 2007. The final report of the utilization study was submitted to the FDA in March of 2008. In the future, we only need to provide the FDA with annual reports containing safety information.

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

Ramoplanin

We have a novel, late-stage investigational antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease (“CDAD”). In October 2001, we in-licensed Ramoplanin from Vicuron Pharmaceuticals Inc. (“Vicuron”), a wholly-owned subsidiary of Pfizer Inc., and on February 3, 2006, acquired worldwide rights from Vicuron, assuming full rights to the manufacturing, development and commercialization of Ramoplanin.

In December 2005, we agreed with the FDA to a Special Protocol Assessment (“SPA”) regarding the specific components of a Phase III program that, if completed successfully, would support regulatory approval for the indication. With the acquisition of ANTARA, we have made the strategic decision to concentrate our financial resources on building revenues for our products promoted to community-based physicians in the United States and have explored partnering and other strategic opportunities for the continued development of Ramoplanin. Because the Special Protocol Assessment was agreed to by the FDA in 2005, we cannot guarantee that the FDA will continue to regard it as binding on the agency if and when we or a prospective partner re-initiates the Ramoplanin clinical development process.

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

Revenue Recognition

Our principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. In the second quarter of 2005, we began recognizing co-promotion revenue in connection with our co-promotion agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which terminated on August 31, 2006. ANTARA revenue results are anticipated to be non-seasonal, although the wholesaler buying patterns tend to increase toward the end of the fiscal year. We expect demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause our product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, our results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

We follow the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognize revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. For one product sale to a new customer in 2008, we were unable to estimate product returns. Accordingly, we are recognizing revenue on the sell-through method for this transaction. As of December 31, 2008, we have $3,653,000 of deferred revenue related to this transaction. The cost of ANTARA and FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed or other criteria for revenue recognition have been met.

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. We recognize revenue in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of our continuing obligations under the arrangements which range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured. We expense incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

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

Product Returns

Factors that are considered in our estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of our product, and our forecast of future sales of our product. Consistent with industry practice, we offer contractual return rights that allow our customers to return product within six months prior to, and twelve months subsequent to, the expiration date of our product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of December 31, 2008 and 2007, our product return reserve was approximately $4,687,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Cash Discounts

Our standard invoice includes a contractual cash 2% discount, net 30 days terms. Based on historical experience, we estimate that most of our customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the consolidated balance sheets. As of December 31, 2008 and 2007, the balance of the cash discounts reserve was approximately $331,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2008 and 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $5,917,000 and $4,263,000, respectively. Considering the estimates made by us, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, we believe our estimates are reasonable.

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

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, we have initiated four voucher rebate programs for ANTARA whereby we offered a point-of-sale rebate to retail consumers. The liabilities we recorded for the current voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to us by a third party claims processing organization and actual redemption rates on our similar completed programs. This reserve is evaluated on a quarterly basis, assessing each of the factors described above and adjusted accordingly. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of December 31, 2008 and 2007, the balance of the liabilities for these voucher programs totaled approximately $2,131,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

We periodically initiate voucher rebate programs for FACTIVE whereby we offer mail-in rebates and point-of-sale rebates to retail consumers. The liabilities we record for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. This reserve is evaluated on a quarterly basis, assessing each of the factors described above and adjusted accordingly. In April 2007, we initiated a voucher rebate program whereby we offered a point-of-sale rebate to retail consumers. In October 2007, we initiated another voucher rebate program whereby we offered a point-of-sale rebate to retail customers. This program expired on April 30, 2008. In April 2008 and July 2008, we initiated additional voucher rebate programs whereby we offered a point-of-sale rebate to retail consumers. These programs expire or expired on October 15, 2008 and April 30, 2009, respectively. As of December 31, 2008 and 2007, the balance of the liabilities for these voucher programs totaled approximately $1,978,000 and $1,396,000, respectively.

Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Ongoing credit evaluations of customers are performed and collateral is generally not required. As of December 31, 2008 and 2007, we reserved approximately $33,000 and $35,000, respectively, for bad debts related to the sale of ANTARA or FACTIVE. We continuously review all customer accounts to determine if an allowance for uncollectible accounts is necessary. We currently provide substantially all of our distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2008, payments have generally been made in a timely manner and the company has not written off any customer account receivable balances.

Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory on a first-in-first-out basis and recognized as cost of goods sold on an average cost basis which approximates actual cost. For ANTARA, inventories consist of raw material and work-in-process of approximately $1,166,000 and $2,363,000 as of December 31, 2008 and 2007, respectively, and ANTARA finished capsules of approximately $2,967,000 and $1,268,000 as of December 31, 2008 and 2007, respectively. For FACTIVE, inventories consist of raw material in powder form and work-in-process of approximately $2,641,000 and $3,505,000 as of December 31, 2008 and 2007, respectively, and FACTIVE finished tablets of approximately $926,000 and $1,923,000 as of December 31, 2008 and 2007, respectively.

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

At December 31, 2008 and 2007, there was approximately $592,000 and $1,088,000 in ANTARA sample product to be used for ANTARA marketing programs and there was approximately $1,191,000 and $655,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the consolidated balance sheets.

Long-Lived Assets

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS No. 144, long-lived assets and identifiable intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating the undiscounted cash flows are each done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, then the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of the asset exceeds its fair value. Any write-downs are recorded as permanent reductions in the carrying amount of the asset.

During the fourth quarter of 2008, events and circumstances, primarily a significant reduction in projected worldwide long-term revenues and the associated cash flows indicated that the ANTARA and FACTIVE intangible assets could be impaired. The decrease in forecasted long-term revenues and cash flows was related to the planned reduction in the sales force, the receipt of the Paragraph IV Notice from Lupin Limited (as described in Note 10 (c)) and the overall negative economic and regulatory conditions and developments in the United States and abroad. Our estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the ANTARA intangible assets are expected to be recovered and therefore the intangible assets are not impaired. Our estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the FACTIVE intangible assets are not expected to be recovered and therefore the assets are impaired. The estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated worldwide sales levels, forecasted size of our sales force and our strategic plans to control costs, including a significant reduction of our sales force. We calculated the fair value of the FACTIVE intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, fair value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the assets. We have recorded a non-cash impairment charge of approximately $50,759,000 in the accompanying consolidated statements of operations for the year ended December 31, 2008 in order to write-down the FACTIVE intangible assets to fair value.

We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS No. 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. We perform an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment, which is our sole reporting unit, we perform this test by comparing the fair value of the entity with our book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. Because our book value, as represented by stockholders’ deficit, is negative as of December 31, 2008, we do not believe that any of our goodwill is impaired.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions of volatility, risk-free interest rate, expected life of the option, and expected dividends (if any). The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The expected volatility is determined based on historical volatility data of our common stock from the period of time beginning with our merger with Genesoft in February 2004 and other factors through the month of grant. Our expected volatility for the year ended December 31, 2008 was between 60.86% and 71.66%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Our risk-free interest rate for the year ended December 31, 2008 was between 1.71% and 3.61%. The expected life of options used for the year ended December 31, 2008 ranged from 5.59 to 5.84 years. We have not paid and do not expect to pay any dividends; as a result, our expected dividend yield is assumed to be 0%.

Our policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line method. Additionally, our policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the ESPP. The amount of stock- based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have estimated forfeitures based on historical data, adjusted for known trends. We have applied an annual forfeiture rate of 21.39% to all unvested options as of December 31, 2008. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The compensation expense under SFAS No. 123R is recorded in cost of product sales, research and development expense, selling and marketing expense, and general and administrative expense based on the specific allocation of employees receiving the equity awards. Stock compensation expense recorded in the years ended December 31, 2008, 2007 and 2006 was approximately $1,324,000, $2,713,000 and $3,876,000, respectively.

As of December 31, 2008, there is approximately $1,967,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1.45 years. We expect approximately 484,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

Recent Accounting Pronouncements

Fair Value Measurement

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for the Company on January 1, 2008, did not have a material effect on the Company’s consolidated financial statements. We are currently evaluating the effect of SFAS 157 for non-financial assets and non-financial liabilities on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on our consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivatives and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently in the process of studying the impact of this standard on our financial accounting and reporting.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

Revenues

On February 11, 2009, we announced a significant reduction of our sales force. This reduction of our sales force will have a significant impact on our revenue growth in 2009 and should also result in lower operating expenses.

Total net revenues increased 9% to approximately $86,848,000 for the year ended December 31, 2008 from $79,969,000 for the year ended December 31, 2007. Product sales increased 10% to approximately $86,325,000 for the year ended December 31, 2008 from $78,458,000 for the year ended December 31, 2007. This increase was due to higher ANTARA sales of approximately $11,558,000, offset by lower FACTIVE sales of approximately $4,039,000 due to lower gross shipments in connection with emphasis in sales focus and promotional efforts toward ANTARA in 2008 as well as lower sales in Mexico and the termination of the agreement with Abbott Canada.

Other revenues decreased 65% to $523,000 for the year ended December 31, 2008 from $1,511,000 for the year ended December 31, 2007. During 2007, the Company received a milestone payment of $1,000,000 from Abbott Canada relating to regulatory approval of FACTIVE in Canada. In 2008, the Company received a $150,000 milestone payment from Pfizer Mexico for the approval of Factive for urinary tract infections in Mexico, and amortization of upfront license fees from each of Pfizer Mexico and Menarini, respectively. The Company does not believe that other revenues will be a significant contributor to revenues in the future.

Costs and Expenses

Total costs and expenses increased 42% to $167,210,000 for the year ended December 31, 2008 from $117,965,000 for the year ended December 31, 2007.

Cost of product sales decreased 7% to approximately $29,013,000 for the year ended December 31, 2008 from $31,269,000 for the year ended December 31, 2007. Our overall gross product margin, including amortization of intangible assets, was approximately 67% and 60% for the years ended December 31, 2008 and 2007, respectively. The increase in gross margin is the result of an increase in shipments for ANTARA capsules, which have a higher gross margin than FACTIVE. Included in the cost of product sales is approximately $4,766,000 of amortization of intangibles assets associated with FACTIVE for each of the years ended December 31, 2008 and 2007, respectively, as well as approximately $4,341,000 of amortization of intangible assets associated with ANTARA for each of the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, we wrote off $50,759,000 of our intangible assets associated with FACTIVE. As a result we expect amortization expense to significantly decrease in 2009.

Research and development expenses decreased 51% to approximately $2,875,000 for the year ended December 31, 2008 from approximately $5,845,000 for the year ended December 31, 2007. This decrease is primarily due to completion of the enrollment of the 7,500 patients in February 2007 in a FACTIVE post-marketing trial. The Company’s total costs related to this trial were completed by the end of the second quarter of 2007. Research and development expenses primarily consist of salaries and related expenses for regulatory personnel. Other research and development expenses include fees paid to consultants and outside service providers. As of December 31, 2008, there were no ongoing clinical trials and we do not believe there will be significant costs associated with clinical trials in the immediate future.

Selling and marketing expenses increased 7% to approximately $71,150,000 for the year ended December 31, 2008 from $66,278,000 for the year ended December 31, 2007. This increase is primarily a result of increased costs relating to publication and physician meetings as they relate to the promotion of ANTARA and FACTIVE of approximately $3,525,000, increased costs associated with travel and meeting expenses of approximately $2,183,000 associated with marketing and promoting ANTARA and FACTIVE as well as regional and national sales and training programs and increased consulting expense of $299,000. The increases were offset by decreases in payroll and related costs of $721,000, expenses associated with special promotional programs for ANTARA and FACTIVE of approximately $278,000, lower sample costs of $51,000 and a decrease in miscellaneous expenses of $85,000.

General and administrative expenses decreased 8% to approximately $13,413,000 for the year ended December 31, 2008 from approximately $14,573,000 for the year ended December 31, 2007. The decrease is a result of decreases in payroll and related expenses of $945,000, stock based compensation of $539,000, depreciation of $319,000, and insurance of $202,000. The decreases were offset by increases in professional fees of $647,000, facilities of $379,000 and an decrease of miscellaneous expenses of $180,000.

During the fourth quarter of 2008, events and circumstances, primarily a significant reduction in projected worldwide long-term revenues and the associated cash flows indicated that the ANTARA and FACTIVE intangible assets could be impaired. The decrease in forecasted long-term revenues and cash flows was related to the planned reduction in the sales force, the receipt of the Paragraph IV Notice from Lupin Limited (as described in Note 10 (c)) and the overall negative economic and regulatory conditions and developments in the United States and abroad. Our estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the ANTARA intangible assets are expected to be recovered and therefore the intangible assets are not impaired. Our estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the FACTIVE intangible assets are not expected to be recovered and therefore the assets are impaired. The estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated worldwide sales levels, forecasted size of our sales force and our strategic plans to control costs, including a significant reduction of our sales force. We calculated the fair value of the FACTIVE intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, fair value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the assets. We have recorded a non-cash impairment charge of approximately $50,759,000 in the accompanying consolidated statements of operations for the year ended December 31, 2008 in order to write-down the FACTIVE intangible assets to fair value.

Other Income and Expense

Interest income decreased significantly to approximately $650,000 for the year ended December 31, 2008 from approximately $2,541,000 for the year ended December 31, 2007 reflecting lower overall cash balances and lower interest rate yields on investments.

Interest expense increased 9% to approximately $30,882,000 for the year ended December 31, 2008 from approximately $28,206,000 for the year ended December 31, 2007 primarily due to higher costs related to non-cash interest expense of approximately $3,573,000, lower interest expense related to financing with Paul Capital of approximately $730,000 and lower interest expense related to lower convertible debt balances of approximately $165,000. For the year ended December 31, 2008, interest expense primarily consisted of the following:

3.50% Convertible senior promissory notes	$7,089
Accretion of note discount	11,290
5% Convertible promissory notes	817
Revenue interest assignment	7,138
12% Senior secured note	2,642
Amortization of deferred financing costs	1,417
Other	489

$30,882

Gain on disposition of investment increased 79% to approximately $413,000 for the year ended December 31, 2008 from approximately $231,000 for the year ended December 31, 2007 due to additional proceeds related to Agencourt Bioscience Corporation which was acquired by Beckman Coulter.

We recorded a one-time non-cash gain on exchange of convertible notes of approximately $35,357,000 resulting from the issuance of approximately $85,184,000 of 12.50% Notes due 2011 and 21,310,549 shares of common stock in connection with the exchange completed in November of 2008. The exchange was accounted for as a troubled-debt restructuring and a gain has been recognized resulting from the difference between the carrying value of the 3.50% Notes due 2011 that were exchanged (including related unamortized debt issuance costs and embedded derivatives) and the sum of carrying value of the 12.50% Notes due 2011 (which will be equal to the sum of all future cash flows on the notes, including interest payments) related debt issuance costs, and the common stock issued in the Exchange Offer. As the exchange of convertible notes is being accounted for as a troubled debt restructuring, we will recognize no interest expense in future periods related to the notes issued during November 2008. Such gain is calculated as follows (in thousands):

Write-off of carrying value of 3.50% Notes due 2011 exchanged	$179,957

Decreases to gain:
Value of equity issued in exchange	9,803
Carrying value of 12.50% Notes due 2011	110,478
Write-off of unamortized deferred financing fees	3,475
Amendment of RIAA	2,884
Fair value of embedded derivative in 12.50% Notes due 2011	12,474
Exchange transaction costs	5,486

$35,357

Gain on derivatives related to long-term debt increased significantly to approximately $10,480,000 for the year ended December 31, 2008 from approximately $3,023,000 for the year ended December 31, 2007. This is a non-cash gain resulting from changes in the fair value of the interest make-whole derivative included in our 3.50% convertible senior notes due 2011 which were issued in May 2007 of approximately $64,000, approximately $333,000 related to a non-cash gain from changes in the fair value of the derivative related to the financing associated with the acquisition of ANTARA issued in August 2006 and approximately $10,083,000 related to a non-cash gain from changes in fair value of the derivative related to the 12.50% convertible guaranteed senior notes due 2011.

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

Other revenues increased 48% to $1,511,000 for the year ended December 31, 2007 from $1,018,000 for the year ended December 31, 2006, primarily due to recognition of a milestone achievement of $1,000,000 from Abbott Laboratories, Ltd., (“Abbott Canada”) the Canadian Affiliate of Abbott, relating to the approval to sell FACTIVE tablets in Canada as well as the amortization of upfront license fees from our agreements with Pfizer Mexico and Menarini. We do not believe that other revenues will be a significant contributor to revenues in the future.

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

General and administrative expenses decreased 13% to approximately $14,573,000 in 2007 from approximately $16,841,000 in 2006. This decrease is a result of a decrease in technology license fees of approximately $1,250,000, as well as overall cost control efforts during 2007 which resulted in decreases in payroll and payroll related costs of approximately $317,000, decreases in stock-based compensation expense of approximately $788,000, as well as decreases in other general and administrative expenses of approximately $573,000. These decreases were partially offset by an increase in legal fees and settlement costs associated with a legal dispute.

Other Income and Expense

Interest income decreased 15% to approximately $2,541,000 in 2007 from approximately $2,995,000 in 2006 reflecting higher yields on cash balances in 2007, offset by lower overall cash balances in 2007.

Interest expense significantly increased 155% to approximately $28,206,000 in 2007 from approximately $11,056,000 in 2006. For the year ended 2007, interest expense imputed using the effective interest rate method primarily consisted of approximately $10,645,000 related to financing with Paul Capital, approximately $7,649,000 due to accretion of the bond discount associated with newly exchanged debt, approximately $5,331,000 related to approximately $225,666,000 of 3.50% convertible senior notes, resulting from the exchange of previously-outstanding 3 1/2% convertible promissory notes, exchange of previously outstanding 5% convertible promissory notes and issuance of new notes in May of 2007. Additionally, interest expense included approximately $1,787,000 related to approximately $152,700,000 of 3 1/2% senior convertible promissory notes issued in the second quarter of 2004, of which approximately $829,000 remains after the debt exchange completed in May 2007, approximately $954,000 related to approximately $22,310,000 of 5% convertible promissory notes assumed in the Genesoft merger, of which approximately $13,300,000 remains after the debt exchange completed in May 2007, approximately $1,325,000 related to amortization of deferred financing costs, as well as approximately $515,000 of non-cash interest expense related to the facility lease liability.

Gain on disposition of investment for the year ended December 31, 2007 of approximately $231,000 resulted from milestones achieved by Agencourt Biosciences. The gain on disposition of investment of approximately $1,617,000 for the year ended December 31, 2006 resulted from the sale of our investment in Agencourt Biosciences.

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

At December 31, 2008, we had total cash and cash equivalents of approximately $17,193,000, which included $4,598,000 in restricted cash, and an accumulated deficit of approximately $510,513,000. We have also generated significant operating losses for the last several years and expect to continue to generate significant operating losses for the foreseeable future. Based on the extension of the maturity date of approximately $13,150,000 of the approximately $13,300,000 outstanding principal and accrued interest of approximately $3,645,000 of our 5% Convertible Promissory Note due in 2009, our available capital, our current operating plan and management’s ability to manage expenses, we believe that the unrestricted cash on hand as of December 31, 2008, is sufficient to fund continuing operations into the third quarter of 2009. In an effort to aggressively preserve the Company’s financial resources and position the organization for a potential partnership or acquisition, on February 11, 2009 we announced plans to substantially reduce the size of our sales and marketing teams as well as our office personnel. Our revenues will likely decline as a result of this decrease. In the next several months, we will need to raise additional capital and/or refinance or amend the terms of our existing debt due in December 2009, to fund our operations for the remainder of 2009, fund other potential commercial or development opportunities, and support our sales and marketing activities. We intend to pursue privately raising additional capital from investors through equity financing, the incurrence of indebtedness or a combination of equity and debt. Based on the current credit market turmoil and the inclusion of a going concern explanatory paragraph in our auditor’s report of our consolidated financial statements as discussed below, additional financing may not be available to us, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required or lower our expenses as expected through certain cost reduction measures, we may have to further scale back our operations, take other measures to significantly reduce our expenses which will have a material adverse effect on our business and/or we may seek bankruptcy protection.

As a result of our recurring operating losses and need for additional financing, our auditors included an explanatory paragraph regarding our ability to continue operations as a going concern in their audit report relating to our consolidated financial statements for the year ended December 31, 2008. A going concern explanatory paragraph is included when the auditor concludes there is a substantial doubt about our ability to continue as a going concern for at least 12 months following the balance sheet date. If we are unable to continue as a going concern it is likely that investors will lose all or a part of their investment. On February 11, 2009, we engaged Broadpoint Capital, Inc. to advise the Company on strategic options, including the potential sale of the Company. There can be no assurance that this engagement will enable the Company to identify and implement strategic options, including a potential sale, that will be of benefit to investors. In addition, if we are unable to meet our payment obligations to third parties as they come due, we may be subject to litigation claims and/or may seek bankruptcy protection. Even if we are successful in defending against these claims, litigation could result in substantial costs, be a distraction to management and may result in unfavorable results that could further adversely impact our financial condition and may impact our ability to continue operations.

Cash Flows

Our operating activities used cash of approximately $31,181,000, $34,661,000 and $63,635,000 in 2008, 2007 and 2006, respectively.

Cash used in our operating activities for 2008 of approximately $31,181,000 was primarily a result of our net loss of approximately $64,755,000 along with non-cash items such as a non-cash gain on exchange of convertible notes of approximately $35,357,000, non-cash impairment charge of approximately $50,759,000 related to the write down of the FACTIVE intangible assets, non-cash interest expense of approximately $13,196,000, non-cash depreciation and amortization expense of approximately $9,485,000, stock based compensation of approximately $1,324,000, provision for excess and obsolete inventory of approximately $511,000, and non-cash gain on the derivative related to the convertible notes of approximately $10,480,000. Additionally, cash used in our operating activities includes an increase of approximately $2,570,000 in accounts receivable due to higher shipments of ANTARA capsules and FACTIVE tablets, increases in prepaid and other current assets of approximately $710,000, and a decrease in accrued facilities impairment charge of approximately $2,390,000 related to our west coast facility

Cash used in our operating activities was partially offset by an increase in deferred revenue of approximately $3,289,000 due to the addition of a significant new customer offset by the amortization of the upfront license fees from our agreement with Menarini, an increase in accounts payable of approximately $1,717,000 due to timing of vendor payments, an increase in accrued expenses and other current liabilities of approximately $3,755,000 due to the timing of vendor invoices, decrease in inventory of approximately $848,000 due to the timing of shipments to customers and wholesalers, as well as an increase in other long-term liabilities of approximately $610,000 due to accrued interest on long-term debt.

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

Our investing activities provided cash of approximately $277,000 in 2008, provided cash of approximately $3,906,000 in 2007 and used cash of approximately $68,119,000 in 2006, respectively.

Our investing activities provided cash of approximately $277,000 in 2008 primarily related to proceeds on the disposition of investments of approximately $413,000, and proceeds from notes receivable of approximately $486,000 offset by an increase in restricted cash of approximately $400,000, purchases of property and equipment of approximately $190,000 and an increase in other assets of approximately $35,000.

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

Our financing activities used cash of approximately $4,769,000 in 2008 and provided cash of approximately $40,827,000 and $104,332,000 in 2007 and 2006, respectively.

Our financing activities used cash of approximately $4,769,000 in 2008 primarily related to the transaction costs related to the exchange of the long-term notes of approximately $4,924,000 offset primarily by proceeds from the issuance of 150,611 shares of stock under the employee stock purchase plan of approximately $193,000.

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

At December 31, 2008, we had net operating loss carryforwards of approximately $11,956,000 and $7,149,000 available to reduce federal and state taxable income, if any, respectively. We also had tax research credit carryforwards of approximately $244,000 to reduce federal and state income tax, if any. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%.

Our Outstanding Debt Obligations and Equity Financings

5% Convertible five-year promissory notes due December 1, 2009

On February 6, 2004, we issued approximately $22,310,000 in principal amount of 5% convertible five year promissory notes due February 2009 (the “5% Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 5% Notes outstanding at December 31, 2008. As of December 31, 2008, the 5% Notes are convertible into our common stock at the option of the holders, at a conversion price of $53.13 per share. The maturity of these notes was extended to December 1, 2009 and the conversion price was reduced to approximately $1.10 effective on the date of the January 2009 Extension and Exchange offer.

3 1/2% Senior Convertible Promissory Notes and 3.50% Convertible Senior Notes due 2011

On June 26, 2004, we issued $152,750,000 in principal amount of 3 1/2% senior convertible promissory notes due in April 2011 (the “3 1/2% Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the 3 1/2% Notes outstanding at December 31, 2008. These notes are convertible into our common stock at the option of the holders at a conversion price of $53.14 per share. We may not redeem the outstanding 3 1/2% Notes at our election before May 10, 2010. After this date, we can redeem all or part of the 3 1/2% Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the 3 1/2% Notes is identical to the right of repurchase under the 3.50% Notes (defined below) and is described below.

In May 2007, we completed (i) an exchange offer with certain holders of the 3 1/2% Notes in which we exchanged $151,921,000 aggregate principal amount of our new 3.50% Convertible Senior Notes due 2011 (the “3.50% Notes”) for $151,921,000 aggregate principal amount of our then outstanding 3 1/2% Notes; and (ii) an exchange offer with holders of the 5% Notes in which we exchanged approximately $10,574,000 aggregate principal and accrued interest amount of our then outstanding 5% Notes for approximately $13,746,000 aggregate principal amount of the 3.50% Notes. We also issued an additional $60,000,000 of 3.50% Notes to the public for cash at a public offering price of 77.50% of principal, resulting in $46,500,000 in gross proceeds.

The 3.50% Notes are initially convertible at a conversion price of approximately $13.50 per common share. The 3.50% Notes are convertible at any time by the holder. In the event of a fundamental change, holders of the 3 1/2% Notes and the 3.50% Notes have the right to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the 3 1 /2% Notes and the 3.50% Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of our common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) our common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices. In the event that our shares are delisted from the NASDAQ Global Market, this event may be considered a “fundamental change” and the holders of the 3.50% Notes and the 3 1/2% Notes could have the ability to demand that we repurchase the outstanding Notes.

Before May 10, 2010, we may not redeem the 3.50% Notes. On or after May 10, 2010, we may redeem any or all of the 3.50% Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the 3.50% Notes on or prior to the maturity date if the closing price of our common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the auto-conversion feature). If a holder elects to voluntary convert their 3.50% Notes or we elect to automatically convert some or all of the 3.50% Notes on or prior to May 10, 2010, we will pay additional interest to holders of 3.50% Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the 3.50% Notes from the last day interest was paid on the 3.50% Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in our common shares, at our option. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

We have accounted for the 3.50% Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-02) and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. Accordingly, we recorded a gain of approximately $30,824,000 upon the extinguishment of debt, which was a result of exchanging a majority of the 3 1/2% Notes and a portion of the 5% Notes that were issued at par value, for the 3.50% Notes that were issued at 77.50% of par (i.e. a 22.50% discount). The gain arose due to the fact that the fair value of the 3 1/2% Notes exceeded that of the 3.50% Notes. The debt issuance costs related to the 3 1/2% Notes in the amount of approximately $3,285,000 are netted against the gain. The additional 3.50% Notes generated gross proceeds of $46,500,000.

12.50% Convertible Guaranteed Senior Notes due 2011

On November 25, 2008, we completed our 2008 Exchange Offer (the “2008 Exchange Offer”) in which we issued an aggregate principal amount of $85,184,000 12.50% Convertible Guaranteed Senior Notes due 2011 (the “12.50% Notes”) and 21,310,549 shares of our common stock in exchange for $212,979,000 in aggregate principal amount of the 3.50% Notes. We also issued $2,000,000 of 12.50% Notes due 2011 to Paul Capital Partners as part of the Amendment to the Revenue Interest Assignment Agreement discussed below.

The 12.50% Notes will mature on January 15, 2011. Interest on the 12.50% Notes is payable at a rate of 12.50% per year, payable semiannually on April 15 and October 15 of each year, commencing April 15, 2009, except that the final interest payment date will be payable January 15, 2011. We may elect to pay interest on the 12.50% Notes in cash or by increasing the principal amount of the 12.50% Notes or by issuing additional 12.50% Notes in an amount equal to the amount of interest for the applicable interest payment period.

The 12.50% Notes are guaranteed by our wholly-owned subsidiary, Guardian II Acquisition Corporation (“Guardian II”) and this guarantee is secured by a second priority lien on substantially all of the assets of Guardian II. The second priority lien is subject to the first priority lien on substantially all of the assets of Guardian II which is held by Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners and secures our and Guardian II’s payment obligations to Paul Capital under the First Lien Obligations (as defined below).

The 12.50% Notes are convertible, at the option of the holder, at anytime on or prior to maturity, into shares of our common stock at an initial conversion rate equal to a conversion price of approximately $1.10 per share. If a holder of 12.50% Notes elects to voluntarily convert some or all of its 12.50% Notes on or prior to November 25, 2010, we will pay additional interest to such holder. This additional interest will be equal to the amount of interest that would have been payable on the 12.50% Notes from the last day interest was paid on the 12.50% Notes, through and including November 25, 2010. Additional interest, if any, will be paid in cash or, solely at our option, in common shares or a combination of cash and common shares. If we pay additional interest upon a voluntary conversion with our common shares, such shares will be valued at the conversion price that is in effect at that time.

We also have the right to automatically convert some or all of the 12.50% Notes on or prior to January 15, 2011 if the closing price of our common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of automatic conversion. If we elect to automatically convert some or all of the 12.50% Notes on or prior to November 25, 2009, we will pay additional interest to holders of 12.50% Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the 12.50% Notes from the last day interest was paid on the 12.50% Notes, through and including November 25, 2009. Additional interest, if any, will be paid in cash or, solely at our option, in common shares or a combination of cash and common shares. If we pay additional interest upon an automatic conversion with our common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

Prior to October 15, 2010, the 12.50% Notes are not redeemable. On or after October 15, 2010, we may redeem some or all of the 12.50% Notes for cash at 100% of the principal amount of the 12.50% Notes to be redeemed, plus accrued and unpaid interest, to but excluding the redemption date.

In the event of a “fundamental change,” holders of the 12.50% Notes have the same right as holders of the 3.50% Notes to require us to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In the event that our shares are delisted from the NASDAQ Global Market, this event may be considered a “fundamental change” and the holders of the 12.50% Notes could have the ability to demand that we repurchase the outstanding Notes. If holders of our 12.50% Notes elect to convert their notes in connection with a fundamental change that occurs on or prior to January 15, 2011, pursuant to which 10% or more of the consideration for our common stock (other than cash payments for fractional shares) in such fundamental change transaction consists of cash or securities (or other property) that are not traded immediately following such transaction on a United States national securities exchange, we will increase the conversion rate for the 12.50% Notes surrendered by the applicable amount as set forth in the Indenture. In some circumstances, this adjusted conversion rate may entitle the holders of the 12.50% Notes to receive more common shares than are authorized. In the event that we are required to issue more shares than are authorized, shareholder approval would be required to increase the amount of our authorized shares. In no event should the conversion rate be less than $0.47. The definition of “fundamental change” is the same as under the indenture which governs the 3.50% Notes described above.

The Indenture also provides that we may not incur additional indebtedness in excess of $50 million (“Permitted Indebtedness”) from the earlier of (i) the date that is one year from the date on which our common stock has traded at a price which exceeds the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period, and (ii) the first anniversary of the maturity date of the 12.50% Notes. Any indebtedness incurred to finance new product acquisitions or in connection with refinancing Permitted Indebtedness, our existing indebtedness or obligations or the 12.50% Notes would not be counted toward the aforementioned limit.

If an event of default occurs under the Indenture, the Trustee or the holders of at least 25% in principal amount of the notes may declare 100% of the principal of and accrued and unpaid interest on all the notes to be due and payable immediately.

The 2008 Exchange Offer is being accounted for as a troubled debt restructuring in accordance with EITF Issue No. 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15” and Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”). As a result, the carrying value of the 12.50% Notes due 2011 is equal to the sum of all future cash flows on the notes due, including interest payments. Accordingly, all future interest expense and debt issuance costs were accrued upon the date of the Exchange Offer as a reduction to the gain on extinguishment of the 3.50% Notes due 2011 and no future interest or amortization expense associated with the 12.50% Notes due 2011 will be recognized. We recognized a gain of approximately $35,357,000 associated with the debt restructuring approximately $2.20 per weighted average common share outstanding. As of December 31, 2008, the carrying value of the 12.50% Notes due 2011 consisted of $86,684,000 of principal and approximately $25,740,000 of future interest payable on these notes. As a result of the exchange being accounted for as a troubled debt restructuring, we will recognize no interest expense related to the 12.50% notes in future periods.

On December 5, 2008 one holder of the 12.50% Notes exercised the conversion feature of their notes for approximately 454,500 shares of common stock. Additionally, we elected to pay the additional interest upon conversion by issuing 113,636 common shares.

Embedded Derivatives Related to Convertible Notes

In accordance with SFAS No. 133, we have separately accounted for the additional interest payment features of the 3.50% Notes as an embedded derivative instrument. We are also accounting for the conversion option and the additional interest payment feature of the 12.50% Notes as a compound embedded derivative. Embedded derivatives are measured at fair value and classified in the consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivatives are recognized in earnings. The derivative liabilities are revalued quarterly and changes in their fair value are recorded as other expense or income. For the purpose of accounting for the 3.50% Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature. The embedded derivative contained in the 12.50% Notes was initially valued at $12,474,000 on November 25, 2008 and was recorded as a component to the gain on exchange of convertible notes. As of December 31, 2008, the fair value of the derivatives for the 3.50% Notes and the 12.50% Notes are approximately $0 and $2,370,000, respectively, which reflects a change in the fair value of approximately $10,104,000 for the year ended December 31, 2008 which is included as gain on derivative in the consolidated statements of operations.

Security Agreements

Guardian II and Paul Capital previously entered into a security agreement in August 2006 under which Guardian II granted to Paul Capital a senior security interest in and to substantially all assets owned by Guardian II (the “First Priority Lien”) in order to secure our and Guardian II’s payment obligations (the “First Lien Obligations”) to Paul Capital under the Revenue Interests Assignment Agreement dated as of July 21, 2006 by and among us, Guardian II and Paul Capital and Guardian II’s obligations of payment under the $20,000,000 aggregate principal amount of 12% senior secured note issued to Paul Capital at the time we entered into the Revenue Interests Assignment Agreement.

On November 25, 2008, Guardian II and the Trustee, in its capacity as collateral agent for the holders of 12.50% Notes entered into a Security Agreement under which Guardian II granted to the Trustee a second priority security interest in and to substantially all assets owned by Guardian II (the “Second Priority Lien”) in order to secure Guardian II’s guarantee of the Company’s obligations with respect to the 12.50% Notes, the 2008 Paul Capital Note (as defined below) and any additional 12.50% Notes that may be issued under the Indenture (the “Second Lien Obligations”).

For the year ended December 31, 2008, we incurred approximately $7,907,000 in interest expense on our convertible debt. Additionally, we amortized approximately $11,290,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,416,000 in amortization of debt issuance costs.

Other Financial Arrangements

In August 2006, we, together with Guardian II, entered into several financing agreements with Paul Capital including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

Revenue Interests Assignment Agreement

We and Guardian II entered into the Revenue Interests Assignment Agreement (the “Revenue Agreement”), pursuant to which the Company sold to Paul Capital the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016 in exchange for an aggregate of $40 million from Paul Capital. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE are tiered as follows: 9% for the first $75 million in annual net revenues, 6% for annual net revenues in excess of $75 million, but less than $150 million, and 2% for annual net revenues which exceed $150 million. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal. In November of 2008, we entered into an amendment to the Revenue Agreement which is discussed in detail below under the subheading “Amendment to Revenue Interests Assignment Agreement.”.

In connection with the Revenue Agreement, we recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18) . We impute interest expense associated with this liability using the effective interest rate method and have recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. We currently estimate that the imputed interest rate associated with this liability will be approximately 17.39%. We recorded approximately $7,138,000 and $8,020,000 in interest expense related to this agreement in 2008 and 2007, respectively.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require us and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). During the term of the agreement through December 31, 2008, we and Guardian II have paid approximately $16,313,000 in royalty payments to Paul Capital. Upon a bankruptcy event, we and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, we have the right to repurchase the Paul Capital royalty interest for an amount equal to the Put/ Call Price. We have determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. In 2006, we initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of December 31, 2008, the fair value of the derivative is approximately $653,000 which reflects a change in the fair value of approximately $333,000 for the year ended December 31, 2008 which has been recorded as a gain on derivative in the consolidated statements of operations.

During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $125 million, we and Guardian II have the right, but not the obligation, to reduce the royalty percentages due under the Revenue Agreement to Paul Capital by fifty percent (50%) by paying Paul Capital a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return. During the first two fiscal years immediately following the fiscal year in which combined annual net sales of ANTARA and FACTIVE are equal to or greater than $250 million, we and Guardian II have the right, but not the obligation, to repurchase the Paul Capital royalty interest at a price in cash which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, we may at our option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. As of December 31, 2008, we have exercised our option to add approximately $3,015,000 of interest expense payable to the principal of the Note. This amount is recorded as accrued expenses and other current liabilities in the consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, we have agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

Pursuant to the terms of the Revenue Agreement and the Note Purchase Agreement, Guardian II and Paul Capital entered into a Security Agreement (the “Security Agreement”) under which Guardian II granted to Paul Capital a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure our performance under each of the Revenue Agreement, the Note

Purchase Agreement and the Note. To the extent the indebtedness under certain of our pre-existing debt obligations is refinanced or replaced and such replacement or refinancing indebtedness is secured, we have agreed to equally and ratably secure our obligations under the Revenue Agreement.

Amendment to Revenue Interests Assignment Agreement

On November 25, 2008 the First Amendment (the “Amendment”) by and among us, Guardian II and Paul Capital dated November 5, 2008 to the Revenue Interests Assignment Agreement dated as of July 21, 2006 and restated August 18, 2006 became effective in accordance with its terms upon the completion of the 2008 Exchange Offer. The Amendment was entered into in order to secure Paul Capital’s consent to the grant of the Second Priority Lien.

In accordance with the terms of the Amendment, we issued Paul Capital (i) a $2.0 million aggregate principal amount note (the “2008 Paul Capital Note”) with terms substantially identical to our 12.50% Notes issued in the 2008 Exchange Offer, and (ii) 500,000 shares of our common stock. We also granted certain registration rights to Paul Capital with respect to the 2008 Paul Capital Note and the common shares issued. Additionally, we agreed to amend the exercise price of the Common Stock Purchase Warrant dated August 18, 2006 issued to Paul Capital to purchase 288,018 shares of our common stock from $6.94 to $0.45, the closing price of our common stock on the NASDAQ Global Market on the date immediately preceding the closing of the 2008 Exchange Offer.

Under the terms of the Amendment, in the event that the sum of the net sales of ANTARA and FACTIVE in the U.S. and the gross margin received by us from sales of FACTIVE within our territory outside of the U.S. (for which the definition of Net Revenues has been expanded to be included in the Amendment) is less than 85% of certain specified annual sales thresholds, then Paul Capital can be entitled to a (i) 3% increase in the applicable royalty percentage payable on the first $75 million of sales of such products in the applicable year and (ii) 2% increase in the applicable royalty percentage payable on net sales of such products in excess of $75 million and less than $150 million in the applicable year. The specified sales thresholds are $115 million in 2009, $135 million in 2010, $150 million in 2011 and $175 million thereafter through the term. Furthermore, the Amendment provides that in the event that we fail to achieve the specified sales threshold in any applicable year, the increased applicable royalty percentage shall also be payable on the net sales of any future drug products acquired or in-licensed by us or our subsidiaries. The increase in the applicable percentage payable on net sales shall be limited to a maximum payment to Paul Capital of $2.25 million per year and $15 million during the term of the Revenue Agreement, and in no event shall such payment exceed the amount which Paul Capital would have received in the applicable year had the specified sales threshold for that year been achieved.

The Amendment also provides that in the event that we or our subsidiaries acquire or in-license additional drug products, we shall make a one-time milestone payment to Paul Capital of $1.25 million on the second anniversary of our first commercial sale of any such product.

Under the terms of the Amendment, in the event that Paul Capital and we determine that the fair market value of the collateral in which Paul Capital has been granted a security interest by Guardian II is less than the Put/Call Price (as defined in the Revenue Agreement), we will elect, in our sole discretion, to either grant Paul Capital a security interest in 25% of each additional drug product acquired or in-licensed us or our subsidiaries, or pay Paul Capital $1.5 million on the second year anniversary of our first commercial sale of each such product.

Both the $1.25 million milestone payment on the second anniversary of an acquired or in-licensed additional drug product and the $1.5 million payment for any additional drug product acquired or in-licensed in which Paul Capital is not granted at least a 25% security interest are considered to be free standing financial instruments. These items are required to be recorded at fair value on the Company’s balance sheet. As of December 31, 2008, we have determined that the fair value of these financial instruments is $0. We will evaluate the valuation of these financial instruments at each balance sheet date.

The Amendment also provides that any acceleration or failure to pay the 12.50% Notes would be considered a Put Event as further described above whereby Paul Capital could have the right to demand that we repurchase the revenue interest assignment at the Put/Call Price and the amounts outstanding under the Note Purchase Agreement would immediately become due and payable.

Common Stock and Warrant Purchase Agreement

As part of the financing, we and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, we sold to Paul Capital 1,388,889 shares (the “Shares”) of our Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. In accordance with the Amendment noted above, we amended the exercise price on the Warrant Shares to $0.45 per share, the closing price of our common stock on the NASDAQ Global Market on the date immediately preceding the closing of the 2008 Exchange Offer. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, we must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of December 31, 2008.

Contractual Obligations

Our major outstanding contractual obligations relate to our convertible promissory notes, our facility leases and our financing agreements with Paul Royalty Fund Holdings II, LP, through which we funded our acquisition of ANTARA. The following table summarizes our significant contractual obligations as of December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$5,820	$6,011	$2,003	$467	$112	$112	$14,525
Sublease contracted income	(1,990)	(1,797)	(305)	—	—	—	(4,092)
Current sublease forecasts (a)	—	—	—	—	—	—	—

	3,830	4,214	1,698	467	112	112	10,433
Convertible promissory notes, including interest (b)	17,498	473	126,825	—	—	—	144,796
Term Loan (c)	1,402	26,625	—	—	—	—	28,027

Total forecasted contractual obligations	$22,730	$31,312	$128,523	$467	$112	$112	$183,256

Note: The above contractual obligation table excludes amounts payable to Paul Capital in relation to the Revenue Agreement.

(a)	The current market reflects lower demand and cost for space, as well as shorter term leases.
(b)	See Note 11 of our consolidated financial statements for a description of our convertible promissory notes.
(c)	See Note 11 of our consolidated financial statements for a description of our $20 million term loan with Paul Capital.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, we did not have any investments.

As of December 31, 2008 we did not have any financing arrangements that were not reflected in our consolidated balance sheet.

The interest rates on the Note to Paul Capital and our 5% Notes, 3 1/2% Notes, 3.5% Notes and 12.5% Notes are fixed and therefore not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

We currently have in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2008 in connection with the preparation of this annual report. They concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oscient Pharmaceuticals Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oscient Pharmaceuticals Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 of Oscient Pharmaceuticals Corporation and our report dated March 23, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Oscient Pharmaceutical Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 23, 2009

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

Information regarding our directors and executive officers may be found under the captions “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Audit Committee

Information regarding our Audit Committee and identification of an Audit Committee financial expert may be found under the caption “Board Meetings and Committees—Audit Committee” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Section (16A) Beneficial Ownership Reporting Compliance

Pursuant to General Instruction G(3) to Form 10-K, the information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

Information with respect to this item may be found under the captions “Report of the Compensation Committee,” “Executive Compensation,” “Directors’ Compensation” and “Compensation Committee Interlocks and Insider Participation,” in the Proxy Statement for our 2009 Annual Meeting for Shareholders. Such information in incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to this item may be found under the caption “Director Compensation—Certain Relationships” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Principal Accountant Fees and Services” in the Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements—See “Index to Consolidated Financial Statements” appearing on page F-1.

(2) Schedule 2

Valuation and Qualifying Accounts

December 31, 2008

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Product Sales	Deductions			Balance at End of Period
Year Ended December 31, 2008
Deducted from assets accounts:
Allowance for doubtful accounts	$35	$—	$—		$(2	)(*)	$33
Reserve for cash discounts	343	—	2,400		(2,412	)(**)	331

Total	$378	$—	$2,400		$(2,414)		$364

Year Ended December 31, 2007
Deducted from assets accounts:
Allowance for doubtful accounts	$349	$—	$—		$(314	)(*)	$35
Reserve for cash discounts	202	—	1,980		(1,839	)(**)	343

Total	$551	$—	$1,980		$(2,153)		$378

Year Ended December 31, 2006
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$349	$—	$	(—	)(*)	$349
Reserve for cash discounts	50	—	953		(801	)(**)	202

Total	$50	$349	$953		$(801)		$551

(*)	Uncollectible accounts written off, net of recoveries.
(**)	Discounts taken by customers during year.

(3) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated November 17, 2003(11)

2.2	Asset Purchase Agreement by and among Reliant Pharmaceuticals, Inc., Guardian II Acquisition Corporation and Oscient Pharmaceuticals Corporation dated July 21, 2006 *(24)

3.1	Articles of Organization (as amended through November 15, 2006)(26)

3.2	By-Laws (as amended to date)(19)

4.1	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(9)

4.2	Form of Common Stock Purchase Warrant dated as of September 29, 2003(10)

4.3	Registration Rights Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

Exhibit No.	Description
4.4	Form of Indenture dated as of May 10, 2004(17)

4.5	Registration Rights Agreement dated May 10, 2004(17)

4.6	Form of Indenture dated as of May 10, 2004(17)

4.7	Registration Rights Agreement dated May 10, 2004(17)

4.8	Form of Common Stock Purchase Warrant dated April 5, 2006(20)

4.9	Form of Common Stock Purchase Warrant dated August 18, 2006(26)

4.10	Registration Rights Agreement dated August 18, 2006(26)

4.11	Form of Indenture dated as of May 1, 2007(27)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(2)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(3)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(4)

10.5	Lease dated June 23, 2004 relating to certain property in Waltham, Massachusetts(26)

10.6	1993 Stock Option Plan and Form of Stock Option Certificate(5)

10.7	1997 Directors’ Deferred Stock Plan(6)

10.8	1997 Stock Option Plan(6)

10.9	Amended and Restated 2001 Incentive Plan(23)

10.10	Stock Option Agreements with Steven M. Rauscher(7)

10.11	Employment Letter with Steven M. Rauscher(8)

10.12	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(9)

10.13	Note Amendment and Exchange Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

10.14	Amendment to Employment Agreement dated as February 5, 2004 between Genome Therapeutics Corp. and Steven M. Rauscher(13)

10.15	Employment letter with Gary Patou, M.D. dated January 11, 2004(13)

10.16	License and Option Agreement dated October 22, 2002 between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.17	Amendment No. 1 to License and Option Agreement dated November 21, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.18	Amendment to No. 2 to License and Option Agreement dated December 6, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.19	Amendment No. 3 to License and Option Agreement dated October 16, 2004 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.20	Genome Therapeutics Corp. Employee Stock Purchase Plan as amended through April 13, 2004(16)

Exhibit No.	Description
10.21	Genome Therapeutics Corp. 2001 Incentive Plan as amended through April 13, 2004(16)

10.22	Employment Letter with Dominick C. Colangelo dated January 3, 2005(14)

10.23	Amendment to Employment Agreement for Philippe Maitre dated April 18, 2008(32)

10.24	Amendment No. 4 to License and Option Agreement dated March 31, 2005 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(15)

10.25	Form of Incentive Stock Option(18)

10.26	Form of Nonstatutory Stock Option(18)

10.27	Form of Restricted Stock Award(18)

10.28	Amended and Restated Employee Stock Purchase Plan (as amended through June 8, 2006)(23)

10.29	Amendment No. 5 to License and Option Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(21)

10.30	Assignment and Termination Agreement dated February 3, 2006 between Vicuron Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corporation(21)

10.31	Sublicensing and Distribution Agreement dated February 6, 2006 by and between Pfizer S.A. de C.V. and Oscient Pharmaceuticals Corporation*(21)

10.32	Form of Purchase Agreement dated April 5, 2006(20)

10.33	Amendment to Employment Agreement for Dominick C. Colangelo dated May 5, 2006(22)

10.34	Employment Agreement with Philippe M. Maitre dated May 5, 2006(22)

10.35	Amendment to Employment Agreement for Steven M. Rauscher dated May 12, 2006(22)

10.36	Amended and Restated Development, Licensing and Supply Agreement dated July 31, 2006 by and between Ethypharm S.A. and Reliant Pharmaceuticals, Inc.*(24)

10.37	Common Stock and Warrant Purchase Agreement dated July 21, 2006 by and between Oscient Pharmaceuticals Corporation and Paul Royalty Fund Holdings II(25)

10.38	Note Purchase Agreement dated July 21, 2006 by and between Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.39	Revenue Interests Assignment Agreement dated August 18, 2006 by and between Oscient Pharmaceuticals Corporation, Guardian II Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.40	Amendment No. 7 to License and Option Agreement dated December 27, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(26)

10.41	License, Supply and Marketing Agreement dated December 28, 2006 by and between Oscient Pharmaceuticals Corporation and Menarini International Operation Luxembourg, S.A.*(26)

10.42	2007 Employment Inducement Award Plan(28)

10.43	Employment Agreement with Mark Glickman dated August 16, 2007 (29)

10.44	Amendment to Employment Agreement with Mark Glickman dated August 22, 2007 (29)

10.45	Amendment to Employment Agreement with Mark Glickman dated July 28, 2008 (29)

Exhibit No.	Description
10.46	First Amendment to the Revenue Interests Assignment Agreement dated November 5, 2008 by and among Oscient Pharmaceuticals Corporation, Paul Royalty Fund Holdings II and Guardian II Acquisition Corporation(30)

10.47	First Amendment dated January 28, 2009 to the Note Amendment and Exchange Agreement dated November 17, 2003 by and between Oscient Pharmaceuticals Corporation and certain creditors of Oscient Pharmaceuticals Corporation(31)

12.1	Statement re: Computation of Ratios‡

21.1	Subsidiaries of the Registrant(26)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm‡

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act‡

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

‡	Filed herewith.
*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 2-75230) dated December 8, 1981 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) dated April 1, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) on April 4, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K on June 5, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K on October 1, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 18, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) on December 15, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-116707) on June 21, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-118026) on August 9, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K on December 27, 2005 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-137596) on September 26, 2006 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K on April 12, 2006 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-138309) on October 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 1, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on October 1, 2007 and incorporated herein by reference.
(29)	Filed as exhibits to the Company’s Registration Statement on Forms S-4 (333-153394) dated September 10, 2008 and incorporated herein by reference.
(30)	Filed as exhibits to the Company’s Registration Statement on Forms S-4 (333-153394) dated November 7, 2008 and incorporated herein by reference.
(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K on February 3, 2008 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

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

Dated: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. RAUSCHER Steven M. Rauscher	Director, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ PHILIPPE M. MAITRE Philippe M. Maitre	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2009

/s/ DAVID K. STONE David K. Stone	Director and Chairman of the Board	March 25, 2009

/s/ GREGORY B. BROWN Gregory B. Brown	Director	March 25, 2009

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	March 25, 2009

/s/ JOHN R. LEONE John R. Leone	Director	March 25, 2009

/s/ WILLIAM R. MATTSON William R. Mattson	Director	March 25, 2009

/s/ WILLIAM S. REARDON William S. Reardon	Director	March 25, 2009

/s/ NORBERT G. RIEDEL Norbert G. Riedel	Director	March 25, 2009

OSCIENT PHARMACEUTICALS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Oscient Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of Oscient Pharmaceuticals Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oscient Pharmaceuticals Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information as set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, declining cash balance, maturing debt, working capital and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2(s) to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, which requires the Company to recognize expense for all share-based payments based on their fair values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oscient Pharmaceuticals Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 23, 2009

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$12,595	$48,268
Notes receivable	—	486
Accounts receivable (net of allowance for bad debts of $33 and $35 in 2008 and 2007, respectively)	17,602	15,032
Inventories	7,700	9,059
Prepaid expenses and other current assets	3,597	2,886

Total current assets	41,494	75,731

Property and Equipment, at cost:
Manufacturing and computer equipment	4,589	4,695
Equipment and furniture	656	564
Leasehold improvements	183	138

	5,428	5,397
Less—Accumulated depreciation	4,660	4,590

	768	807
Restricted cash	4,598	4,198
Other assets	729	5,585
Intangible assets, net	51,036	110,903
Goodwill	75,408	76,960

	$174,033	$274,184

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$13,413	$38
Debt obligations (Note 1)	183,278	—
Accounts payable	11,979	10,262
Accrued expenses and other current liabilities	34,098	20,928
Current portion of accrued facilities impairment charge	3,152	2,128
Deferred revenue	3,926	364

Total current liabilities	249,846	33,720

Long-term Liabilities:
Long-term debt, net of current maturities	132	252,859
Noncurrent portion of accrued facilities impairment charge	4,255	8,831
Other long-term liabilities	984	7,216
Deferred revenue	—	273

Commitments and Contingencies (Note 10)

Shareholders’ Deficit:
Common stock, $0.10 par value—Authorized—174,375 shares, Issued and Outstanding—36,640 and 13,892 in 2008 and 2007, respectively	3,664	1,389
Series B restricted common stock, $0.10 par value—Authorized—625 shares, Issued and Outstanding—none	—	—
Additional paid-in-capital	425,665	415,654
Accumulated deficit	(510,513)	(445,758)

Total shareholders’ deficit	(81,184)	(28,715)

	$174,033	$274,184

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues (net):
Product sales	$86,325	$78,458	$38,244
Co-promotion	—	—	6,890
Other	523	1,511	1,018

Total net revenues	86,848	79,969	46,152
Costs and expenses (1):
Cost of product sales	29,013	31,269	19,613
Research and development	2,875	5,845	12,406
Selling and marketing	71,150	66,278	69,211
General and administrative	13,413	14,573	16,841
Impairment of intangible assets	50,759	—	—

Total costs and expenses	167,210	117,965	118,071

Loss from operations	(80,362)	(37,996)	(71,919)
Other income (expense):
Interest income	650	2,541	2,995
Interest expense	(30,882)	(28,206)	(11,056)
Gain on disposition of investment	413	231	1,617
Gain on exchange of convertible notes	35,357	30,824	—
Gain on derivative	10,480	3,023	—
Other income	9	114	65

Net other income (expense)	16,027	8,527	(6,379)

Loss from operations before income tax	(64,335)	(29,469)	(78,298)
Provision for income tax	(420)	(384)	(179)

Net loss	$(64,755)	$(29,853)	$(78,477)

Net loss per common share:
Basic and diluted	$(4.03)	$(2.19)	$(6.58)

Weighted average common shares outstanding:
Basic and diluted	16,050,707	13,600,787	11,925,485

(1)	Includes non-cash stock-based compensation as follows:

Cost of product sales	$36	$40	$67
Research and development	(109)	50	136
Selling and marketing	287	972	1,236
General and administrative	1,110	1,651	2,437

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Note Receivable From Officer	Total Shareholders’ (Deficit) Equity	Comprehensive Loss
	Shares	$0.10 Par Value
Balance at December 31, 2005	9,669	$967	$364,736	$(337,439)	$(163)	$28,101	$(88,593)
Exercise of stock options	90	9	157	—	—	166	—
Issuance of stock under employee stock purchase plan	79	8	732	—	—	740	—
Issuance of common stock in private placement	2,254	225	33,252	—	—	33,477	—
Issuance of common stock to Paul Capital	1,389	139	9,819	—	—	9,958	—
Issuance of restricted stock	78	8	(8)	—	—	—	—
Reversal of deferred compensation	—	—	(11)	11	—	—	—
Stock based compensation expense	—	—	3,876	—	—	3,876	—
Settlement of note receivable	—	—	—	—	163	163	—
Net loss	—	—	—	(78,477)	—	(78,477)	(78,477)

Balance at December 31, 2006	13,559	1,356	412,553	(415,905)	—	(1,996)
Exercise of stock options	5	1	16	—	—	17	—
Issuance of stock under employee stock purchase plan	95	9	395	—	—	404	—
Net issuance of restricted stock	233	23	(23)	—	—	—	—
Stock based compensation expense	—	—	2,713	—	—	2,713	—
Net loss	—	—	—	(29,853)	—	(29,853)	(29,853)

Balance at December 31, 2007	13,892	1,389	415,654	(445,758)	—	(28,715)
Exercise of stock options	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	151	15	178	—	—	193	—
Net issuance of restricted stock	218	21	(21)	—	—	—	—
Stock based compensation expense	—	—	1,324	—	—	1,324	—
Issuance of common stock in connection with the convertible debt exchange (Note 11)	21,811	2,181	7,847	—	—	10,028	—
Re-pricing of Paul Capital Warrants (Note 11)	—	—	65	—	—	65
Conversion of 12.50% Notes	568	58	618	—	—	676	—
Net loss	—	—	—	(64,755)	—	(64,755)	(64,755)

Balance at December 31, 2008	36,640	$3,664	$425,665	$(510,513)	$—	$(81,184)

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(64,755)	$(29,853)	$(78,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,485	9,847	7,158
Provision for excess and obsolete inventories	511	793	1,631
(Recovery of) provision for bad debts	—	(172)	349
Non-cash interest expense	13,196	9,623	1,468
Gain on exchange of notes	(35,357)	(30,824)	—
Gain on derivatives	(10,480)	(3,023)	—
Gain on disposition of investment	(413)	(231)	(1,617)
Stock-based compensation	1,324	2,713	3,876
Impairment of intangible assets	50,759	—	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(2,570)	(2,922)	(6,080)
Inventories	848	4,386	(1,796)
Prepaid expenses and other current assets	(710)	(96)	2,134
Accounts payable	1,717	(141)	3,955
Accrued expenses and other liabilities	3,755	4,915	3,335
Deferred revenue	3,289	(750)	1,386
Accrued facilities impairment charge	(2,390)	(2,618)	(2,826)
Accrued other long-term liabilities	610	3,692	1,869

Net cash used in operating activities	(31,181)	(34,661)	(63,635)

Cash Flows from Investing Activities:
Proceeds from disposition of investment	413	231	1,617
Purchases of property and equipment	(190)	(56)	(263)
Proceeds from sale of property and equipment	3	7	1
(Increase) decrease in restricted cash	(400)	2,414	5,118
Increase in other assets	(35)	(63)	(329)
Proceeds from notes receivable	486	1,373	790
Proceeds from maturities of marketable securities	—	—	2,696
Issuance of notes receivable	—	—	(186)
Cash flows related to acquisition of ANTARA	—	—	(77,563)

Net cash provided by (used in) investing activities	277	3,906	(68,119)

OSCIENT PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Financing Activities:
Payments of convertible debt exchange costs	(4,924)	—	—
Proceeds from issuance of notes, net of issuance costs	—	40,444	—
Proceeds from private placement of common stock, net of issuance costs	—	—	33,477
Proceeds from issuance of stock in connection with acquisition of ANTARA, net of issuance costs	—	—	9,958
Proceeds from exercise of stock options	—	17	166
Proceeds from issuance of stock under the employee stock purchase plan	193	404	740
Proceeds from issuance of notes	—	—	20,000
Proceeds from assignment of revenue interest	—	—	40,000
Payments on long-term obligations	(38)	(38)	(9)

Net cash (used in) provided by financing activities	(4,769)	40,827	104,332

Net (Decrease) Increase in Cash and Cash Equivalents	(35,673)	10,072	(27,422)
Cash and Cash Equivalents, beginning of year	48,268	38,196	65,618

Cash and Cash Equivalents, end of year	$12,595	$48,268	$38,196

Supplemental Disclosure of Cash Flow Information:
Interest paid during period	$9,978	$14,925	$6,053

Income tax paid during period	$18	$18	$25

The accompanying notes are an integral part of these consolidated financial statements.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements

(1) Operations

Oscient Pharmaceuticals Corporation (the “Company”) is a commercial-stage pharmaceutical company marketing Food and Drug Administration (“FDA”)-approved products in the United States. The Company’s strategy is to maximize the sales of its existing products and to gain access to new products via transactions, including acquisition, in-licensing and co-promotion. Oscient has developed a commercial infrastructure, including a national sales force calling on targeted primary care physicians, cardiologists, endocrinologists and pulmonologists in the United States.

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

Additionally, the Company has a novel, late-stage antibiotic candidate, Ramoplanin, for the treatment of Clostridium difficile-associated disease (“CDAD”). The Company has made the strategic decision to concentrate its financial resources on building its revenues for products promoted to community-based physicians in the United States and has explored partnering and other strategic opportunities for the continued development of Ramoplanin.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, at December 31, 2008, the Company had total cash and cash equivalents of approximately $17,193,000, which includes $4,598,000 in restricted cash, negative working capital of $208,352,000 and an accumulated deficit of approximately $510,513,000. The Company has also generated significant operating losses for the last several years and expects to continue to generate significant operating losses for the foreseeable future. In an effort to preserve the Company’s financial resources and position the organization for a potential partnership or acquisition, on February 11, 2009, the Company announced plans to substantially reduce the size of its sales and marketing teams as well as its office personnel and also announced that it had engaged a third party to advise the Company on strategic options, including sale of the Company. As a result of this reduction in its sales and marketing teams, the Company believes its product sales could decrease in 2009 as compared to 2008.

As more fully described below, the Company is subject to a possible delisting from the NASDAQ Global Market. In the event that the Company is not able to maintain such listing and meet the requirements to list its common stock on another national securities exchange or be approved for listing on a system of automated dissemination of quotations, the holders of a substantial portion of the Company’s debt obligations can require the Company to repurchase the principal amount of such debt.

Based on the January 25, 2009 extension of the maturity date of approximately $13,150,000 of the approximately $13,300,000 outstanding principal of the Company’s 5% Convertible Promissory Note due in 2009 and related accrued interest of approximately $3,645,000, the Company’s available capital, its current operating plan and management’s ability to manage expenses, the Company believes that the unrestricted cash on

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

hand as of December 31, 2008, is sufficient to fund continuing operations only into the third quarter of 2009. In the next several months, the Company will need to, raise additional capital and/or refinance or amend the terms of its existing debt due in December 2009 in order to fund its operations for the remainder of 2009, repay its debt that is maturing in December 2009, fund other potential commercial or development opportunities, and support its sales and marketing activities. The Company intends to pursue privately raising additional capital from investors through equity financing, the incurrence of indebtedness or a combination of equity and debt.

Based on the financial condition of the Company, as discussed above, a strategic sale of the Company or additional financing may not be available to the Company, or, if available may not be available on favorable terms. If the Company cannot sell itself or obtain adequate financing on acceptable terms prior to exhausting its available cash when such sales or financing is required or lower its expenses as expected through certain cost reduction measures, it will have to scale back its operations even further or take other measures to significantly reduce its expenses which will have a material adverse effect on its business and/or may cause the Company to cease operations. Further, if the Company is unsuccessful in identifying and implementing strategic options, including a strategic sale of itself, if it fails to raise additional capital, or if it fails to meet payment obligations to third parties as they come due, the Company may be subject to litigation claims and/or may seek bankruptcy protection. Litigation could result in substantial costs, be a distraction to management and may result in unfavorable results that could further adversely impact the Company’s financial condition and impact its ability to continue operations.

All of these conditions raise substantial doubt about the Company’s ability to continue as going concern through the end of 2009. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Notice of Delisting

On October 3, 2008, the Company received a notification from The NASDAQ Listings Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) that, as of October 2, 2008, the Company’s market value of publicly held shares (“MVPHS”) had closed below the minimum $15 million threshold set forth in Marketplace Rule 4450(b)(3) for the previous thirty (30) consecutive business days, a requirement for continued listing. For NASDAQ purposes, MVPHS is the market value of the Company’s publicly held shares, which is calculated by subtracting all shares held by officers, directors or beneficial owners of 10% or more of an issuer’s common stock from the issuer’s total shares outstanding.

On October 23, 2008, the Company received notification from NASDAQ that given the current extraordinary market conditions, NASDAQ has suspended the enforcement of the rules requiring a MVPHS and a minimum $1 closing bid price (“Rule Suspension”). On December 23, 2008, the Company received a second notification from NASDAQ that the Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements will be reinstated on April 20, 2009. On March 23, 2009 the Company received a third notification from NASDAQ that the Rule Suspension period had been extended an additional ninety (90) days and that the minimum bid price and MVPHS requirements will be reinstated on July 20, 2009. As a result of the Rule Suspension, all companies presently in the compliance process will remain at that same stage of the process; however, companies can regain compliance during the Rule Suspension period. NASDAQ will not take any action to delist any security for these concerns during the Rule Suspension period, which will remain in effect through Friday, July 17, 2009. These

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

rules will be reinstated on Monday, July 20, 2009. Under the Rule Suspension, the Company believes it will now have until approximately October 6, 2009 to regain compliance by evidencing a minimum $15 million MVPHS for ten (10) consecutive business days. If the Company does not regain compliance with the MVPHS requirement by July 6, 2009, the Company will receive written notification of delisting from NASDAQ and at that time will be entitled to request a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to present its plan to regain compliance with the MVPHS requirement.

If the Company’s efforts to regain compliance are successful and the MVPHS exceeds $15 million for ten (10) consecutive days before July 6, 2009 the Company will regain compliance with respect to the MVPHS requirement. In the event the Company does not regain compliance, it may appeal the staff determination to the Panel. In the event that the Company fails to regain compliance and is unsuccessful in an appeal to the Panel, the Company’s securities will be delisted from The NASDAQ Global Market. In the event that the Company’s securities are delisted from The NASDAQ Global Market, the Company may not be able to meet the requirements necessary for its common stock (i) to transfer to, or list on, a U.S. national securities exchange, including The NASDAQ Capital Market or (ii) be approved for listing on a U.S. system of automated dissemination of quotations. Given the current economic markets and the Company’s financial position, it is improbable that the Company will achieve an MVPHS of $15 million before July 6, 2009.

If such event in (i) or (ii) above occurred, holders of the 2011 Notes (as described below) have the right to require the Company to repurchase for cash the outstanding principal amount of the 2011 Notes, as applicable, plus accrued and unpaid interest through such date. As of December 31, 2008, there were outstanding principal amounts of: (i) $86,684,000 of 12.50% Convertible guaranteed senior notes due 2011 (“12.50% Notes”); (ii) $12,687,000 of 3.50% Senior convertible promissory notes due 2011 (“3.50% Notes”); and (iii) $829,000 of 3 1/2% Senior convertible promissory notes due 2011 (“3 1/2% Notes”) (collectively, the “2011 Notes”). The Company does not have sufficient cash and may not be able to raise sufficient additional capital to repay the 2011 Notes as applicable, if requested to be repurchased by the holders.

In the event the holders of the 12.50% Notes require the Company to repurchase the notes and such payment is accelerated, this event could be considered a Put Event under the Revenue Interest Assignment Agreement, as amended with Paul Capital, and the related Note Purchase Agreement (the 12% Senior Secured Note) (See Note 11(b)). The Company does not have sufficient cash and may not be able to raise sufficient additional capital to repay these obligations if requested to be repurchased by the holders. As a result of the probable delisting of the Company’s common stock, the potential right of the 12.50% Notes to require the Company to repurchase the notes and the potential Paul Capital Put Event, the Company reclassified all of the 2011 Notes, the $39.2 million Revenue Interest Assignment agreement and the $20 million 12% Senior Secured Note (including any related accrued interest payable and embedded derivative liabilities) to current liabilities at December 31, 2008 in accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor—An Amendment to ARB 43, Chapter 3A,” as of December 31, 2008. See Note 11 for additional description of the Company’s outstanding debt obligations.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

(b) Revenue Recognition

The Company’s principal source of revenue is the sale of ANTARA capsules and FACTIVE tablets. In the second quarter of 2005, the Company began recognizing co-promotion revenue in connection with its co-promotion agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which terminated on August 31, 2006. ANTARA revenue results are anticipated to be non-seasonal, although the wholesaler buying patterns tend to increase toward the end of the fiscal year. The Company expects demand for FACTIVE to be highest from December to March as the incidence of respiratory tract infections, including CAP and AECB, tends to increase during the winter months. In addition, fluctuations in the severity of the annual respiratory tract infection season may cause product sales to vary from year to year. Due to these seasonal fluctuations in demand for FACTIVE, the Company’s results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Product Sales

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (a replacement of SAB 101)” (SAB No. 104) and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. For one product sale to a new customer in 2008, the Company was unable to estimate product returns. Accordingly, the Company is recognizing the revenue on the sell-through method for this transaction. As of December 31, 2008, the Company had approximately $3,653,000 of deferred revenue related to this transaction. The cost of ANTARA and FACTIVE associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed or other criteria for revenue recognition have been met.

Co-Promotion Revenue

On August 31, 2006, the Company and Auxilium mutually agreed to conclude the co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. Amounts earned under the Company’s co-promotion agreement with Auxilium from the sale of TESTIM gel, a product developed by Auxilium, are classified as co-promotion revenue in the accompanying consolidated statements of operations. Auxilium was obligated to pay the Company

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

a co-promotion fee based on a specified percentage of the gross profit from TESTIM sales attributable to primary care physicians in the U.S. that exceeded a specified cumulative sales threshold, determined on an annual basis. The specific percentage was based upon TESTIM sales levels attributable to primary care physicians and the marketing expenses incurred by the Company in connection with the promotion of TESTIM under the co-promotion agreement. Such co-promotion revenue was earned when TESTIM units were dispensed through patient prescriptions. There was no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses incurred with respect to the co-promotion arrangement are classified as selling and marketing expenses in the accompanying consolidated statements of operations. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by the Company’s sales force through August 31, 2006, which was recognized as revenue during the year ended December 31, 2006. The Company does not expect any future co-promotion revenue in association with its agreement with Auxilium.

Other Revenues

Other revenues primarily consist of sublicensing revenues related to FACTIVE. The Company recognizes revenue in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). In accordance with EITF No. 00-21, the up-front license payments related to the various sublicense agreements will be recognized as revenue over the term of the Company’s continuing obligations under the arrangements which range from eighteen months to thirty-three months. Substantive milestones achieved are recognized as revenue when earned and when payment is reasonably assured. The Company expenses incremental direct costs associated with sublicense agreements in the period in which the expense is incurred.

On August 1, 2006, the Company announced that it received notice from Pfizer Mexico that FACTIVE was approved by the Ministry of Health in Mexico to be marketed as FACTIVE-5 for the treatment of community-acquired pneumonia, acute bacterial exacerbations of chronic bronchitis and acute bacterial sinusitis which generated a milestone payment recognized as revenue in 2006. On December 9, 2008, Pfizer Mexico received regulatory approval to market FACTIVE tablets for the Uncomplicated Urinary Tract Infections (“uUTI”) indication with a 3-day course of treatment, from COFEPRIS, the pharmaceutical regulatory agency of Mexico. On January 4, 2007, the Company announced that it had granted commercialization rights to FACTIVE in Europe to Menarini International Operation Luxembourg SA (“Menarini”), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. Part of this arrangement included an up-front license payment which the Company is recognizing over the term of the Company’s obligations under the arrangement. On March 2, 2007, the Company announced that Abbott Laboratories, Ltd. (“Abbott Canada”), the Canadian affiliate of Abbott Laboratories, had received approval to begin the promotion of FACTIVE in Canada. In connection with the terms of the agreement with Abbott, a milestone payment related to regulatory approval of the Company’s manufacture of FACTIVE for Canada was recorded as other revenue during 2007. On January 31, 2008, Abbott Canada’s development and commercialization obligations were substantially reduced. In accordance with the terms of the amendment, Abbott Canada continued to maintain FACTIVE tablets in its current product price list and it continued to pay the Company a transfer price on FACTIVE tablets purchases. Additionally, the amendment provided that the Company could terminate the agreement at any time with prior notice to Abbott Canada and Abbott Canada could terminate with prior notice to the Company after November 30, 2008. In December 2008, the Company’s license agreement with Abbott Canada was terminated. Abbott Canada has ceased all development and commercialization of FACTIVE in Canada.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Product Returns

Factors that are considered in the Company’s estimate of future ANTARA and FACTIVE product returns include an analysis of the amount of product in the wholesaler and pharmacy channel, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the Company’s product. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return product within six months prior to, and twelve months subsequent to, the expiration date of its product. ANTARA capsules and FACTIVE tablets each have a 36-month expiration period from the date of manufacturing. As of December 31, 2008 and 2007, the Company’s product return reserve was approximately $4,687,000 and $3,169,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Cash Discounts

The Company’s standard invoice includes a contractual 2% cash discount, for payments within 30 days. Based on historical experience, the Company estimates that most of its customers deduct a 2% discount from their balance. The cash discount reserve is presented as an allowance against trade receivables in the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the balance of the cash discounts reserve was approximately $331,000 and $343,000, respectively.

Rebates

The liability for commercial managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each commercial contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state. As of December 31, 2008 and 2007, the balance of the accrual for managed care and Medicaid rebates for ANTARA and FACTIVE in total was approximately $5,917,000 and $4,263,000, respectively. Considering the estimates made by the Company, as well as estimates reflected in third party utilization reports that are used in evaluating the required liability balance, the Company believes its estimates are reasonable.

Special Promotional Programs:

The Company, from time to time, offers certain promotional incentives to its customers for both ANTARA and FACTIVE and will continue this practice in the future. Such programs include: sample cards to retail consumers, certain product incentives to pharmacy customers, and other sales stocking allowances. The

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Company accounts for these programs in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). Examples of programs utilized to date are as follows:

Voucher Rebate Programs for ANTARA

Since acquiring ANTARA in August 2006, the Company has initiated four voucher rebate programs for ANTARA whereby the Company offered a point-of-sale rebate to retail consumers. The liabilities the Company recorded for these voucher rebate programs were estimated based upon the historical rebate redemption rates for similar completed programs by other pharmaceutical companies as reported to the Company by a third party claims processing organization and actual redemption rates on completed programs by the Company. The first program expired on December 31, 2006, the second program expired on September 30, 2007, the third program expires on February 28, 2009 and the fourth program expires on March 31, 2010. As of December 31, 2008 and 2007, the balance of the liabilities for these voucher programs totaled approximately $2,131,000 and $491,000, respectively.

Voucher Rebate Programs for FACTIVE

The Company periodically initiates voucher rebate programs for FACTIVE whereby the Company offers mail-in rebates and point-of-sale rebates to retail consumers. The liabilities the Company records for these voucher rebate programs are estimated based upon the historical rebate redemption rates for similar completed programs. In April 2007, the Company initiated a voucher rebate program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on December 31, 2007. In October 2007, the Company initiated another voucher rebated program whereby the Company offered a point-of-sale rebate to retail consumers. This program expired on April 30, 2008. In April 2008 and July 2008, the Company initiated additional voucher rebate programs whereby the Company offered a point-of-sale rebate to retail consumers. These programs expired or expire on October 15, 2008 and April 15, 2009, respectively. As of December 31, 2008 and 2007, the balance of the liabilities for these voucher programs totaled approximately $1,978,000 and $1,396,000, respectively.

(d) Cash, Cash Equivalents and Marketable Securities

The Company applies the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). At December 31, 2008 and 2007, the Company held cash and cash equivalents. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2008 and 2007, cash and cash equivalents consisted of money market funds. At December 31, 2008 and 2007, the Company did not hold investments, and as a result, had no net unrealized loss. The fair value of the Company’s cash equivalents is determined based on market value.

(e) Accounts Receivable

Trade accounts receivable consists of amounts due from wholesalers for the purchase of ANTARA and FACTIVE. Accounts receivable related to sales of FACTIVE are the accounts receivable of the Company and accounts receivable related to sales of ANTARA are the accounts receivable of Guardian II Acquisition Corporation (“Guardian II”) (the entity which holds all of the ANTARA assets), a wholly-owned subsidiary of the Company. Guardian II granted Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners, a first security interest and the holders of the 12.50% Notes a second security interest in substantially all of its assets, including its accounts receivable, to secure these obligations. See Note 11.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company performs ongoing credit evaluations on its customers and collateral is generally not required. As of December 31, 2008 and 2007, the Company reserved approximately $33,000 and $35,000, respectively, for bad debts related to the sale of ANTARA or FACTIVE. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of ANTARA and FACTIVE. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2008, payments have generally been made in a timely manner and the Company has not written off any customer accounts receivable balances.

The following table represents accounts receivable (in thousands):

	December 31,
	2008	2007
Trade, net	$17,042	$14,950
Other	560	82

Total	$17,602	$15,032

(f) Restricted Cash

At December 31, 2008, approximately $3,697,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s South San Francisco, California facility, approximately $433,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Waltham, Massachusetts facility, $400,000 of cash is restricted in connection with a letter of credit issued to a credit card company and approximately $68,000 of cash is restricted in connection with a letter of credit issued for the building lease at the Company’s Skillman, New Jersey facility. The restriction related to the credit card company expires on October 2, 2009. The Company expects to extend this cash restriction beyond this date. The restrictions related to the South San Francisco facility, the Waltham facility and the Skillman facility expire on February 28, 2011, March 31, 2012 and February 2013, respectively.

(g) Property and Equipment

The Company records property and equipment at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. The Company depreciates its property and equipment over the estimated useful life of the assets using the straight-line method starting when the asset is placed in service. The estimated useful life for leasehold improvements is the term of the lease (which is lesser than the useful life of the assets).

Estimated Useful Life
Manufacturing and computer equipment	3-5 Years
Equipment and furniture	3-5 Years
Leasehold improvements	7 Years

As of December 31, 2008 and 2007, the Company recorded approximately $338,000 and $188,000, respectively, as a capital lease obligation with accumulated depreciation of $84,000 and $47,000, respectively. The related asset is being depreciated using the straight-line method over the term of the lease and is being classified as computer equipment in the accompanying consolidated balance sheets.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense was approximately $377,000, $738,000 and $781,000 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

(h) Inventories

Inventories are stated at the lower of cost or market value, with cost determined under the average cost method which approximates actual cost. Products are removed from inventory on a first-in-first-out basis and recognized as cost of goods sold on an average cost basis which approximates actual cost.

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

At December 31, 2008 and 2007, there was approximately $592,000 and $1,088,000 in ANTARA sample product to be used for ANTARA marketing programs and approximately $1,191,000 and $655,000 in FACTIVE sample product to be used for FACTIVE marketing programs. These are classified as other current assets in the accompanying consolidated balance sheets.

The following table represents net trade inventories (in thousands):

	As of December 31
	2008	2007
Raw material	$2,041	$2,846
Work-in-process	1,766	3,022
Finished goods	3,893	3,191

Total	$7,700	$9,059

(i) Net Loss Per Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented, as the effect of the potential common stock is anti-dilutive. Anti-dilutive common stock equivalents which consist of stock options, securities sold under the Company’s employee stock purchase plan, convertible notes, warrants and unvested restricted stock that are not included in diluted net loss per share totaled 83,418,510, 20,447,015, and 6,316,089 shares (prior to the application of the treasury stock method and the if-converted method) during the years ended December 31, 2008, 2007 and 2006, respectively.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

(k) Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” (SFAS No. 105) requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents balances with several unaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their aggregate percentage of the Company’s total product revenues:

Year-Ended December 31,	Number of Significant Customers	Percentage of Total Product Revenues by Customer
		A	B	C
2008	3	32%	41%	19%
2007	3	36%	38%	15%
2006	3	41%	32%	12%

The following table summarizes the number of customers that individually comprise greater that 10% of total accounts receivable and their aggregate percentage of the Company’s total trade accounts receivable:

As of December 31,	Number of Significant Customers	Percentage of Total Trade Accounts Receivable by Customer
		A	B	C
2008	3	31%	32%	30%
2007	3	45%	34%	12%

To date, the Company has not written off any significant customer receivable balances.

(l) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include the following: reserves for inventory obsolescence, rebate reserves, special promotional programs reserves, product returns reserves, the valuation of derivatives and the useful lives, expected future cash flows for intangible assets and impairment analysis.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(m) Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash, cash equivalents and accounts receivable, approximates the carrying values of these instruments.

In connection with financing the acquisition of ANTARA, the Company recognized an embedded derivative instrument related to a put/call liability. In connection with the convertible notes issued in 2007, the Company recognized an embedded derivative instrument related to an interest make-whole provision. In connection with the convertible notes issued in 2008, the Company recognized an embedded derivative related to the conversion option and an interest make-whole provision. These instruments are recognized in the accompanying consolidated financial statements at fair value and are recorded as accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Changes in fair value are recorded in the accompanying consolidated statements of operations. See Note 11.

In connection with the Amendment of the Revenue Interest Assignment disclosed in Note 11, the Company is committed to make milestone payments based on certain contingent events occurring. These contingent payments are considered financial instruments and recognized in the accompanying financial statements at fair value.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $2,607,000, $2,735,000 and $3,260,000 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

(o) Comprehensive Loss

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In 2008, 2007 and 2006, the net loss, is equal to the comprehensive net loss.

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

The Company believes it operates in one segment called “Pharmaceutical”. Product sales and the financial information disclosed herein represent all of the material financial information related to the Company’s one operating segment.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sales by product within the Company’s operating segment are as follows:

	Year- Ended December 31,
	2008	2007	2006
ANTARA	$70,330	$58,571	$16,778
FACTIVE	15,995	19,887	21,466

Total Product Sales	$86,325	$78,458	$38,244

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

During the fourth quarter of 2008, events and circumstances, primarily a significant reduction in projected worldwide long-term revenues and the associated cash flows indicated that the ANTARA and FACTIVE intangible assets could be impaired. The decrease in forecasted long-term revenues and cash flows was related to the planned reduction in the sales force, the receipt of the Paragraph IV Notice from Lupin Limited (as described in Note 10 (c)) and the overall economic and regulatory conditions and developments in the United States and abroad. The Company’s estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the ANTARA intangible assets are expected to be recovered and therefore the intangible assets are not impaired. The Company’s estimate of undiscounted cash flows performed during the quarter ended December 31, 2008 indicated that the carrying amount of the FACTIVE intangible assets are not expected to be recovered and therefore the assets are impaired. The estimate of undiscounted cash flows is based upon several significant assumptions including, but not limited to, estimated worldwide sales levels, forecasted size of the Company’s sales force and strategic plans to control costs, including a significant reduction of the Company’s sales force. The Company calculated the fair value of the FACTIVE intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, fair value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the assets. The Company has recorded a non-cash impairment charge of approximately $50,759,000 in the accompanying consolidated statements of operations for the year ended December 31, 2008 in order to write-down the FACTIVE intangible assets to fair value.

The Company also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Under SFAS No. 142, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed periodically for impairment. The Company performs an annual evaluation of goodwill at the end of each fiscal year to test for impairment or more frequently if events or circumstances indicate that goodwill may be impaired. Because the Company has a single operating segment, which is its sole reporting unit, the Company performs this test by comparing the fair value of the entity with its book value,

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. Because the book value of the Company, as represented by stockholders’ deficit, is negative as of December 31, 2008, the Company does not believe that any of its goodwill is impaired.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

Year Ended December 31,
	2008	2007	2006
Expected volatility	60.86 – 71.66%	60.03 – 61.77%	52.14 – 62.18%
Risk-free interest rate	1.71 – 3.61%	3.77 – 5.04%	4.35 – 5.07%
Expected life (years)	5.59 – 5.84	5.55 – 6.17	5.55 – 6.25
Expected dividend	—	—	—

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

The total compensation cost that has been charged to income for the years ended December 31, 2008, 2007 and 2006 was approximately $1,324,000, $2,713,000 and $3,876,000, respectively. The Company’s policy is to recognize compensation cost for awards with service conditions and graded vesting using the straight-line

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

method. Additionally, the Company’s policy is to issue authorized but previously unissued shares to satisfy share option exercises, the issuance of restricted stock and stock issued under the Employee Stock Purchase Plan (“ESPP”). The amount of stock-based compensation recognized during a period is based on the fair value of the portion of the awards that are ultimately expected to vest. In addition, the requisite service period is generally equal to the vesting term. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company estimates forfeitures based on historical data, adjusted for known trends. The Company has applied an annual forfeiture rate of 21.39% to options in calculating total recognized compensation cost as of December 31, 2008. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $1.03, $2.46 and $7.36, respectively. For the year ended December 31, 2008, the Company granted 648,426 stock options with a weighted average exercise price of $1.77. For the year ended December 31, 2007, the Company granted 605,661 stock options with a weighted average exercise price of $4.17. For the year ended December 31, 2006, the Company granted 243,644 stock options with a weighted average exercise price of $13.49. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $0, $120,000 and $754,000, respectively. The total amount of cash received from exercise of these options during the years ended December 31, 2008, 2007and 2006 was $0, $17,000 and $166,000, respectively.

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

A summary of activity related to restricted stock under the Option Plans as of December 31, 2008, is indicated in the following table (in thousands, except weighted average data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	214	$7.64
Granted	284	1.71
Vested	(128)	0.53
Forfeited	(66)	3.00

Nonvested at December 31, 2008	304	$6.10

As of December 31, 2008, there is approximately $1,967,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 1.45 years. The Company expects approximately 484,000 unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(t) Income Taxes

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

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the Interpretation) (FIN 48), the Company’s historical practice was and will continue to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, there were no unrecognized tax benefits, and as such, the Company has not recorded interest and penalties related to unrecognized tax benefits.

(u) Recent Accounting Pronouncements

Fair Value Measurement

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for the Company on January 1, 2008, did not have a material effect on the Company’s consolidated financial statements. The Company currently is evaluating the effect of SFAS 157 for non-financial assets and non-financial liabilities on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is in the process of studying the impact of this standard on the Company’s financial accounting and reporting.

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

Accounting for Collaborative Arrangements

In November 2007, EITF issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF No. 07-01, but does not currently believe that it will have a material impact on the results of operations, financial position or cash flows.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(3) Acquisition of ANTARA

On August 18, 2006, the Company acquired the rights to ANTARA in the United States from Reliant Pharmaceuticals in a transaction accounted for as an acquisition of a business in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141) and accordingly, allocated the purchase price of ANTARA based upon the estimated fair value of net assets acquired and liabilities assumed. The Company performed a valuation study to determine the allocation of the purchase price of the ANTARA acquisition among the tangible and intangible assets acquired as well as their estimated amortization period. The estimated useful life of the intangible assets is assumed to be fourteen years which was based upon the remaining life of the patents covering ANTARA, the regulatory barriers to competition, and management’s knowledge of existing competitors research activities. The Company completed an analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3). ANTARA’s operations, assumed as of the date of acquisition, are included in the Company’s results of operations beginning on August 18, 2006.

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

The following table presents the estimate of the fair value of the intangible assets acquired, their estimated useful lives and amortization expense (in thousands, except estimated useful lives data):

Intangible assets	Fair value of intangibles	Estimated life (in years)	Amortization for the year ended December 31, 2008
License Agreement	$58,900	14	$4,207
Manufacturing Relationship	1,880	14	134

Total	$60,780		$4,341

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

(5) Facility Lease Liability

At the time of merger with GeneSoft Pharmaceuticals (“GeneSoft”) in 2004, management approved a plan to integrate certain GeneSoft facilities into existing operations. In connection with the integration activities, the Company included in the purchase price allocation a restructuring liability of approximately $18,306,000, which included $1,419,000 in severance-related costs and $16,887,000 in facility lease impairment costs pertaining to 68,000 square feet of leased space which expires on February 28, 2011. In 2008 and 2007, in accordance with EITF No. 95-3, the Company made adjustments to the facilities lease liability based on revisions made to estimates of future rental income related to additional subleased space of approximately $1,552,000 and $838,000, respectively. These adjustments were recorded as a reduction to goodwill.

The following tables summarize the restructuring liability activity recorded related to the GeneSoft merger (in thousands):

	Year Ended December 31, 2008
	Balance at December 31, 2007	Liability Adjustment	Net Cash Payments	Interest Accretion	Balance at December 31, 2008
Assumed facility lease liability	$10,959	$(1,552)	$(2,390)	$390	$7,407

	Year Ended December 31, 2007
	Balance at December 31, 2006	Liability Adjustment	Net Cash Payments	Interest Accretion	Balance at December 31, 2007
Assumed facility lease liability	$13,900	$(838)	$(2,618)	$515	$10,959

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(6) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company adopted SFAS No. 157 on January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•

Level 1—Relates to observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2— Relates to other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

•

Level 3— Relates to unobservable inputs used when little or no market data is available and requires the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The primary objective of the Company’s investment activities is to preserve principal and fulfill liquidity needs while at the same time maximizing the income the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains the majority of its portfolio of cash equivalents in money market funds to maximize investment income and minimize investment risk. As December 31, 2008, the Company believes that its cash equivalents reflect the carrying value which is not subject to any loss or write-down.

As of December 31, 2008, the Company’s cash equivalents were classified as Level 1 assets where inputs are quotes in active markets for identical assets that the Company has the ability to assess on the measurement date. An active market for the Company’s cash equivalents is available in which transactions occur with sufficient frequency and volume which provide pricing information on an ongoing basis.

For derivative liabilities that use Level 2 inputs, the Company utilizes information obtained directly from observable market inputs which include the Company’s stock price, volatility, and market value of debt and risk free interest rate. For the year ended December 31, 2008, the Company has recorded approximately $10,147,000 as a gain on derivative liabilities that use Level 2 inputs. For derivative liabilities that use Level 3 inputs, the Company developed its own assumptions and decision point related to a put/call premium that does not have any observable inputs or available market data to support the fair value. For the year ended December 31, 2008, the Company has recorded approximately $333,000 as a gain on derivative liabilities that use Level 3 inputs. Both of these are recorded as gains in the accompanying consolidated statements of operations.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table represents, by level within the fair value hierarchy, a summary of the fair market value of assets and liabilities the Company held as of December 31, 2008:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,101,000	$—	$—	$8,101,000

Liabilities:
Derivative liabilities	$—	$2,370,000	$653,000	$3,023,000

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liability
Balance at January 1, 2008	$986,000
Gain on derivative	(333,000)

Balance at December 31, 2008	$653,000

(7) Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
Goodwill	$75,408	$76,960
License Agreements, net	49,436	105,285
Manufacturing Relationships, net	1,600	5,618

Total	$126,444	$187,863

(a) Goodwill

The Company’s goodwill relates to the merger with GeneSoft, which occurred in February 2004 and totaled approximately $62,495,000, and the product acquisition of ANTARA, which occurred in August 2006 and totaled approximately $16,783,000. During 2008 and 2007, the Company recorded a reduction to goodwill associated with GeneSoft of approximately $1,552,000 and $838,000, respectively, primarily related to additional sublease income related to a facility lease liability. During 2007, the Company recorded a reduction to goodwill associated with the product acquisition of ANTARA of approximately $395,000 primarily related to reductions in accruals originally recorded during the acquisition and subsequently reversed. As of December 31, 2008, the Company does not believe that its goodwill is impaired. No amount of the goodwill balance at December 31, 2008 will be deductible for income tax purposes.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(b) Intangible Assets

As of December 31, 2008, intangible assets consist of the following (in thousands):

Asset Classification	Cost	Accumulated Amortization	Net
License Agreements	$59,411	$(9,975)	$49,436
Manufacturing Relationships	1,918	(318)	1,600

Total	$61,329	$(10,293)	$51,036

The ANTARA and FACTIVE intangible assets are amortized on a straight-line basis over the remaining legal life of the underlying patents of approximately 14.0 and 15.7, years respectively, which also corresponds to the estimated useful life of such assets. The weighted average amortization period for the license agreements is approximately 14.9 years and the weighted average amortization period for the manufacturing relationships is approximately 15.2 years, respectively. During 2008, 2007 and 2006, the Company recorded approximately $9,108,000, $9,108,000 and $6,376,000 of amortization expense, respectively. As discussed in Note 2, during the year ended December 31, 2008, the Company recorded an impairment charge of $50,759,000 on the intangible assets of FACTIVE. The remaining value of $549,000 will be amortized on a straight-line basis over 10.75 years.

The remaining amortization in future periods is as follows (in thousands):

Year-Ending December 31,
2009	$4,393
2010	$4,393
2011	$4,393
2012	$4,393
2013	$4,393
Thereafter	$29,071

Total	$51,036

(8) Notes Receivable

In connection with a lease agreement associated with vehicles for the Company’s sales representatives, the Company was issued notes by the lessor totaling approximately $2,926,000 related to the repayment of security deposits made by the Company. The notes bear interest at rates ranging from 5.5% to 7.75% and have expiration dates ranging from February 2008 to November 2008. Principal and interest are repaid by the lessor to the Company over the 36 month lease term as lease payments are made on the vehicles. There was no balance remaining on these notes receivable as of December 31, 2008.

(9) Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company’s income tax expense of approximately $420,000, $384,000 and $179,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is comprised of deferred federal and state taxes related to the tax effects of the Company’s indefinite lived intangible asset that cannot be offset against the Company’s deferred tax assets. This resulted from the ANTARA asset acquisition whereby the goodwill is tax deductible. Therefore, the corresponding tax amortization expense generates a deferred tax liability without the ability to recognize an equal amount of deferred tax asset due to the determination that a valuation allowance is required on all of the Company’s gross deferred tax assets.

The Company’s income tax provision (benefit) as of the years ended December 31, 2008, 2007 and 2006 differed from the expected US federal statutory income tax rate as set forth below (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Expected federal tax expense	$(21,874)	$(10,019)	$(26,621)
Permanent differences	423	898	1,766
State taxes, net of federal benefit	(2,973)	(1,428)	(3,627)
Tax Credits	—	(500)	2,252
Expiring net operating losses	194	2,165	843
Change in valuation allowance	24,650	9,268	25,566

Income tax expense	$420	$384	$179

The components of the Company’s net deferred tax asset at the respective dates are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$4,494	$153,368
Research and development and other credits	161	12,648
Capitalized research and development costs	5,508	6,401
Depreciation	1,044	1,071
Facility impairment liability related to merger	2,847	4,213
Sale reserves and allowances	6,294	4,269
Intangible assets acquired at merger	(1,569)	(22,237)
Other intangibles	(661)	(352)
Advanced payments	15,378	15,378
Deferred revenue	1,509	—
Deferred compensation	2,962	2,620
Accrued expenses	1,867	4,100
Other temporary differences	1,505	1,563

Net deferred tax asset	41,339	183,042
Valuation allowance	(42,322)	(183,605)

Net deferred tax liability	$(983)	$(563)

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets. The valuation allowance decreased by approximately $141,283,000 from December 31, 2007 to

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, primarily as a result of the reduction of net operating loss carryforwards and tax credits as a result of the limitations under Sections 382 and 383 of the Internal Revenue Code (IRC) and after the application of IRC Section 108 as described more fully below. The valuation allowance increased by approximately $6,140,000 from December 31, 2006 to December 31, 2007, primarily due to an increase in net operating loss carryforwards.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $11,956,000 and $7,149,000 available to reduce federal and state taxable income, respectively, if any. The federal net operating losses will begin to expire in 2027 and the state net operating losses will begin to expire in 2013. The Company does not have any net operating losses that are attributable to excess stock option deductions which would be recorded as an increase in additional paid in-capital. The Company also had research and development tax credit carryforwards of approximately $244,000 to reduce state income tax, if any, which will expire in 2021. During 2008 in connection with the debt exchange completed on November 25, 2008 as described in Note 11, the Company experienced a greater than 50% ownership change as defined under IRC Sections 382 and 383. This limits the annual amount of net operating losses and tax credit carryforwards that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The net operating losses and tax credits that will expire unused in the future as a result of the Section 382 and 383 limitations which was applied after the application of Section 108 of the IRC as it related to the cancellation of indebtedness income resulting from the debt exchange, have been eliminated from the amounts disclosed herein as of December 31, 2008.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). At December 31, 2008, the Company had $18,042,000 of gross unrecognized tax benefits, with no effect to the effective tax rate, if recognized as a result of the Company’s full valuation allowance against its deferred tax assets. At December 31, 2007, the Company had $20,804,000 of gross unrecognized tax benefits, with no effect to the effective tax rate, if recognized as a result of the Company’s full valuation allowance against its deferred tax assets. The gross unrecognized tax benefits decreased at December 31, 2008, as compared to December 31, 2007, due to the elimination of previously unrecognized tax benefits resulting from the current year IRC Section 383 limitation offset by an increase in new positions taken during the current period. A reconciliation of the beginning and ending amount of unrecognized tax benefits (which are not recorded as a liability in the statement of financial position because they are offset by net operating loss carryforwards with a full valuation allowance) are as follows (in thousands):

	2008	2007
Balance, January 1	$20,804	$20,804
Increases (decreases) for tax positions taken during a prior period	(3,404)	—
Increases (decreases) for tax positions taken during the current period	642	—
Decreases relating to settlements	—	—
Decreases resulting from the expiration of the statute of limitations	—	—

Balance, December 31	$18,042	$20,804

The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. The Company is currently not under examination by the Internal Revenue Service of other jurisdictions for any tax years.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In accordance with FIN 48, the Company’s practice was and continues to be to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties related to the unrecognized tax benefits as of December 31, 2008 and 2007.

It is reasonably possible that within the next twelve months, the Company’s liability for unrecognized tax benefits could increase by approximately $10,600,000 due primarily to additional accruals for continuance of filing positions taken in prior periods. However the increase is not anticipated to impact the Company’s statement of operations or statement of financial position due to expected net operating losses and corresponding valuation allowance.

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

The Company assumed a lease obligation in South San Francisco, California when it merged with GeneSoft. The leased space is approximately 68,000 square feet and the lease expires on February 28, 2011. Portions of the facility in South San Francisco, California had been subleased to third parties in 2008, 2007 and 2006.

In 2007, the Company moved its commercial sales and marketing office to Skillman, New Jersey. The Company’s new commercial sales and marketing facility of approximately 10,000 square feet is under an operating lease, the term of which begins in early 2008 and expires on January 31, 2013. The rent payments under the Company’s commercial sales and marketing facility lease include lease escalation clauses. In addition, for the first four months of the lease term, total rental payments are abated by approximately $68,300. The rent differential related to the rent holidays and escalation provisions are accounted for as deferred rent.

The future minimum lease payments under the operating leases at December 31, 2008 are as follows (in thousands):

Year-Ending December 31,	Restructuring/Impaired Facility	Facility Leases
2009	$4,677	$1,143
2010	4,821	1,190
2011	807	1,195
2012	—	467
2013	—	112
Thereafter	—	—

Total	$10,305	$4,107

Rent expense relating to the Company’s facility leases in 2008, 2007, and 2006 amounted to approximately $1,020,000, $833,000 and $833,000, respectively. Rent payments for facilities accounted for in the restructuring and facility impairment accruals amounted to $4,519,000, $4,366,000 and $5,255,000 in 2008, 2007 and 2006,

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

respectively. Rental payments received from subleasing arrangements were approximately $2,796,000, $2,565,000 and $3,922,000 in 2008, 2007, and 2006, respectively, and were accounted for as part of the Company’s restructuring and impairment accruals.

(b) Employment Agreements

The Company has employment agreements with its executive officers and several key employees, which provide for bonuses, as defined, and severance benefits upon termination of employment, as defined.

(c) Litigation

On December 2, 2008, the Company and its licensor, Ethypharm, S.A. (“Ethypharm”) received notice of a Paragraph IV certification from Lupin Limited (“Lupin”), notifying the Company of the filing of an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of ANTARA prior to the August 2020 expiration date of U.S. Patent No. 7,101,574 (the “‘574 Patent”). The ‘574 Patent, which is owned by Ethypharm, exclusively licensed to Oscient and listed in the FDA Orange Book for ANTARA relates to pharmaceutical compositions containing fenofibrate and methods of preparing the same. Lupin’s certification notice alleges that the ‘574 Patent is invalid and/or will not be infringed by Lupin’s commercial manufacture, use or sale of the drug product described in Lupin’s ANDA.

In response to the filing of Lupin’s ANDA, on January 14, 2009, the Company, along with its wholly owned subsidiary Guardian II Acquisition Corporation and Ethypharm, filed a lawsuit in the United States District Court for the District of Maryland against Lupin and its subsidiary Lupin Pharmaceuticals, Inc. for infringement of the ‘574 Patent.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Lupin, FDA approval of Lupin’s ANDA will be stayed until the earlier of thirty months from the date of receipt of the Paragraph IV certification notice, or the date of a District Court decision finding that the ‘574 Patent is either invalid, unenforceable or not infringed by the drug product which is the subject of Lupin’s ANDA. If the litigation is still ongoing after thirty months, the termination of the stay could result in the introduction of one or more generic products to ANTARA prior to resolution of the litigation.

The Company is involved in other various legal matters, which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other matters will have a material adverse effect on its financial condition, results of operations or cash flows.

(d) Other Contingencies

On May 30, 2008 the Company received notice of a Paragraph IV certification from Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”), notifying it of the filing of an ANDA with the FDA for a generic version of FACTIVE. Orchid’s notice sets forth allegations that eight of the nine FDA Orange Book listed patents are invalid and/or will not be infringed by Orchid’s manufacture, importation, use, or sale of the product for which the ANDA was submitted. The notice does not, however, include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is also listed in the FDA Orange Book. Accordingly, the FDA cannot finally approve Orchid’s ANDA until the expiry of U.S. Patent No. 5,633,262 in June 2015.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company has not commenced a lawsuit against Orchid relating to these eight patents and is continuing to evaluate whether to commence litigation in response to Orchid’s Paragraph IV certification. In the event Orchid elects to amend its ANDA to include a Paragraph IV certification with respect to the ninth patent, U.S. Patent No. 5,633,262, the Company believes that it will be entitled to an automatic thirty-month stay of FDA approval of the ANDA if either the Company and/or LG Life Sciences initiate a timely patent infringement lawsuit against Orchid, which could be a substantial cost and there are no assurances that it would be successful.

(11) Debt Obligations

Debt obligations consist of the following (in thousands):

	As of December 31,
	2008	2007
12.50% Senior convertible guaranteed notes due 2011	$112,424	$—
3.50% Senior convertible promissory notes due 2011, net of discount	10,796	179,508
3 1/2% Senior convertible promissory notes due 2011	829	829
5% Convertible promissory notes due 2009	13,300	13,300
Revenue interest assignment	39,229	39,129
12% Senior secured note	20,000	20,000
Capital lease	245	131

	196,823	252,897
Less—current maturities of long-term debt	13,413	38
—current debt obligations	183,278	—

	$132	$252,859

(a) Convertible Notes

On February 6, 2004, the Company issued approximately $22,310,000 in principal amount of 5% convertible five year promissory notes due February 2009 (the “5% Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $13,300,000 principal amount of the 5% Notes outstanding at December 31, 2008. As of December 31, 2008, the 5% Notes are convertible into the Company’s common stock at the option of the holders, at a conversion price of $53.13 per share. The maturity date of these notes was extended to December 1, 2009 and the conversion price was reduced to approximately $1.10 effective on the date of the January 2009 Extension and Exchange offers that are discussed further in Note 22.

On June 26, 2004, the Company issued $152,750,000 in principal amount of its 3 1/2% senior convertible promissory notes due in April 2011 (the “3 1/2% Notes”). Following the exchange offer completed in May 2007 described below, there are approximately $829,000 principal amount of the 3 1/2% Notes outstanding at December 31, 2008. These notes are convertible into the Company’s common stock at the option of the holders at a conversion price of $53.14 per share. The Company may not redeem the outstanding 3 1/2% Notes at its election before May 10, 2010. After this date, the Company can redeem all or part of the 3 1/2% Notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The holders’ right of repurchase under the 3 1/2% Notes is identical to the right of repurchase under the 3.50% Notes (defined below) and is described below.

In May 2007, the Company completed (i) an exchange offer with certain holders of the 3 1/2% Notes in which the Company exchanged $151,921,000 aggregate principal amount of its new 3.50% Convertible Senior

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Notes due 2011 (the “3.50% Notes”) for $151,921,000 aggregate principal amount of its then outstanding 3 1/2% Notes; and (ii) an exchange offer with holders of the 5% Notes in which the Company exchanged approximately $10,574,000 aggregate principal and accrued interest amount of its then outstanding 5% Notes for approximately $13,746,000 aggregate principal amount of the 3.50% Notes. The Company also issued an additional $60,000,000 of 3.50% Notes to the public for cash at a public offering price of 77.50% of principal, resulting in $46,500,000 in gross proceeds to the Company.

The 3.50% Notes are initially convertible at a conversion price of approximately $13.50 per common share. The 3.50% Notes are convertible at any time by the holder. In the event of a fundamental change, holders of the 3 1/2% Notes and the 3.50% Notes have the right to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. Under the indenture for the 3 1/2% Notes and the 3.50% Notes, a fundamental change will be deemed to occur if (i) a change of control transaction occurs in which substantially all of the Company’s common stock is exchanged either for consideration other than common stock that is listed on a U.S. national securities exchange or is exchanged for consideration other than common stock that is approved for quotation on a U.S. system of automated dissemination of quotations of securities or (ii) the Company’s common stock is neither listed for trading on a U.S. national securities exchange nor approved for listing on any U.S. system of automated dissemination of quotations of securities prices. In the event the Company’s shares are delisted from the NASDAQ Global Market (as discussed in Note 1), this event may be considered a “fundamental change” and the holders of the 3 1/2% Notes and the 3.50% Notes would have the ability to demand the Company to repurchase the outstanding notes.

Before May 10, 2010, the Company may not redeem the 3.50% Notes. On or after May 10, 2010, the Company may redeem any or all of the 3.50% Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the 3.50% Notes on or prior to the maturity date if the closing price of its common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion (the auto-conversion feature). If a holder elects to voluntarily convert their 3.50% Notes or the Company elects to automatically convert some or all of the 3.50% Notes on or prior to May 10, 2010, the Company will pay additional interest to holders of 3.50% Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the 3.50% Notes from the last day interest was paid on the 3.50% Notes, through and including May 10, 2010. Additional interest, if any, will be paid in cash or in common shares of the Company, at the Company’s option. If the Company pays additional interest upon a voluntary conversion with its common shares, such shares will be valued at the conversion price that is in effect at that time. If the Company pays additional interest upon an automatic conversion with its common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

The Company has accounted for the 3.50% Notes in accordance with the guidance as set forth in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF No. 05-7), EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), EITF No. 05-02, Meaning of “Conventional Convertible Debt Instrument” (EITF No. 05-02) and EITF No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF No. 01-6), and determined that the exchange represents an extinguishment of existing debt rather than a modification. Accordingly, the Company recorded a gain of approximately $30,824,000 upon the extinguishment of debt, which was a result of exchanging a majority of the 3 1/2% Notes and a portion of the 5% Notes that were issued at par value, for the 3.50% Notes that were issued at 77.50% of par (i.e. a 22.50%

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

discount). The gain arose due to the fact that the fair value of the 3 1/2% Notes exceeded that of the 3.50% Notes. The debt issuance costs related to the 3 1/2% Notes in the amount of approximately $3,285,000 are netted against the gain.

The additional 3.50% Notes generated gross proceeds of $46,500,000. Debt issuance costs, related to these notes, of approximately $6,057,000 were being amortized to interest expense, on a straight-line basis over 48 months. After the 2008 Exchange Offer, discussed below, the Company wrote off deferred financing costs associated with the 3.50% Notes exchanged. There is approximately $206,000 of deferred financing costs related to the 3.50% Notes remaining which will be amortized to interest expense on a straight-line basis over the remaining 30 months until the maturity of the notes.

On November 25, 2008, the Company completed its 2008 Exchange Offer (the “2008 Exchange Offer”) in which the Company issued an aggregate principal amount of $85,184,000 12.50% Convertible Guaranteed Senior Notes due 2011 (the “12.50% Notes”) and 21,310,549 shares of the Company’s common stock in exchange for $212,979,000 in aggregate principal amount of the 3.50% Notes. The Company also issued $2,000,000 of 12.50% Notes due 2011 to Paul Capital Partners as part of the Amendment to the Revenue Interest Assignment Agreement discussed below.

The 12.50% Notes will mature on January 15, 2011. Interest on the 12.50% Notes is payable at a rate of 12.50% per year, payable semiannually on April 15 and October 15 of each year, commencing April 15, 2009, except that the final interest payment date will be payable January 15, 2011. The Company may elect to pay interest on the 12.50% Notes in cash or by increasing the principal amount of the 12.50% Notes or by issuing additional 12.50% Notes in an amount equal to the amount of interest for the applicable interest payment period.

The 12.50% Notes are guaranteed by Guardian II and this guarantee is secured by a second priority lien on substantially all of the assets of Guardian II. The second priority lien is subject to the first priority lien on substantially all of the assets of Guardian II which is held by Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners, and secures the Company’s and Guardian II’s payment obligations to Paul Capital under the First Lien Obligations (as defined below).

The 12.50% Notes are convertible, at the option of the holder, at anytime on or prior to maturity, into shares of the Company’s common stock at an initial conversion rate equal to a conversion price of approximately $1.10 per share. If a holder of 12.50% Notes elects to voluntarily convert some or all of its 12.50% Notes on or prior to November 25, 2010, the Company will pay additional interest to such holder. This additional interest will be equal to the amount of interest that would have been payable on the 12.50% Notes from the last day interest was paid on the 12.50% Notes, through and including November 25, 2010. Additional interest, if any, will be paid in cash or, solely at the Company’s option, in common shares or a combination of cash and common shares. If the Company pays additional interest upon a voluntary conversion with the Company’s common shares, such shares will be valued at the conversion price that is in effect at that time.

The Company also has the right to automatically convert some or all of the 12.50% Notes on or prior to January 15, 2011 if the closing price of the Company’s common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of automatic conversion. If the Company elects to automatically convert some or all of the 12.50% Notes on or prior to November 25, 2009, the Company will pay additional interest to holders of 12.50% Notes being converted. This additional interest will be equal to the amount of interest that would have been payable on the 12.50% Notes from the last day interest was paid on the 12.50% Notes, through and

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

including November 25, 2009. Additional interest, if any, will be paid in cash or, solely at the Company’s option, in common shares or a combination of cash and common shares. If the Company pays additional interest upon an automatic conversion with the Company’s common shares, such shares will be valued at 90% of the automatic conversion price that is in effect at that time.

Prior to October 15, 2010, the 12.50% Notes are not redeemable. On or after October 15, 2010, the Company may redeem some or all of the 12.50% Notes for cash at 100% of the principal amount of the 12.50% Notes to be redeemed, plus accrued and unpaid interest, to but excluding the redemption date.

In the event of a “fundamental change,” holders of the 12.50% Notes have the same right as holders of the 3.50% Notes to require the Company to repurchase all or any portion of their notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. In the event the Company’s shares are delisted from the NASDAQ Global Market (as discussed in Note 1), this event may be considered a “fundamental change” and the holders of the 12.50% Notes could have the ability to demand the Company to repurchase the outstanding notes. If holders of the Company’s 12.50% Notes elect to convert their notes in connection with a fundamental change that occurs on or prior to January 15, 2011, pursuant to which 10% or more of the consideration for our common stock (other than cash payments for fractional shares) in such fundamental change transaction consists of cash or securities (or other property) that are not traded immediately following such transaction on a United States national securities exchange, the Company will increase the conversion rate for the 12.50% Notes surrendered by the applicable amount as set forth in the Indenture. In some circumstances, this adjusted conversion rate may entitle the holders of the 12.50% Notes to receive more common shares than are authorized. In the event that the Company is required to issue more shares than are authorized, shareholder approval would be required to increase the amount of the Company’s authorized shares. In no event should the conversion rate be less than $0.47. The definition of “fundamental change” is the same as under the indenture which governs the 3.50% Notes described above.

The Indenture also provides that the Company may not incur additional indebtedness in excess of $50 million (“Permitted Indebtedness”) from the earlier of (i) the date that is one year from the date on which the Company’s common stock has traded at a price which exceeds the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period, and (ii) the first anniversary of the maturity date of the 12.50% Notes. Any indebtedness incurred to finance new product acquisitions or in connection with refinancing Permitted Indebtedness, the Company’s existing indebtedness or obligations or the 12.50% Notes would not be counted toward the aforementioned limit.

If an event of default occurs under the Indenture, the Trustee or the holders of at least 25% in principal amount of the notes may declare 100% of the principal of and accrued and unpaid interest on all the notes to be due and payable immediately.

The 2008 Exchange Offer is being accounted for as a troubled debt restructuring in accordance with EITF Issue No. 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15” and Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”). As a result, the carrying value of the 12.50% Notes is equal to the sum of all future cash flows on the notes due, including interest payments. Accordingly, all future interest expense and debt issuance costs were accrued upon the date of the Exchange Offer as a reduction to the gain on extinguishment of the 3.50% Notes and no future interest or amortization expense associated with the 12.50% Notes will be recognized. The Company recognized a gain of approximately $35,357,000 associated with the debt restructuring which is approximately $2.20 per weighted average common

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

share outstanding. As of December 31, 2008, the carrying value of the 12.50% Notes due 2011 consisted of $86,684,000 of principal and approximately $25,740,000 of future interest payable on these notes. As a result of the exchange being accounted for as a troubled debt restructuring, the Company will recognize no interest expense related to the 12.50% Notes in future periods.

On December 5, 2008 one holder of the 12.50% Notes exercised the conversion feature of their notes for approximately 454,500 shares of common stock. Additionally, the Company elected to pay the additional interest upon conversion by issuing 113,636 common shares.

In accordance with SFAS No. 133, the Company has separately accounted for the additional interest payment features of the 3.50% Notes as an embedded derivative instrument. The Company is also accounting for the conversion option and the additional interest payment feature of the 12.50% Notes as a compound embedded derivative. Embedded derivatives are measured at fair value and classified in the accompanying consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivatives are recognized in earnings. The derivative liabilities are revalued quarterly and changes in their fair value are recorded as other expense or income. For the purpose of accounting for the 3.50% Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance was subtracted from the carrying value of the debt and reflected as a debt discount. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature. The embedded derivative contained in the 12.50% Notes was initially valued at $12,474,000 on November 25, 2008 and was recorded as a component to the gain on exchange of convertible notes. As of December 31, 2008, the fair value of the derivatives for the 3.50% Notes and the 12.50% Notes are approximately $0 and $2,370,000, respectively, which reflects a change in the fair value of approximately $10,104,000 for the year ended December 31, 2008 which is included as gain on derivative in the accompanying consolidated statements of operations.

Security Agreements

Guardian II and Paul Capital previously entered into a security agreement in August 2006 under which Guardian II granted to Paul Capital a senior security interest in and to substantially all assets owned by Guardian II (the “First Priority Lien”) in order to secure the Company’s and Guardian II’s payment obligations (the “First Lien Obligations”) to Paul Capital under the Revenue Interests Assignment Agreement dated as of July 21, 2006 by and among the Company, Guardian II and Paul Capital and Guardian II’s obligations of payment under the $20,000,000 aggregate principal amount of 12% senior secured note issued to Paul Capital at the time the Company entered into the Revenue Interests Assignment Agreement.

On November 25, 2008, Guardian II and the Trustee, in its capacity as collateral agent for the holders of 12.50% Notes entered into a Security Agreement under which Guardian II granted to the Trustee a second priority security interest in and to substantially all assets owned by Guardian II (the “Second Priority Lien”) in order to secure Guardian II’s guarantee of the Company’s obligations with respect to the 12.50% Notes, the 2008 Paul Capital Note (as defined below) and any additional 12.50% Notes that may be issued under the Indenture (the “Second Lien Obligations”).

For the year ended December 31, 2008, the Company incurred approximately $7,907,000 in interest expense on its convertible debt. Additionally, the Company amortized approximately $11,290,000 as non-cash interest expense related to the accretion of the bond discount and approximately $1,416,000 amortization of debt issuance costs.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(b) Other Financial Arrangements

In August 2006, the Company, together with its wholly-owned subsidiary Guardian II (the entity which holds all of the ANTARA assets), entered into several financing agreements with Paul Royalty Fund Holdings II, LP (“Paul Capital”), an affiliate of Paul Capital Partners, including the Revenue Interests Assignment Agreement, the Note Purchase Agreement and the Common Stock and Warrant Purchase Agreement, in consideration for an aggregate amount of $70 million.

Revenue Interests Assignment Agreement

The Company and Guardian II entered into the Revenue Interests Assignment Agreement (the “Revenue Agreement”), pursuant to which the Company sold to Paul Capital the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016 in exchange for an aggregate of $40 million from Paul Capital. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE is tiered as follows: 9% for the first $75 million in annual net revenues, 6% for annual net revenues in excess of $75 million, but less than $150 million, and 2% for annual net revenues which exceed $150 million. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal. In November of 2008, the Company entered into an amendment to the Revenue Agreement which is discussed in detail below under the subheading “Amendment to Revenue Interests Assignment Agreement”.

In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest liability, of approximately $40 million in accordance with EITF No. 88-18, “Sales of Future Revenues” (EITF No. 88-18). The Company imputes interest expense associated with this liability using the effective interest rate method and has recorded a corresponding accrued interest liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of ANTARA and FACTIVE sales. Payments made to Paul Capital as a result of ANTARA and FACTIVE sales levels will reduce the accrued interest liability and the principal amount of the revenue interest liability. The Company currently estimates that the imputed interest rate associated with this liability will be approximately 17.39%. The Company recorded approximately $7,138,000 and $8,020,000 in interest expense related to this agreement in 2008 and 2007, respectively.

In the event of (i) a change of control of Oscient or Guardian II, (ii) a bankruptcy of Oscient or Guardian II, (iii) a transfer by Oscient or any of its subsidiaries of substantially all of either ANTARA or FACTIVE, (iv) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement and (v) in the event the sale of ANTARA is suspended due to a court issued injunction or the Company elects to suspend sales of ANTARA, in each case as a result of a lawsuit by certain third parties (each a “Put Event”), Paul Capital has the right to require the Company and Guardian II to repurchase from Paul Capital its royalty interest at a price in cash which equals the greater of (a) 200% of cumulative payments made by Paul Capital under the Revenue Agreement less the cumulative royalties previously made to Paul Capital; or (b) the amount which will provide Paul Capital, when taken together with the royalties previously paid, a 22% internal rate of return (the “Put/Call Price”). During the term of the agreement through December 31, 2008, the Company and Guardian II have paid approximately $16,313,000 in royalty payments to Paul Capital. Upon a bankruptcy event, the Company and Guardian II are automatically required to repurchase the Paul Capital royalty interest at the Put/Call Price. In the event of a change of control of Oscient, the Company has the right to repurchase the Paul

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Capital royalty interest for an amount equal to the Put/ Call Price. The Company has determined that Paul Capital’s put option and the Company’s call option meet the criteria to be considered an embedded derivative and should be accounted for as such. In 2006, the Company initially recorded a net liability of $1,005,000 related to the put/call option to reflect its estimated fair value as of the date of the agreement, in accordance with SFAS No. 133. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation is recorded in earnings. As of December 31, 2008, the fair value of the derivative is approximately $653,000 which reflects a change in the fair value of approximately $333,000 for the year ended December 31, 2008 which has been recorded as a gain on derivative in the accompanying consolidated statements of operations.

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

Interest is payable semi-annually in arrears on the last day of each of March and September. Guardian II has the option to pay interest in cash or to have 50% of the interest paid in cash and 50% of the interest added to principal. In the event of a change of control of Oscient or on or after the second anniversary of the closing, the Company may at its option prepay all or any part of the Note at a premium which declines over time. In the event of default, with “event of default” defined as a continuing Put Event under the Revenue Agreement as described in more detail above, the outstanding principal and interest in the Note will become immediately due and payable. As of December 31, 2008, the Company had exercised its option to add approximately $3,015,000 of interest expense payable to the principal of the Note. This amount is recorded as accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Subject to the Revenue Agreement and the Note Purchase Agreement, without the prior written consent of Paul Capital, the Company has agreed not to (i) amend, waive any rights under, or terminate any material license agreements, including the agreements relating to the ANTARA products and FACTIVE products, (ii) enter into any new agreement or amend or fail to exercise any of its material rights under existing agreements that would

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to ANTARA or FACTIVE.

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

Amendment to Revenue Interests Assignment Agreement

On November 25, 2008 the First Amendment (the “Amendment”) by and among the Company, Guardian II and Paul Capital dated November 5, 2008 to the Revenue Interests Assignment Agreement dated as of July 21, 2006 and restated August 18, 2006 became effective in accordance with its terms upon the completion of the 2008 Exchange Offer. The Amendment was entered into in order to secure Paul Capital’s consent to the grant of the Second Priority Lien.

In accordance with the terms of the Amendment, the Company issued Paul Capital (i) a $2.0 million aggregate principal amount note (the “2008 Paul Capital Note”) with terms substantially identical to the Company’s 12.50% Notes issued in the 2008 Exchange Offer, and (ii) 500,000 shares of the Company’s common stock. The Company also granted certain registration rights to Paul Capital with respect to the 2008 Paul Capital Note and the common shares issued. Additionally, the Company agreed to amend the exercise price of the Common Stock Purchase Warrant dated August 18, 2006 issued to Paul Capital to purchase 288,018 shares of the Company’s common stock from $6.94 to $0.45, the closing price of the Company’s common stock on the NASDAQ Global Market on the date immediately preceding the closing of the 2008 Exchange Offer.

Under the terms of the Amendment, in the event that the sum of the net sales of ANTARA and FACTIVE in the U.S. and the gross margin received by the Company from sales of FACTIVE within its territory outside of the U.S. (for which the definition of Net Revenues has been expanded to include in the Amendment) is less than 85% of certain specified annual sales thresholds, then Paul Capital will be entitled to a (i) 3% increase in the applicable royalty percentage payable on the first $75 million of sales of such products in the applicable year and (ii) 2% increase in the applicable royalty percentage payable on net sales of such products in excess of $75 million and less than $150 million in the applicable year. The specified sales thresholds are $115 million in 2009, $135 million in 2010, $150 million in 2011 and $175 million thereafter through the term. Furthermore, the Amendment provides that in the event that the Company fails to achieve the specified sales threshold in any applicable year, the increased applicable royalty percentage shall also be payable on the net sales of any future drug products acquired or in-licensed by the Company or its subsidiaries. The increase in the applicable percentage payable on net sales shall be limited to a maximum payment to Paul Capital of $2.25 million per year and $15 million during the term of the Revenue Agreement, and in no event shall such payment exceed the amount which Paul Capital would have received in the applicable year had the specified sales threshold for that year been achieved.

The Amendment also provides that in the event that the Company or its subsidiaries acquires or in-licenses additional drug products, the Company shall make a one-time milestone payment to Paul Capital of $1.25 million on the second anniversary of the Company’s first commercial sale of any such product.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Under the terms of the Amendment, in the event that Paul Capital and the Company determine that the fair market value of the collateral in which Paul Capital has been granted a security interest by Guardian II is less than the Put/Call Price (as defined in the Revenue Agreement), the Company will elect, in its sole discretion, to either grant Paul Capital a security interest in 25% of each additional drug product acquired or in-licensed by the Company or its subsidiaries, or pay Paul Capital $1.5 million on the second year anniversary of the Company’s first commercial sale of each such product.

Both the $1.25 million milestone payment on the second anniversary of an acquired or in-licensed additional drug product and the $1.5 million payment for any additional drug product acquired or in-licensed in which Paul Capital is not granted at least a 25% security interest are considered to be free standing financial instruments. These items are required to be recorded at fair value on the Company’s balance sheet. As of December 31, 2008, the Company has determined that the fair value of these financial instruments is $0. The Company will evaluate the valuation of these financial instruments at each balance sheet date.

The Amendment also provides that any acceleration or failure to pay the 12.50% Notes shall be considered a Put Event as further described above, whereby Paul Capital could have the right to demand the Company repurchase the revenue interest assignment at the Put/Call Price and the amounts outstanding under the Note Purchase Agreement would become immediately due and payable.

Common Stock and Warrant Purchase Agreement

As part of the financing, the Company and Paul Capital also entered into a Common Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), pursuant to which, in exchange for $10 million, the Company sold to Paul Capital 1,388,889 shares (the “Shares”) of the Company’s Common Stock, at a price of $7.20 per share (the “Private Placement”) and issued Paul Capital a warrant (the “Warrant”) to purchase 288,018 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.94 per share. In accordance with the Amendment noted above, the Company amended the exercise price on the Warrant Shares to $0.45 per share, the closing price of the Company’s common stock on the NASDAQ Global Market on the date immediately preceding the closing of the 2008 Exchange Offer. The Warrant is exercisable for seven years from the date of closing. The Warrant contains a net share settlement feature and penalties if the Company does not deliver the applicable amount of Warrant Shares within three trading days of exercise of a Warrant by Paul Capital. The Warrant also contains provisions providing that, at Paul Capital’s election, the Company must repurchase the Warrant from Paul Capital upon a sale of the Company in which the consideration for such sale is solely cash. The warrant has not been exercised as of December 31, 2008.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As discussed in Note 1, the Company has classified the amounts due for the convertible notes due 2011, the Revenue Agreement, and the Note due to Paul Capital as current due to various repurchase features that may occur in 2009. If the delisting does not occur or if the delisting does occur but the holders of the 2011 Notes do not require the Company to repurchase the Notes, the following table presents future maturities of debt (in thousands):

Year-Ending December 31, 2008
2009	$13,413
2010	20,113
2011	124,066
2012	—
2013	—
Thereafter	39,231

Total	$196,823

(12) Stockholders Equity

(a) Equity Plans

The Company granted stock options to key employees and consultants under its 1991, 1993, 1995 and 1997 Stock Option Plans, and continues to grant stock-based awards under its 2001 Incentive Plan (collectively, the Option Plans). On August 13, 2007, the Board of Directors approved the Company’s 2007 Employment Inducement Award Plan (the “2007 Inducement Plan”) and authorized 500,000 shares of common stock for issuance under the 2007 Inducement Plan. The Compensation Committee of the Board of Directors determines the purchase price and vesting schedule applicable to each option grant. As of December 31, 2007, there were no shares reserved for future grants under the 1991, 1993, 1995 and 1997 Plans. The 2001 Incentive Plan, as amended and restated, provides for the grant of non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, unrestricted stock, deferred stock, convertible securities, and cash and equity-based performance awards. The 2007 Inducement Plan provides for the grant of non-qualified stock options and restricted stock. As of December 31, 2008, 2,577,246 shares were authorized and 1,057,558 shares were available for future issuance under the 2001 Incentive Plan and 485,043 shares were authorized and 107,956 shares were available for future issuance under the 2007 Inducement Plan. In addition, under separate agreements not covered by any plan, the Company has granted certain key employees and directors of the Company an aggregate of 65,506 options to purchase common stock.

The Company also had an Employee Stock Purchase Plan (ESPP), which was adopted in February 2000. Under the ESPP, eligible employees may contribute up to 15% of their earnings toward the semi-annual purchase of the Company’s common stock. The employees’ purchase price is 85% of the fair market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. The most recently completed offering period began July 1, 2007 and ended on December 31, 2007; therefore, July 1, 2007 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. The Company projects the estimated contributions at the beginning of the period and uses the Black-Scholes-Merton option-pricing model in order to determine the estimated fair value of the stock to be issued. At the end of the offering period, the Company adjusts the estimated contributions to actual. The Company recognizes stock-based compensation expense related to the ESPP in accordance with SFAS No. 123R. However, effective the beginning of the most recently completed offering in 2007, the Company reduced the discount from 15% to 5% for employees to purchase shares, resulting in a purchase price of 95% of the fair

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

market value of the common stock at the time of grant of option or the time at which the option is deemed exercised, whichever is less. Under SFAS 123R, no compensation expense is required to be recorded when the employee discount is 5% or less. As of December 31, 2008, 431,250 shares were authorized and 25 shares were available for future issuance under this plan. In 2008, the Company suspended the ESPP.

A summary of activity related to stock options under the Option Plans as of December 31, 2008 is presented below (in thousands, except weighted average data):

	Number of Shares (in thousands)	Exercise Price Range	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,263	$1.76-221.25	$20.75
Granted	648	$0.23-2.16	$1.77
Exercised	—	—	—
Canceled/Forfeited	(319)	$1.15-50.16	$13.34

Outstanding, December 31, 2008	1,592	$0.23-221.25	$14.50	7.60	—

Exercisable, December 31, 2008	926	$2.02-221.25	$23.36	6.57	—

Exercisable & expected to vest, December 31, 2008	1,410		$16.29	0.42	—

The range of exercise prices for options outstanding and options exercisable under the Option Plans at December 31, 2008 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 0.23 – 1.27	9.41	176	$1.11	—	$—
$ 1.33 – 2.07	9.21	220	1.87	19	2.02
$ 2.12 – 2.16	9.15	254	2.16	129	2.16
$ 2.62 – 4.54	8.15	153	3.75	50	3.69
$ 4.54 – 4.94	8.19	201	4.93	177	4.94
$ 4.96 – 14.24	6.25	163	11.56	130	11.83
$ 14.36 – 21.80	6.64	163	18.06	160	18.08
$ 23.32 – 47.28	5.27	179	36.81	178	36.88
$ 49.24 – 164.75	1.90	82	111.43	82	111.43
$ 221.25 – 221.25	1.55	1	221.25	1	221.25

Total		1,592	$14.50	926	$23.36

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(c) Warrants

As of December 31, 2008, the Company had warrants outstanding for the purchase of 1,443,820 shares of common stock at exercise prices ranging from $0.45 – $90.64, as adjusted for the reverse stock split effectuated by the Company in November 2006. These warrants are fully vested at December 31, 2008 and are as follows (in thousands, except exercise price data):

Warrants Outstanding	Exercise Price	Expiration
23	$17.76	April 11, 2011
1,127	$17.76	April 11, 2011
6	$90.64	June 13, 2011
288	$0.45	August 18, 2013

(e) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2008 consists of the following (in thousands):

Stock option and incentive plans	3,062
Employee stock purchase plan	1
Warrants	1,444
Conversion of convertible notes	80,078

Total	84,585

The Company has entered into several instruments which can be settled in the Company’s common shares. In some future scenarios, the Company may be required to issue more common shares than are currently authorized. Consistent with the guidance provided by EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company will reclassify instruments, which the Company does not have sufficient common shares to settle the obligation to deliver common shares, as liabilities in order to determine the appropriate accounting treatment of the affected instruments. The Company will perform this reclassification by evaluating the instruments with the latest inception date first.

(13) Incentive Savings 401(k) Plan

The Company maintained an incentive savings 401(k) plan (the 401(k) Plan) for the benefit of all employees. The Company matched 50% of the first 6% of salary, which for 2008 was limited to the first $230,000 of annual salary. The Company contributed approximately $603,000, $424,000 and $356,000 to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has suspended the Company match as of December 31, 2008.

(14) Supply Agreement for ANTARA

In accordance with the acquisition of ANTARA in August of 2006, the Company was assigned rights to and assumed obligations under an exclusive license to the rights to ANTARA licensed from Ethypharm S.A. In order to maintain the exclusivity of these rights, the Company must achieve minimum annual sales in the United States and Canada until February 2012 or pay amounts to Ethypharm to compensate for any shortfall. On or about February 27, 2009, the Company received notice from Ethypharm that it had not achieved the minimum sales

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

threshold, and accordingly within 60 days of receipt of such notice, on or approximately April 28, 2009, the Company may elect to maintain the exclusivity of the license by compensating Ethypharm for any shortfall, or to convert the exclusive license to a non-exclusive license. As of December 31, 2008, the Company recorded approximately $621,000 as additional royalties related to the potential shortfall owed to Ethypharm and which would be payable in the event we elect to maintain the exclusivity of the license. During the term of the agreement, the Company is obligated to pay a royalty on sales of ANTARA in the U.S. including a royalty on other fenofibrate monotherapy products in formulation and dosage forms that may be substantially similar or identical to ANTARA developed by the Company. The license term expires in February 2020 and, absent notice of termination by either party, automatically renews for consecutive periods of two (2) years each. Under the terms of the agreement, at the Company’s option, Ethypharm is obligated to either manufacture and deliver to the Company finished fenofibrate product or deliver bulk product to the Company for encapsulation and packaging. Ethypharm also has a right of first refusal on any divestiture of the ANTARA rights by the Company. Additional Company obligations under the Ethypharm agreement include funding a portion of the active pharmaceutical ingredient safety stock that Ethypharm is required to maintain

In addition to the exclusive license from Ethypharm, S.A. which the Company assumed in accordance with the terms of the asset purchase agreement with Reliant Pharmaceuticals, Inc. (“Reliant”), whereby the Company acquired ANTARA, the Company also assumed certain of Reliant’s liabilities relating to ANTARA. Those obligations include a responsibility to make certain royalty and milestone payments based on sales of ANTARA. Under the terms of one of the licenses not including the Ethypharm license the Company is obligated to make certain royalty payments to a third party licensor based on sales of ANTARA, which royalty payments are subject to a low single digit increase in the event of a change in control of the Company. The Company has engaged the third party licensor to renegotiate the terms of that license and on December 12, 2008 has suspended further royalty payments while the terms of such license are being renegotiated. As of December 31, 2008 the Company has accrued approximately $2,798,000 related to this unpaid royalty based on sales through December 31, 2008.

(15) Supply Agreement for FACTIVE

The Company licenses from LG Life Sciences the right to develop and commercialize gemifloxacin (“FACTIVE”), a fluoroquinolone antibiotic, in North America, France, Germany, the United Kingdom, Luxembourg, Ireland, Italy, Spain, Portugal, Belgium, the Netherlands, Austria, Greece, Sweden, Denmark, Finland, Norway, Iceland, Switzerland, Andorra, Monaco, San Marino, Vatican City, Poland, Czech Republic, Slovakia, Slovenia, Hungary, Estonia, Latvia, Lithuania, Liechtenstein, Malta, Cyprus, Romania, Bulgaria, Croatia, Serbia and Montenegro, Bosnia and Herzegovina, Albania and the Former Yugoslav Republic of Macedonia. The term of the agreement with respect to each country extends at least through the life of the patents covering gemifloxacin in such country. In the United States, the last of the issued patents for composition of matter expires in 2018. The patent term could extend further in countries outside of the U.S. depending upon several factors, including whether the Company obtains patent extensions and the timing of its commercial sale of the product in a particular country.

Under the terms of the agreement, LG Life Sciences has agreed to supply and the Company is obligated to purchase from LG Life Sciences all of its anticipated commercial requirements for the FACTIVE API. LG Life Sciences currently supplies the FACTIVE API from its manufacturing facility in South Korea.

The agreement with LG Life Sciences also required the Company to achieve minimum gross sales levels of $30 million from its licensed territories over a 12-month period of time starting in approximately the third quarter

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

of 2007 to the third quarter of 2008, which if not met, LG Life Sciences could elect to terminate the agreement and have the technology be returned to LG Life Sciences. After LG Life Sciences’ review of the Company’s financial information during the fourth quarter of 2008, concluded that it will not terminate the agreement based on the minimum gross sales level of $30 million. Under this agreement, the Company is responsible, at its expense and through consultation with LG Life Sciences, for the clinical and commercial development of gemifloxacin in the countries covered by the license, including conducting clinical trials, filing drug approval applications with the FDA and other applicable regulatory authorities and marketing, distributing and selling of gemifloxacin in its territory.

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

On March 31, 2005, the Company amended its license and option agreement with LG Life Sciences. As part of the amendment of the agreement, the Company made a one-time, up-front payment of $2 million to LG Life Sciences which was expensed and agreed to make certain additional milestone payments upon obtaining regulatory approvals and sales thresholds. The amended agreement also includes a reduction of future royalties payable to LG Life Sciences at certain FACTIVE revenue levels in territories covered by the agreement.

The Company further amended its agreement with LG Life Sciences on February 3, 2006, pursuant to which LG Life Sciences agreed to a reduction of future royalties payable for sales of FACTIVE tablets in Mexico and Canada and the termination of LG Life Sciences’ co-promotion rights in these countries. The modified agreement also calls for additional milestone payments to be made to LG Life Sciences upon consummation of sublicense agreements in Mexico and Canada (which payments were made to LG in February 2006 and August 2006, respectively) as well as upon receipt of regulatory approval of FACTIVE in each of such countries. Additionally, on December 27, 2006, the Company amended its agreement with LG Life Sciences to reduce future royalties payable to LG Life Sciences for sales of FACTIVE tablets in Europe and to provide for a reduction in the supply price for the active pharmaceutical ingredient for FACTIVE for product to be sold in Europe. In lieu of milestone payments previously agreed to by the parties, this amendment also requires the Company to pay LG Life Sciences a portion of any milestone or license fee payments the Company receives from its European partner.

(16) Co-Promotion of TESTIM

On April 11, 2005, the Company entered into a co-promotion agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), under which the Company and Auxilium co-promoted in the United States Auxilium’s product, TESTIM gel, a topical 1% testosterone gel indicated for the treatment of male hypogonadism. On August 31, 2006, the Company and Auxilium mutually agreed to conclude this co-promotion arrangement and agreed to share profits from primary care sales, as provided for under the co-promotion agreement, through August 31, 2006. As part of the termination of the co-promotion agreement, the Company received $1,800,000 from Auxilium as additional compensation for commercialization efforts by its sales force through August 31, 2006, which has been recognized as revenue at December 31, 2006.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(17) Partnering Arrangements for FACTIVE

Sublicense Agreement with Pfizer, S.A. de C.V.

On February 6, 2006, the Company entered into a Sublicensing and Distribution Agreement with Pfizer, S.A. de C.V. (“Pfizer Mexico”), pursuant to which the Company sublicensed its rights to sell FACTIVE tablets in Mexico to Pfizer Mexico. In exchange for those rights, Pfizer Mexico has paid the Company an up-front payment and has agreed to pay milestone payments upon obtaining certain regulatory approvals and sales goals, as well as royalties on future sales. The up-front payment is being recognized as revenue over the term of the Company’s continuing obligations under the agreement of approximately eighteen months. These royalty rates are subject to reduction upon expiration of certain patents in Mexico for FACTIVE or if a generic form of gemifloxacin has a material impact on Pfizer Mexico’s sales volumes in Mexico. Pfizer Mexico is obligated to exclusively purchase from the Company, and the Company must exclusively supply, all active pharmaceutical ingredients for FACTIVE. The agreement with Pfizer Mexico may be terminated by either party upon the occurrence of certain termination events, including Pfizer Mexico’s right to terminate at any time after the first anniversary of launch of FACTIVE tablets in Mexico upon nine months prior written notice. Upon termination, Pfizer Mexico is obligated to assign any and all rights to regulatory approvals in Mexico to the Company or its designee. Pfizer Mexico is currently marketing FACTIVE-5 in Mexico for the treatment of CAP, AECB, ABS and uUTI.

Supply and Marketing Agreement with Abbott Laboratories

On August 9, 2006, the Company granted the commercialization rights of FACTIVE tablets in Canada to Abbott Laboratories, Ltd. (“Abbott Canada”), the Canadian affiliate of Abbott. In exchange for those rights, Abbott Canada agreed to a transfer price on product purchases and to make certain payments to the Company upon achievement of certain regulatory and sales milestones. The Company subsequently amended the agreement on January 31, 2008 whereby Abbott Canada’s development and commercialization obligations were substantially reduced. In December 2008, the Company’s license agreement with Abbott Canada was terminated. Abbott Canada has ceased all development and commercialization of FACTIVE in Canada.

Menarini International Operation Luxembourg S.A.

The Company entered into a License, Supply and Marketing Agreement with Menarini International Operation Luxembourg S.A. (“Menarini”), a wholly-owned subsidiary of Menarini Industrie Farmaceutiche Riunite S.r.l. dated December 28, 2006, whereby the Company sublicensed its rights to sell FACTIVE tablets in the European Union to Menarini. Under the terms of the Company’s agreement with Menarini, Menarini is responsible for obtaining regulatory approval for FACTIVE in the European Union, and the Company has agreed to reimburse Menarini for expenses associated with such regulatory development up to an agreed limit. Menarini has paid the Company an up-front payment which is being recognized as revenue over the term of the Company’s continuing obligations under the agreement of approximately thirty-three months. Menarini has also agreed to pay the Company milestone payments upon obtaining certain regulatory and reimbursement approvals and upon achieving certain annual net sales goals, which could total up to $23.0 million, if all the milestones are achieved. Menarini will pay the Company a transfer price on purchases of the API, for FACTIVE, which is determined based on a percentage of quarterly sales of FACTIVE by Menarini in Europe. Menarini is also obligated to exclusively purchase from the Company, and the Company must exclusively supply, all API for FACTIVE to be sold in Europe for the earlier of (1) the expiration of the life of certain patents covering the product or (ii) the expiration of data exclusivity. The Company’s agreement with Menarini may be terminated by either party upon the occurrence of certain termination events, including Menarini’s right to terminate if the

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

European regulatory authorities do not recommend approval of FACTIVE at various stages of the approval process with a package insert, or label, that meets certain requirements as to the safety, dosing and indications for which FACTIVE may be prescribed. Menarini may also terminate the agreement if it does not receive approval for reimbursement from European member countries that is above a certain minimum price per tablet. Upon termination, Menarini is obligated to assign any and all rights to regulatory approvals in the European Union to the Company or its designee.

In recent years, the FDA has made the approval process for new antibiotics more challenging, sometimes requesting placebo-controlled or superiority design clinical studies for certain indications. It is possible that the European Medicines Agency (“EMEA”) could adopt a similar position regarding the approval of new antibiotics for certain indications. Menarini may not be able to obtain regulatory approval for FACTIVE, which could delay or prevent us from receiving revenue from sales of FACTIVE in Europe, and/or may require additional expenditures. Menarini can terminate this agreement if the EMEA does not recommend approval of FACTIVE with a package insert or label that meets certain requirements for safety, dosing and indications for which FACTIVE may be prescribed. Moreover, the Company’s predecessor’s original regulatory filing in the United Kingdom was rejected.

(18) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Sales reserves and allowances	$16,526	$10,734
Derivative liabilities	3,023	—
Payroll and related expenses	3,460	5,244
Deferred rent	499	502
Professional fees	1,255	512
Interest related to convertible notes payable	8,186	2,189
Royalty interest payable	124	371
Other	1,025	1,376

	$34,098	$20,928

(19) Guarantor and Non-Guarantor Financial Information

Guardian II Acquisition Corporation (“Guarantor Subsidiary”), a wholly owned subsidiary of Oscient Pharmaceuticals Corporation (“Parent Company”), has guaranteed the notes issued in the exchange offer described in Note 11 (a). As described in Note 11 (b), Guarantor Subsidiary was formed during 2006 in connection with the Company’s acquisition of ANTARA. Separate financial statements and other disclosures concerning the Parent Company and Guarantor Subsidiary are not presented because Guarantor Subsidiary is 100% wholly owned by the Parent Company and has fully and unconditionally guaranteed such debt. The following tables present consolidating financial information for the Parent Company, Guarantor Subsidiary and Non-Guarantor Subsidiary of Oscient Pharmaceutical Corporation. The equity method of accounting is used to reflect investments of the Parent Company in its Guarantor and Non-Guarantor Subsidiary. Costs and expenses are recorded by the entities on a specific basis, or where necessary, allocated based upon net revenues. All intercompany transactions are eliminated in consolidation. The Company is presenting the condensed balance sheets of the Parent Company and Guarantor Subsidiary separately as of December 31, 2008 and 2007, and the condensed statements of operations and the condensed statements of cash flows for the years ended December 31, 2008, 2007, and 2006 in accordance with Rule 3-10(e) of Regulation S-X.

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Supplemental Consolidated Balance Sheet

As of December 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,295	$10,248	$52	$—	$12,595
Accounts receivable	4,210	13,392	—	—	17,602
Inventories, net	3,567	4,133	—	—	7,700
Intercompany receivable	10,063	114,819	—	(124,882)	—
Prepaid expenses and other current assets	3,005	592	—	—	3,597

Total current assets	23,140	143,184	52	(124,882)	41,494
Property and Equipment, net	768	—	—	—	768
Restricted cash	4,598	—	—	—	4,598
Other assets	415	314	—	—	729
Investment in subsidiaries	52	—	—	(52)	—
Intangible assets, net	549	50,487	—	—	51,036
Goodwill	59,021	16,387	—	—	75,408

Total Assets	$88,543	$210,372	$52	$(124,934)	$174,033

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of long-term obligations	$13,413	$—	$—	$—	$13,413
Debt obligations	11,625	171,653	—	—	183,278
Intercompany debt obligation	114,819	—	—	(114,819)	—
Accounts payable	7,371	4,608	—	—	11,979
Intercompany payable	—	49,874	—	(49,874)	—
Accrued expenses and other current liabilities	14,687	19,411	—	—	34,098
Current portion of accrued facilities impairment charge	3,152	—	—	—	3,152
Deferred revenue	273	3,653	—	—	3,926

Total current liabilities	165,340	249,199	—	(164,693)	249,846
Long-term liabilities:
Long-term obligations, net of current maturities	132	—	—	—	132
Noncurrent portion of accrued facilities impairment charge	4,255	—	—	—	4,255
Other long-term liabilities	—	984	—	—	984
Shareholders’ (Deficit) Equity:
Series B restricted common stock	—	—	—	—	—
Common stock	3,664	—	12	(12)	3,664
Additional paid-in-capital	425,665	23,136	40	(23,176)	425,665
Accumulated deficit	(510,513)	(62,947)	—	62,947	(510,513)

Total shareholders’ (deficit) equity	(81,184)	(39,811)	52	39,759	(81,184)

Total Liabilities and Shareholders’ (Deficit) Equity	$88,543	$210,372	$52	$(124,934)	$174,033

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Supplemental Consolidated Statements of Operations

(in thousands)

	For the year ended December 31, 2008
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$16,518	$70,330	$—	$—	$86,848
Total costs and expenses	83,839	83,371	—	—	167,210

Loss from operations	(67,321)	(13,041)	—	—	(80,362)
Other income (expense):
Interest income	386	183	81	—	650
Interest expense	(21,080)	(9,802)	—	—	(30,882)
Gain on disposition of investment	413	—	—	—	413
Gain on exchange of convertible notes	35,357	—	—	—	35,357
Gain on derivative related to long-term debt	67	10,413	—	—	10,480
Intercompany income (expense)	10,079	(10,079)	—	—	—
Loss from subsidiaries	(19,066)	—	—	19,066	—
Other Income	9	—	—	—	9

Net other income (expense)	6,165	(9,285)	81	19,066	16,027

(Loss) income from operations before income tax	(61,156)	(22,326)	81	19,066	(64,335)
Provision for income tax	(3,599)	3,179	—	—	(420)

Net (loss) income	$(64,755)	$(19,147)	$81	$19,066	$(64,755)

	For the year ended December 31, 2007
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$21,398	$58,571	$—	$—	$79,969
Total costs and expenses	42,618	75,347	—	—	117,965

Loss from operations	(21,220)	(16,776)	—	—	(37,996)
Other income (expense):				—
Interest income	1,783	553	205	—	2,541
Interest expense	(17,588)	(10,618)	—	—	(28,206)
Gain on disposition of investment	231	—	—	—	231
Gain on exchange of convertible notes	30,824	—	—	—	30,824
Gain on derivative related to long-term debt	3,004	19	—	—	3,023
Loss from subsidiaries	(19,688)	—	—	19,688	—
Other Income	114	—	—	—	114

Net other income (expense)	(1,320)	(10,046)	205	19,688	8,527

Income (loss) from operations before income tax	(22,540)	(26,822)	205	19,688	(29,469)
Provision for income tax	(7,313)	6,929	—	—	(384)

Net income (loss)	$(29,853)	$(19,893)	$205	$19,688	$(29,853)

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2006
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$29,374	$16,778	$—	$—	$46,152
Total costs and expenses	94,373	23,698	—	—	118,071

Loss from operations	(64,999)	(6,920)	—	—	(71,919)
Other income (expense):
Interest income	2,533	45	417	—	2,995
Interest expense	(8,057)	(2,999)	—	—	(11,056)
Gain on disposition of investment	1,617	—	—	—	1,617
Income from subsidiary	(9,636)	—	—	9,636	—
Other Income	65	—	—	—	65

Net other income (expense)	(13,478)	(2,954)	417	9,636	(6,379)

Income (loss) from operations before income tax	(78,477)	(9,874)	417	9,636	(78,298)
Provision for income tax	—	(179)	—	—	(179)

Net income (loss)	$(78,477)	$(10,053)	$417	$9,636	$(78,477)

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Supplemental Consolidated or Combined Statement of Cash Flows

	For the year ended December 31, 2008
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(27,839)	$(3,445)	$103	$—	$(31,181)
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposition of investment	413	—	—	—	413
Purchase of property and equipment	(190)	—	—	—	(190)
Proceeds from sale of property and equipment	3	—	—	—	3
Decrease (increase) in restricted cash	(400)	—	—	—	(400)
(Increase) decrease in other assets	(35)	—	—	—	(35)
Distribution from subsidiary	5,400	—	—	(5,400)	—
Proceeds from notes receivable	486	—	—	—	486

Net cash provided by (used in) investing activities	5,677	—	—	(5,400)	(277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	193	—	—	—	193
Exchange costs	(4,924)	—	—	—	(4,924)
Distribution to parent	—	—	(5,400)	5,400	—
Payments on long-term obligations	(38)	—	—	—	(38)

Net cash provided by financing activities	(4,769)	—	(5,400)	5,400	(4,769)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(26,931)	(3,445)	(5,297)	—	(35,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,226	13,693	5,349	—	48,268

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,295	$10,248	$52	—	$12,595

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2007
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(39,132)	$4,275	$196	$—	$(34,661)
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposition of investment	231	—	—	—	231
Purchase of property and equipment	(56)	—	—	—	(56)
Proceeds from sale of property and equipment	7	—	—	—	7
Decrease (increase) in restricted cash	2,414	—	—	—	2,414
(Increase) decrease in other assets	14	(77)	—	—	(63)
Investment in subsidiary	(2,500)	—	—	2,500	—
Proceeds from notes receivable	1,373	—	—	—	1,373

Net cash provided by (used in) investing activities	1,483	(77)	—	2,500	3,906
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	40,444	—	—	—	40,444
Proceeds from exercise of stock options	17	—	—	—	17
Proceeds from issuance of stock under employee stock purchase plan	404	—	—	—	404
Advances from parent	—	—	2,500	(2,500)	—
Payments on long-term obligations	(38)	—	—	—	(38)

Net cash provided by financing activities	40,827	—	2,500	(2,500)	40,827

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,178	4,198	2,696	—	10,072
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,048	9,495	2,653	—	38,196

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,226	$13,693	$5,349	$—	$48,268

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2006
	Parent Company	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(68,405)	$4,256	$514	$—	$(63,635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of investment	1,617	—	—	—	1,617
Purchase of property and equipment	(263)	—	—	—	(263)
Proceeds from sale of property and equipment	1	—	—	—	1
Decrease (increase) in restricted cash	5,118	—	—	—	5,118
Decrease (increase) in other assets	5	(334)	—	—	(329)
Investment in subsidiary	(23,136)	—	—	23,136	—
Distribution from subsidiary	22,800	—	—	(22,800)	—
Proceeds from maturities of marketable securities	—	—	2,696	—	2,696
Proceeds from notes receivable	790	—	—	—	790
Issuance of notes receivable	(186)	—	—	—	(186)
Cash flows related to acquisition of ANTARA	—	(77,563)	—	—	(77,563)

Net cash provided by (used in) investing activities	6,746	(77,897)	2,696	336	(68,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net	33,477	—	—	—	33,477
Proceeds from issuance of stock in connection with acquisition	9,958	—	—	—	9,958
Proceeds from issuance of notes	—	20,000	—	—	20,000
Proceeds from assignment of revenue interest	—	40,000	—	—	40,000
Proceeds from exercise of stock options	166	—	—	—	166
Proceeds from issuance of stock under employee stock purchase plan	740	—	—	—	740
Investment from parent	—	23,136	—	(23,136)	—
Distribution to parent	—	—	(22,800)	22,800	—
Payments on long-term obligations	(9)	—	—	—	(9)

Net cash provided by financing activities	44,332	83,136	(22,800)	(336)	104,332

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,327)	9,495	(19,590)	—	(27,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,375	—	22,243	—	65,618

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,048	$9,495	$2,653	$—	$38,196

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(20) Quarterly Consolidated Statements of Operations (unaudited)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 2008. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations (in thousands, except per share data).

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2008
Revenues:
Product sales	$86,325	$26,168	$21,695	$20,193	$18,269
Biopharmaceutical/other revenues	523	242	92	92	97

Total revenues	86,848	26,410	21,787	20,285	18,366
Costs and expenses:
Cost of product sales	29,013	8,567	7,082	6,348	7,016
Research and development	2,875	331	680	521	1,343
Selling and marketing	71,150	14,945	18,263	18,190	19,752
General and administrative	13,413	2,713	2,874	3,936	3,890
Impairment of intangibles	50,759	50,759	—	—	—

Total costs and expenses	167,210	77,315	28,899	28,995	32,001

Loss from operations	(80,362)	(50,905)	(7,112)	(8,710)	(13,635)
Other income (expense):
Interest income	650	36	111	147	356
Interest expense	(30,882)	(6,234)	(7,961)	(8,373)	(8,314)
Gain on disposition of investment	413	—	—	96	317
Gain on exchange of convertible debt	35,357	35,357	—	—	—
Gain (loss) on derivative related to convertible notes	10,480	10,329	37	158	(44)
Other income	9	(4)	3	2	8

Net other income (expense)	(16,027)	39,484	(7,810)	(7,970)	(7,677)

(Loss) Income before income tax	(64,335)	(11,421)	(14,922)	(16,680)	(21,312)
Provision for income tax	(420)	(105)	(105)	(105)	(105)

Net (loss) income	$(64,755)	$(11,526)	$(15,027)	$(16,785)	$(21,417)

Net loss per common share:
Basic and diluted	$(4.03)	$(0.50)	$(1.09)	$(1.20)	$(1.53)

Weighted average common shares outstanding:
Basic and diluted	16,051	22,825	13,839	13,970	13,969

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	Year	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
2007
Revenues:
Product sales	$78,458	$25,196	$15,457	$15,762	$22,043
Biopharmaceutical/other revenues	1,511	92	111	151	1,156

Total revenues	79,969	25,288	15,568	15,913	23,199
Costs and expenses:
Cost of product sales	31,269	7,995	7,929	6,591	8,754
Research and development	5,845	1,573	1,476	1,292	1,505
Selling and marketing	66,278	16,842	17,632	14,348	17,455
General and administrative	14,573	4,732	3,367	2,914	3,559

Total costs and expenses	117,965	31,142	30,404	25,145	31,273

Loss from operations	(37,996)	(5,854)	(14,836)	(9,232)	(8,074)
Other income (expense):
Interest income	2,541	559	771	720	491
Interest expense	(28,206)	(9,540)	(7,818)	(6,369)	(4,478)
Gain on disposition of investment	231	—	73	—	158
Gain on exchange of convertible debt	30,824	—	—	30,824	—
Gain on derivative related to convertible notes	3,023	223	2,406	394
Other income	114	2	15	48	49

Net other income (expense)	8,527	(8,756)	(4,553)	25,617	(3,780)

(Loss) Income before income tax	(29,469)	(14,610)	(19,389)	16,385	(11,854)
Provision for income tax	(384)	(62)	(108)	(108)	(108)

Net (loss) income	$(29,853)	$(14,672)	$(19,497)	$16,277	$(11,962)

Net loss per common share:
Basic	$(2.19)	$(1.08)	$(1.43)	$1.20	$(0.88)
Diluted	$(2.19)	$(1.08)	$(1.43)	$0.70	$(0.88)

Weighted average common shares outstanding:
Basic	13,601	13,629	13,605	13,588	13,582
Diluted	13,601	13,629	13,605	26,051	13,582

OSCIENT PHARMACEUTICALS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(22) Subsequent Events

Extension of 2009 Notes

On January 28, 2009, the Company entered into a first amendment (the “2009 Amendment”) to its Note Amendment and Exchange Agreement dated November 17, 2003 with the holders of approximately $16.8 million of the $17.0 million outstanding principal and accrued interest of the Company’s 5% Convertible Promissory Notes due in 2009. The 2009 Amendment extends for these holders the maturity date of the 5% Convertible Promissory Notes due 2009 from February 6, 2009 to December 1, 2009 and lowers the conversion price at which such holders may convert such notes into shares of the Company’s common stock to $1.10 (the “New 2009 Notes”). The Amendment also provides these holders the option, at their election, to exchange the New 2009 Notes for the Company’s 12.50% Convertible Guaranteed Senior Notes dues 2011 in a principal amount equal to the principal amount of the New 2009 Notes plus accrued interest thereon. The 12.50% Convertible Guaranteed Senior Notes due 2011 will have the same terms and security interest and be issued under the same indenture as the notes issued in the Company’s exchange offer completed on November 25, 2008, as described above.

In the 2009 Amendment, the Company also agreed to file a registration statement within 20 business days of the date of the 2009 Amendment relating to the resale of the 12.50% Convertible Guaranteed Senior Notes due 2011 and the common stock issuable upon conversion thereof. If (i) the Company fails to file the registration statement within 20 business days, (ii) the registration statement does not become effective within 120 days, or (iii) the effectiveness of the registration statement is suspended for more than 90 days, the Company will incur liquidated damages in the form of increased principal in the amount of 0.5% of the aggregate principal amount of the New 2009 Notes for each 20 day period beyond such time periods under (i), (ii) or (iii). In no event will the Company be liable for liquidated damages payments for a time period of greater than 180 days. The Company filed the registration statement on February 13, 2009. However, it has not yet become effective.

The Company also agreed to reimburse the holders party to the 2009 Amendment for their reasonable legal fees relating to the transaction and registration rights up to a specified cap.

Restructuring Plan

On February 11, 2009 the Company announced that it is reducing its workforce by approximately 32% under a plan of termination. The workforce reduction is part of a restructuring of the Company’s commercial organization designed to more aggressively preserve the Company’s financial resources. The Company commenced notification of employees affected by the workforce reduction on February 11, 2009, and the workforce reduction is expected to be completed by the end of the quarter ended March 31, 2009.

As a result of this restructuring plan, the Company estimates it will record a restructuring charge of approximately $2 million in the first quarter of 2009, primarily representing cash payments for severance and benefits expenses and equipment lease related expenses. The majority of these payments will be made in the first and second quarters of 2009.

Conversion of 12.50% Notes

At various dates in 2009, a holder of the 12.50% Notes voluntarily converted $2,129,000 principal of notes. The Company issued 1,935,453 common shares for the converted notes and elected to issue 483,862 common shares to settle the additional interest that was due upon conversion. Had this conversion occurred on December 31, 2008, the net loss per common share would have been $3.51.