Form 10-K/A
period 2008-12-31
OSCIENT PHARMACEUTICALS CORP
filed 2009-04-30
CIK 356830

UNITED STATES

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,647,721 as reported on the NASDAQ Global Market. The number of shares outstanding of the registrant’s common stock as of April 15, 2009 was 39,431,805.

Oscient Pharmaceuticals Corporation

ANNUAL REPORT

ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report of Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”). This Amendment is being filed solely to include the information required in Part III of Form 10-K that was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement not later than 120 days after the end of the fiscal year covered by the original Form 10-K. As of the date of this Amendment, we do not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, we are filing this Amendment to include such omitted information as part of the Original Filing.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

References in this Amendment to the “Company,” “we,” “our,” and “us” refer to Oscient Pharmaceuticals Corporation unless the context otherwise requires.

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors:

Name	Age	Principal Occupation and other Directorships	Director Since
David K. Stone	52	Mr. Stone is the Founder and Managing Director of Liberty Tree Advisors, LLC, a consulting and private placement firm focusing on emerging life sciences companies. He was a Managing Director, Partner and Venture Advisor at Flagship Ventures, an early-stage venture capital firm, from 2000 to 2007. From 1989 to 1999, Mr. Stone was at Cowen & Company, where he followed the biopharmaceutical industry, holding the position of Managing Director from 1994 to 1999. Mr. Stone began his career in biotechnology in 1983 as a Project Manager and later Communications Director at Genetics Institute (now part of Wyeth Pharmaceuticals). He earned a B.S. in Microbiology from Colorado State University and an M.B.A. from Harvard Business School.	2001

Gregory Brown, M.D.	55	Dr. Brown joined the Oscient Board in August 2006. He is a founder and Managing Director of Cowen Healthcare Royalty Partners, an alternative asset management practice affiliated with Cowen Group, Inc. From 2006 to 2007, Dr. Brown served as an independent consultant at Compo Capital Advisors, LLC. Dr. Brown was previously a Partner at Paul Capital Partners from 2003 to 2006. Dr. Brown also worked at Adams, Harkness & Hill from 1997 to 2002, where he served as the co-head of investment banking, and at Vector Securities International from 1992 to 1997. Before receiving his business degree, Dr. Brown was a practicing thoracic and vascular surgeon. He earned his M.B.A from Harvard Business School, his M.D. from SUNY Upstate Medical Center, and his A.B. from Yale College.	2006

Robert J. Hennessey	67	Mr. Hennessey served as Chief Executive Officer and President of Oscient Pharmaceuticals from March 1993 until October 2000 and Chairman of the Board from May 1994 through May 2003. Mr. Hennessey served as interim Chief Executive Officer of Penwest Pharmaceuticals from February 15, 2005 to December 15, 2005. Mr. Hennessey currently serves on the board of directors of Penwest Pharmaceuticals and, until January 31, 2008, Repligen Corporation. Prior to joining Oscient in 1993, Mr. Hennessey had significant pharmaceutical industry experience, holding positions in Strategic Planning and Business Development for Sterling Drug, Abbott Laboratories, SmithKline and Merck Sharp & Dohme.	1993

William R. Mattson, Jr.	62	Mr. Mattson is Chairman Emeritus of The Mattson Jack Group, a healthcare consulting firm he established in 1986. Previously, Mr. Mattson worked for Monsanto and its subsidiary Searle Pharmaceuticals from 1983-1986 as Director of Marketing Development and Area Vice President. From 1970 to 1983, Mr. Mattson worked in various general management and business development roles at Abbott Laboratories. Mr. Mattson is a Vice Chairman of the St. Louis College of Pharmacy Board of Trustees.	2006

Name	Age	Principal Occupation and other Directorships	Director Since
Steven M. Rauscher	55	Mr. Rauscher became the Chief Executive Officer and President of Oscient in October 2000 and served as Chairman from May 2003 to February 2004. Previously, he had been the Chief Executive Officer and a director of Americas Doctor, Inc., a company that provides clinical research and marketing services to the pharmaceutical industry, since 1995. Mr. Rauscher was employed by Abbott Laboratories from 1975 to 1993 holding various positions including Vice President of Sales for the U.S. Pharmaceutical Products Division, Vice President of Business Development for the International Products Division, and Vice President of Corporate Licensing. Mr. Rauscher is a member of the Board of Directors for Acorda Pharmaceuticals and Target Discovery, Inc.	1993

William S. Reardon	62	Mr. Reardon is retired from PricewaterhouseCoopers LLP where he was employed from June 1973 to July 2002. Until his retirement, Mr. Reardon was a business assurance (audit) partner at PWC’s Boston office and leader of its Life Sciences Industry Practice for New England and the Eastern United States. From 1998 to 2000, Mr. Reardon served on the Board of the Emerging Companies Section of the Biotechnology Industry Organization. He also served on the Board of Directors of the Massachusetts Biotechnology Council from 2000 until his retirement from PWC. Mr. Reardon is currently a Board Member at Idera Pharmaceuticals, Inc., and Synta Pharmaceuticals, Inc., serving as Audit Committee Chairman of each.	2003

Norbert G. Riedel, Ph.D.	51	Dr. Riedel is currently Chief Scientific Officer and Corporate Vice President for Baxter International Inc., a manufacturer of health care products, specialty therapeutics and medical instruments. From 1998 until March 2001, Dr. Riedel served as President of the Recombinant Strategic Business Unit for Baxter Bioscience, a division of Baxter International. Prior to joining Baxter in 1998, Dr. Riedel served as Head of Global Biotechnology for Hoechst Marion Roussel, Inc.	1999

The executive officers of the Company who are not also directors of the Company are as follows:

Name	Age	Position(s)
Philippe M. Maitre	53	Executive Vice President, Chief Financial Officer

Mr. Maitre was appointed Senior Vice President and Chief Financial Officer of the Company in May 2006 and promoted to Executive Vice President in February 2008. Mr. Maitre worked for 18 years at Sanofi-Aventis and predecessor companies, serving most recently as Deputy CFO and Corporate Controller. Mr. Maitre then served as Chief Financial Officer of PPD, Inc. from 2000 to 2002, as President and Chief Executive Officer of ANOSYS Inc. from 2003 to 2005 and subsequently as a consultant to various biopharmaceutical companies until his employment by the Company.

Audit Committee

The Audit Committee’s primary function is to assist the Board of Directors in monitoring the integrity of our financial statements, systems of internal control and the independence and performance of the independent registered public accounting firm. The Audit Committee’s specifically enumerated powers and responsibilities include hiring and terminating the independent registered public accounting firm, pre-approving any engagements of the independent registered public accounting firm for non-audit services, receiving and reviewing the reports of the CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934, and reviewing our ethics and compliance programs.

The Audit Committee has three members: William Reardon, Committee Chairperson, David Stone and Robert J. Hennessey. The Board of Directors has determined that:

•	all Audit Committee members are “independent directors” under the applicable NASDAQ Stock Market, Inc. listing standards;

•	all Audit Committee members are able to read and understand fundamental financial statements; and

•	William Reardon is an “Audit Committee Financial Expert” as defined by Item 407 of Regulation S-K.

Section (16A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that, during the year ended December 31, 2008, our executive officers and directors have complied with all Section 16(a) filing requirements applicable to them, except that on March 13, 2008 Philippe Maitre filed late a Form 4 reporting the issuance of 14,000 shares of common stock and 35,000 options to purchase common stock pursuant to the Company’s 2001 Incentive Plan on February 25, 2008, on March 13, 2008 Dominick Colangelo filed late a Form 4 reporting the issuance of 14,672 shares of common stock and 36,629 options to purchase common stock pursuant to the Company’s 2001 Incentive Plan on February 25, 2008 and on March 13, 2008 Steven Rauscher filed late a Form 4 reporting the issuance of 18,147 shares of common stock and 45,303 options to purchase common stock pursuant to the Company’s 2001 Incentive Plan on February 25, 2008.

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

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2008 with management. Based on these reviews and discussions, the Compensation Committee recommended to the full Board that the CD&A be included in this Amendment for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors:

Norbert G. Riedel (Chair)

William R. Mattson, Jr.

Gregory B. Brown

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Compensation Program

Our goal is to attract, retain, motivate, and reward our employees through the use of competitive compensation plans that serve to closely align employee interests with that of the Company and the long-term interests of our stockholders. Competitive and labor market dynamics as well as financial position influence our compensation philosophy. We strive to retain and reward the highest caliber management team by offering competitive compensation plans, which are comparable to those offered by our competitors, and promote performance-based compensation. To more closely align the interests of employees with those of the stockholders, we employ equity-based employee awards.

Overview of Compensation and Process

We strive to attract and retain the necessary executive talent, reward annual performance and provide incentives to reward performance that is intended to create long-term stockholder value. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which considers the following factors in determining the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual goals for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of his or her unique skills and capabilities to support long-term performance of the Company;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team.

Our compensation policy strives to provide a balance between short and long-term compensation in order to attract and retain talent and provide incentives to maximize long-term value for our company and our stockholders. The compensation of the executive officer team consists of a combination of salary, annual cash incentives, equity grants, contributions to or accruals under benefit plans and participation in various other plans generally available to all employees, such as our 401(k) plan which the Company elected to suspend matching contributions after December 27, 2008. We provide cash compensation in the form of base salary to meet competitive salary norms and annual cash incentive payments to reward performance against specific annual corporate goals. We provide equity awards to reward performance against specific objectives and long-term strategic goals and help align the interest of our executive officers with those of our stockholders. Equity awards are determined by performance and competitive market practice with respect to equity awards granted to executives as a percentage of common shares outstanding.

Each year we review the compensation paid to all employees, including executive officers, to ensure that the key elements and overall compensation remain competitive with prevailing industry benchmark data of similarly situated companies and remain aligned with stockholder interests.

In fiscal 2008, the Compensation Committee determined that the compensation paid to the Company’s executive officers would remain unchanged to conserve the Company’s financial resources, with the exception of Mr. Glickman as discussed below.

Compensation Components

The components of our compensation program are described in more detail below:

Base Salary

Base salaries for our named executive officers are established based on their responsibilities, experience, performance and expected contribution to the Company. Salary levels also take into account the salary and compensation paid by similar companies with which we compete for executive talent. Base salaries are reviewed annually taking into account the executive officer’s effectiveness in achieving the corporate goals set out for the previous year, his or her expected contribution for the coming year and the competitive data. Base salaries are also evaluated relative to other components of our compensation program to ensure the executives total compensation and mix of components is consistent with our compensation philosophy and objectives.

Each year, the Company establishes a budget for merit based salary increases for its employees. The Committee retains discretion as to whether or not salary increases will be granted and makes a determination based upon achievement of the corporate goals, individual performance and market data. In fiscal 2008, the Committee determined that the 2008 bases salaries for Messrs. Rauscher, Colangelo and Maitre would remain unchanged, however in association with his promotion to Senior Vice President, Sales and Marketing, Mr. Glickman’s base salary was increased.

Annual Incentives

Our named executive officers are eligible to receive annual cash incentive payments in an amount equal to a percentage of their annual base salary based on attainment of corporate performance goals as determined by the Compensation Committee. The Committee sets a percentage of base salary as a target for each named executive officer’s annual incentive cash bonus and then determines the annual incentive cash bonus to be paid based on achievement of stated goals.

Each year, the Chief Executive Officer recommends corporate goals for the prospective year. The Compensation Committee reviews, modifies if necessary, and approves the proposed goals and then sets and prioritizes officer performance goals for the year and assigns relative weight of importance for each performance goal. In prior years, in assessing executive officer performance, the Committee considered individual performance goals for each executive officer in addition to the corporate goals. In fiscal 2008, the Committee decided to measure executive officer performance against the corporate goals only and not utilize individual performance goals. The Committee’s decision reflects its belief that the corporate goals provide unified objectives for the management team and a more objective basis for assessing executive performance and determining annual incentive payments. With the exception of quarterly cash incentive payments the Company agreed to provide Mr. Glickman prior to his promotion on July 28, 2008 to Senior Vice President, Sales and Marketing, the Compensation Committee determined that in fiscal 2008 the Company’s executive officers would not receive an annual cash incentive payment to conserve the Company’s financial resources.

Long-Term Equity Incentives

We grant equity awards to our named executive officers, in the form of restricted stock grants and stock options to provide executive officers with longer term incentives and as a key tool to encourage retention. Because of the direct relationship between the value of an equity award and the market price of our common stock, we believe that granting stock options and other equity awards is an effective method of motivating executive officers to manage our company in a manner that is consistent with the interests of our stockholders. Equity awards are typically granted to employees when they are hired, upon promotions and each year in connection with annual performance review. For annual performance grants, the executive team makes a recommendation to the Compensation Committee as part of the Company’s annual salary planning cycle which occurs in March, and the Committee determines the grant for each executive officer. Equity awards typically include a mix of options to purchase our common stock and restricted shares of our common stock that vest over a prescribed period. Exercise prices for option grants are wholly determined by the Compensation Committee and are fixed at the fair market value on the date of Compensation Committee approval or at a specified date of grant.

We grant stock awards to our executive officers based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. In determining annual equity awards the Compensation Committee also takes into account the extent to which previous equity awards continue to provide appropriate incentives to employees. Company and individual performance and competitive market practices are key considerations in determining size and mix of grants for employees, including executive officers. Equity grants awarded to officers and other eligible employees are typically confined to a certain percentage of common shares outstanding. The Compensation Committee determined not to make equity award grants in connection with its fiscal 2008 annual review of performance, with the exception of equity grants awarded to Mr. Glickman in connection with his promotion to Senior Vice President, Sales and Marketing.

Other Benefits

Our executives are entitled to few benefits that are not otherwise available to all of our employees. Other benefits for executive officers include executive life insurance, relocation expenses and car allowances. Our Chief Executive Officer also receives a predetermined annual allowance of $14,652 as prescribed in Mr. Rauscher’s employment agreement with the Company which is paid primarily for car allowances. Mr. Maitre, our Executive Vice President and Chief Financial Officer, received $63,853 as a reimbursement for relocation expenses in fiscal 2008, Mr. Colangelo, our former Executive Vice President, received $13,383, which was paid primarily as a reimbursement for travel expenses in fiscal 2008, and Mr. Glickman, our Senior Vice President, Sales and Marketing, received $14,380 which was paid primarily for car allowances.

All of our named executive officers participated in our 401(k) plan and received matching employer contributions at the same rate as other employee-participants through December 27, 2008, after which the Company elected to suspend any further 401(k) matching contributions for its executive offices, as well as its employee-participants. Our health and insurance plans are the same for all employees and our healthcare premiums follow a shared cost schedule, under which employees contribute approximately 24% of the healthcare premiums.

Termination-based compensation

Under the terms of their employment agreements, our executive officers are, under specified circumstances, entitled to receive severance payments and, in some cases, accelerated vesting of equity awards upon termination of employment. The severance payments, and in particular the change of control severance, are intended to aid in employee retention and maintain productivity in the event of a change of control of the Company. In addition, these payments are designed to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment. The specific triggering provisions and severance due each of the executive officers is described below under

“Employment Agreements” and “Potential Payments upon Change of Control.” We believe that our severance arrangements are in line with severance packages offered to executive officers of companies of similar size to us represented in the compensation data we reviewed.

162(m) Policy

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, Section 162(m) provides an exception for qualifying “performance-based” compensation, including compensation attributable to certain stock options. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) defined contribution plan. The Company contributed to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, as prescribed in the plan document and within federal tax limits, however effective December 27, 2008 the Company elected to suspend any further 401(k) matching contributions. All of our executive officers participated in our 401(k) plan during fiscal 2008 and received matching contributions through December 27, 2008, after which no further matching contributions were made by the Company.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Summary Compensation Table for 2008

The following table sets forth a summary of annual and long-term compensation awarded, earned or paid for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 to our Chief Executive Officer, two Executive Vice Presidents and Senior Vice President.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Steven Rauscher	2008	432,600				—	82,026	156,552	25,215	(3)	696,393
Chief Executive Officer and President	2007	432,600				196,253	156,883	390,698	25,709	(4)	1,202,143
	2006	432,115				325,282	92,196	919,779	174,240	(5)	1,943,612

Dominick Colangelo (16)	2008	351,298				—	68,433	222,123	20,590	(6)	662,444
Former Executive Vice President, Corporate Development and Operations	2007	340,000				128,537	125,818	267,581	7,200	(7)	869,136
	2006	338,654				206,136	73,757	193,495	7,050	(8)	819,092

Philippe Maitre	2008	298,731				—	59,560	78,824	70,603	(9)	507,718
Executive Vice President and Chief Financial Officer	2007	270,000				81,659	41,546	52,883	64,711	(10)	510,799
	2006	155,769	(11)			96,904	14,264	18,001	22,022	(12)	306,960

Mark Glickman	2008	275,834	(15)	39,907	(14)	39,907	24,686	28,638	19,594	(13)	388,659
Former Senior Vice President, Sales and Marketing (17)

(1)	Reflects the amounts recognized for financial statement reporting purposes in accordance with SFAS No. 123R. Refer to Note 2, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K filed with the SEC on March 25, 2009 for the assumptions used to determine the valuation of our stock awards.
(2)	The values shown reflect the dollar amounts relating to option awards recognized for financial statement purposes in accordance with SFAS No. 123R. Refer to Note 2, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K filed with the SEC on March 25, 2009 for the assumptions used to determine the valuation of our option awards.
(3)	The amount represents $3,813 in contributions to Mr. Rauscher’s life insurance premiums, $6,750 to the Company’s 401(k) Retirement Savings Plan and $14,652 in compensation allowances related to car allowances.
(4)	The amount represents $3,758 in contributions to Mr. Rauscher’s life insurance premiums, $6,750 to the Company’s 401(k) Retirement Savings Plan and $15,201 in compensation allowances related to car allowances.
(5)	The 2006 amount represents $3,758 in contributions to Mr. Rauscher’s life insurance premiums, $6,600 to the Company’s 401(k) Retirement Savings Plan, $14,652 in compensation allowances which are paid in accordance with Mr. Rauscher’s employment agreement primarily for car allowances and $149,230 related to income realized for payment in full of all principal outstanding under a note whereby, the Company loaned Mr. Rauscher $163,000 to allow him to pay income tax liabilities associated with the grant of 3,000 restricted shares. In accordance with the terms of the loan, Mr. Rauscher transferred 3,000 shares to the Company as payment in full under such loan and paid the Company an amount equal to $41,334 for interest due to the Company pursuant to such loan.
(6)	The amount represents $457 in contributions to Mr. Colangelo’s life insurance premiums, $6,750 to the Company’s 401(k) Retirement Savings Plan and $13,383 in compensation as a reimbursement for travel expenses in fiscal 2008.
(7)	The amount represents $450 in contributions to Mr. Colangelo’s life insurance premiums, and $6,750 to the Company’s 401(k) Retirement Savings Plan.
(8)	The 2006 amount represents $450 in contributions to Mr. Colangelo’s life insurance premiums, and $6,600 to the Company’s 401(k) Retirement Savings Plan.
(9)	The amount represents $4,673 in contributions to the Company’s 401(k) Retirement Savings Plan and $63,853 in relocation costs.
(10)	This amount represents $4,673 in contributions to the Company’s 401(k) Retirement Savings Plan and $60,038 in relocation costs.
(11)	Mr. Maitre commenced employment with the Company in May 2006, and this amount represents the pro-rata amount paid to Mr. Maitre of his $270,000 base salary in fiscal 2006.
(12)	This amount represents $22,022 in relocation costs.
(13)	The amount represents $5,214 to the Company’s 401(k) Retirement Savings Plan, $2,380 as a reimbursement for travel expenses in fiscal 2008.
(14)	Mr. Glickman received quarterly bonuses totaling $39,907.
(15)	Mr. Glickman was promoted to Senior Vice President, Sales and Marketing by the Company on July 28, 2009.
(16)	Mr. Colangelo resigned from the Company on December 11, 2008.
(17)	Mr. Glickman resigned from the Company on March 18, 2009.

Grants of Plan-Based Awards for 2008

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended December 31, 2008 to each of our named executive officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)(#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards (5) ($)	Grant Date Fair Value of Stock and Option Awards (6)($)
Name and Principal Position	Target ($)	Maximum ($)
Steven Rauscher	259,560	389,340	2/25/08	18,147	45,303	(2)	2.16	95,437
Chief Executive Officer and President

Dominick Colangelo	170,000	255,000	2/25/08	14,672	36,629	(2)	2.16	77,163
Former Executive Vice President, Corporate Development and Operations

Philippe Maitre	150,000	225,000	2/25/08	14,672	35,000	(3)	2.16	75,141
Executive Vice President and Chief Financial Officer

Mark Glickman	147,500	221,250	2/25/08	1,157	2,893	(3)	2.16	6,090
Former Senior Vice President, Sales and Marketing			7/28/08	10,000	15,000	(4)	1.48	22,715

(1)	Awards consist of restricted stock awards that vest 50% per year for two years on November of each year.
(2)	Awards consist of stock option awards 25% of which vest immediately and the remaining 75% of which vest quarterly in equal installments over two years from the date of grant. These awards were approved by our Compensation Committee in 2007 for fiscal 2007 performance.
(3)	Awards consist of stock option awards that vest quarterly in equal annual installments over two years from the date of grant. These awards were approved by our Compensation Committee in 2007 for fiscal 2007 performance.
(4)	Awards consist of stock option awards that vest 50% per year for two years from the date of grant.
(5)	The exercise price of the stock option awards is equal to the average of the high and low sales price of the common stock on the day of grant as reported by The NASDAQ Global Market.
(6)	This column represents the grant date fair value of each equity award computed in accordance with SFAS No. 123R. Refer to Note 2, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K filed with the SEC on March 25, 2009 for the assumptions used to determine the valuation of our equity awards.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at the fiscal year end December 31, 2008.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven Rauscher	34,037	—		—	$115.50	10/25/2010	—		—	—	—
Chief Executive Officer and President	30,000	—		—	$115.50	10/25/2010	—		—	—	—
	3,463	—		—	$115.50	10/25/2010	—		—	—	—
	1,953	—		—	$13.36	3/6/2012	—		—	—	—
	3,751	—		—	$45.16	3/6/2012	—		—	—	—
	3,750	—		—	$45.16	3/6/2012	—		—	—	—
	2,500	—		—	$8.80	10/9/2012	—		—	—	—
	1,667	—		—	$8.80	10/9/2012	—		—	—	—
	834	—		—	$8.80	10/9/2012	—		—	—	—
	8,251	—		—	$3.072	3/11/2013	—		—	—	—
	2,344	—		—	$10.24	3/11/2013	—		—	—	—
	2,344	—		—	$10.24	3/11/2013	—		—	—	—
	1,069	—		—	$15.42	2/3/2014	—		—	—	—
	2,378	—		—	$41.76	4/12/2014	—		—	—	—
	51,812	—		—	$41.76	4/12/2014	—		—	—	—
	8,311	—		—	$41.76	4/12/2014	—		—	—	—
	1	—		—	$21.80	3/6/2015	—		—	—	—
	9,285	—		—	$21.80	3/6/2015	—		—	—	—
	4,167	—		—	$21.80	3/6/2015	—		—	—	—
	45,834	—		—	$21.80	3/6/2015	—		—	—	—
	1,068	—		—	$18.20	12/20/2015	—		—	—	—
	596	—		—	$15.40	2/26/2016	—		—	—	—
	30,655	—		—	$15.40	2/26/2016	—		—	—	—
	5	7,550	(2)	—	$4.94	3/6/2017	—		—	—	—
	52,849	—		—	$4.94	3/6/2017	—		—	—	—
	1	21,236	(3)	—	$2.16	2/24/2018	—		—	—	—
	24,066	—		—	$2.16	2/24/2018	—		—	—	—
	—	—		—	$—	—	9,073	(4)	$1,633

Dominick Colangelo	10,431	—		—	$28.76	1/2/2015	—		—	—	—
Former Executive Vice President	13,007	—		—	$28.76	1/2/2015	—		—	—	—
	25,000	—		—	$15.40	2/26/2016	—		—	—	—
	42,733	—		—	$4.94	3/6/2017	—		—	—	—
	19,460	—		—	$2.16	2/24/2018	—		—	—	—

Philippe Maitre	10,938	10,937	(5)	—	$13.64	5/21/2016	—		—	—	—
Executive Vice President and Chief Financial Officer	—	—		—	—	—	4,374	(6)	$787	—	—
	—	—		—	—	—	7,336	(4)	$1,320	—	—
	15,648	2,410	(2)	—	$4.94	3/6/2017	—		—	—	—
	1,220	—		—	$4.94	3/6/2017	—		—	—	—
	—	18,118	(2)	—	$2.16	2/24/2018	—		—	—	—
	13,125	3,757	(2)	—	$2.16	2/24/2018	—		—	—	—

Mark Glickman	12,500	37,500	(5)	—	$3.27	8/21/2017	—		—	—	—
Former Senior Vice President, Sales and Marketing	—	—		—	—	—	18,750	(6)	$3,375	—	—
	1,085	1,808	(2)	—	$2.16	2/24/2018	—		—	—	—
	—	—		—	—	—	578	(4)	$104	—	—
	—	15,000	(7)	—	$1.47	7/27/2018	—		—	—	—
	—	—		—	—	—	10,000	(4)	$1,800	—	—

(1)	The expiration date of each stock option occurs ten years after the date of grant of each such option.
(2)	Stock options which vest in eight equal quarterly installments beginning 90 days from the date of grant.
(3)	Stock options 25% of which vest immediately and the remaining 75% of which vest quarterly in equal installments over two years from the date of grant.
(4)	Restricted stock which vests in two equal annual installments over two years.
(5)	Stock options which vest in four equal annual installments from the date of grant.
(6)	Restricted shares which vest in four equal annual installments from the date of grant.
(7)	Stock options which vest in two equal annual installments over two years.

Options Exercised and Stock Vested in the year ended December 31, 2008

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven Rauscher	21,172	5,716
Dominick Colangelo	17,117	4,622
Philippe Maitre	13,385	7,443
Mark Glickman	6,829	7,250

Employment Agreements

Steven Rauscher, President and Chief Executive Officer

Steven Rauscher, President and Chief Executive Officer, has an employment agreement with us, which commenced on October 26, 2000. Mr. Rauscher’s current base salary is $432,600 per year. The agreement entitles Mr. Rauscher to receive an annual incentive bonus target of 60% of his base salary based on our achievement of certain performance measures as determined by the Board of Directors. Upon hiring in October 2000, Mr. Rauscher was awarded stock options to purchase 67,500 shares of common stock at an exercise price of $115.50 per share, the fair market value of the common stock on the date of grant. These options are fully vested. In connection with his commencement of employment with us in 2001, Mr. Rauscher was also awarded 3,000 shares of restricted common stock.

In the event that Mr. Rauscher’s employment is terminated by us for reasons other than for cause, or he terminates it with good reason (as defined), the agreement provides for the continuation of all compensation and benefits for a period of up to 12 months, or until such time as he finds comparable employment, whichever occurs first. Also, if, within two years following a change of control (as defined) of the Company, Mr. Rauscher’s employment is terminated other than for cause, or he experiences a material reduction in responsibilities or compensation, or is required to relocate out of the greater Boston area, he will receive a lump sum severance payment in an amount equal to two times the sum of his base salary and annual target incentive bonus, as well as the pro-rated portion of his target bonus for the year in which his employment is terminated, and any remaining unvested options and restricted shares will immediately and fully vest and all his options will remain exercisable for the shorter of two years from his date of termination or the expiration date of the option. Mr. Rauscher is also entitled to continue to participate in the Company’s group health and dental plans for a period of 24 months following termination and the Company is obligated to continue to contribute to the premium cost of that coverage for such period. Mr. Rauscher’s employment agreement also provides that he will be entitled to receive a payment to cover any excise tax payable with respect to such severance payments as a result of Section 280G of the U.S. tax code.

Dominick Colangelo, Former Executive Vice President, Corporate Development and Operations

Dominick (Nick) Colangelo, Esq., Former Executive Vice President, Corporate Development and Operations, had an employment agreement with us, which commenced on January 1, 2005 and was voluntarily terminated by Mr. Colangelo on December 11, 2008. Mr. Colangelo’s base salary was $340,000 per year. The agreement, as amended, had entitled Mr. Colangelo to receive an annual incentive bonus target of 50% of his salary based on his performance and that of the Company against goals to be determined by the Board of Directors annually. Upon hiring in January 2005, Mr. Colangelo received a cash signing bonus of $100,000 and was awarded stock options to purchase 31,250 shares of common stock at $28.76 per share, the fair market value of the common stock on the date of grant, which options vest in four equal annual installments on the anniversary of his commencement of employment.

In connection with Mr. Colangelo’s resignation, the Company and Mr. Colangelo entered into a Consulting Agreement, the term of which began on December 13, 2008 and expired on January 31, 2009, whereby Mr. Colangelo continued to support the Company’s corporate development initiatives, which include the acquisition of additional pharmaceutical products through in-licensing, promotion or purchase agreements. The Consulting Agreement provides that during the term, Mr. Colangelo shall receive a total consulting fee of $55,794. In the event specifically identified product(s) are acquired or in-licensed by the Company on or prior to March 16, 2009, Mr. Colangelo will receive milestone payments ranging from between $56,700 and $99,200. In the event a product is acquired or in-licensed after March 16, 2009, a certain percentage reduction is taken from the milestone payment each business day up until 33 business days, after which no payment will be due to Mr. Colangelo. The Agreement provides that in no event shall the aggregate milestone payments to Mr. Colangelo exceed $99,200. The Agreement also provides that the Company shall reimburse Mr. Colangelo for any out-of-pocket expenses relating to services performed under the Agreement, up to a maximum of $5,000. In the Agreement, Mr. Colangelo and the Company provided a general and mutual release of claims against the other.

Philippe Maitre, Executive Vice President and Chief Financial Officer

Philippe Maitre, Executive Vice President and Chief Financial Officer, has an employment agreement with us, which commenced on May 22, 2006. Mr. Maitre’s current base salary is $300,000 per year. The agreement entitles Mr. Maitre to receive an annual incentive bonus target of 50% of his base salary based on his performance and that of the Company against goals to be determined by the Board of Directors annually after consultation with Mr. Maitre. Upon hiring, Mr. Maitre received a cash signing bonus of $25,000 and was awarded (i) stock options to purchase 21,875 shares of common stock at an exercise price of $13.64 per share, the fair market value of the common stock on the date of grant, which options vest in four equal annual installments on the anniversary of his commencement of employment, and (ii) 8,750 shares of restricted common stock which shares vest in four equal annual installments on the anniversary of his commencement of employment. We also agreed to reimburse Mr. Maitre for reasonable relocation expenses up to $125,000, in addition to amounts incurred for any federal, state or local taxes as a result of such relocation reimbursement.

In the event that Mr. Maitre’s employment is terminated by us for reasons other than for cause, or he terminates it with good reason (as defined), the agreement provides for the continuation of all compensation and benefits for a period of up to nine months, or until such time as he finds comparable employment, whichever occurs first. Also, if within two years following a change of control (as defined) of the Company, Mr. Maitre’s employment is terminated other than for cause, or he experiences a material reduction in responsibilities at the surviving company, he will receive a lump sum severance payment equal to one and a half times the sum of his base salary and annual target incentive bonus, as well as the pro-rated portion of his target bonus for the year in which his employment is terminated and any remaining unvested restricted shares and options will immediately and fully vest and all his options will remain exercisable for the shorter of two years from his date of termination or the expiration date of the option. Mr. Maitre is also entitled to continue to participate in our group health and dental plans for a period of 18 months following termination and the Company is obligated to continue to contribute to the premium cost of that coverage for such period. Mr. Maitre’s employment agreement also provides that he will be entitled to receive a payment to cover any excise tax payable on such severance payments as a result of Section 280G of the U.S. tax code.

Mark Glickman, Former Senior Vice President, Sales and Marketing

Mark Glickman, Senior Vice President, Sales and Marketing, had an employment agreement with us, which commenced on August 28, 2007. Mr. Glickman resigned from the Company on March 18, 2009.

Prior to Mr. Glickman’s resignation, in connection with Mr. Glickman’s promotion to Senior Vice President, Sales and Marketing on July 28, 2009, his base salary was increased and was $295,000 per year. Mr. Glickman’s employment agreement entitled Mr. Glickman to receive an annual incentive bonus target of 50% of his base salary based on his performance and that of the Company against goals to be determined by the Board of Directors annually after consultation with Mr. Glickman. Upon hiring, Mr. Glickman received a cash signing bonus of $40,000 and was awarded (i) stock options to purchase 50,000 shares of common stock at an exercise price of $3.27 per share, the fair market value of the common stock on the date of grant, which options vests in four equal annual installments on the anniversary of his commencement of employment, and (ii) 25,000 shares of restricted common stock which stock vest in four equal annual installments on the anniversary of his commencement of employment. Additionally, upon his promotion to Senior Vice President, Sales and Marketing in July 2008, Mr. Glickman was awarded (i) stock options to purchase 15,000 shares of common stock at an exercise price of $1.47 per share, the fair market value of the common stock on the date of grant, which options vest in two equal annual installments on the anniversary of his commencement of employment, and (ii) 10,000 shares of restricted common stock which shares vest in two equal annual installments on the anniversary of his commencement of employment.

Potential Payments Upon Termination of Employment or Change of Control Under Employment Agreements

The following table summarizes the potential payments to each named executive officer assuming that one of the following events occurs. The table assumes that the event occurred on December 31, 2008, the last business day of our fiscal year. We have assumed a price per share of our common stock of $0.18, which was the closing price of our common stock on December 31, 2008. However, the events described below did not occur on December 31, 2008. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both of them occur on any other date or at any other price, or if any other assumption used in calculating the benefits set forth below is not correct in fact.

Name	Termination Other Than “For Cause” or Resignation With Good Reason		Termination Other Than “For Cause” Following a Change in Control(5)
Steven Rauscher	$718,470	(1)	$1,672,565	(2)
President and Chief Executive Officer

Philippe Maitre	$346,148	(3)	$844,634	(4)
Executive Vice President and Chief Financial Officer

(1)	Includes payment of the following: $432,600 for the continuation of salary, $259,560 for his target bonus and $31,708 for continuation of health, dental, life and car allowance benefits for a period of 12 months following such termination, or until Mr. Rauscher finds comparable employment. We have assumed payment for the full 12 months and have provided the present value of such payments as of December 31, 2008.
(2)

Includes payment of the following: $1,384,320 in a lump sum payment for salary and bonus, equivalent to two times his base salary for fiscal year 2008 plus two times his annualized target incentive bonus; $259,560 for the pro-rated portion of his target bonus for the year in which he was terminated; $26,485 for benefits continuation, the present value of which is provided above as of December 31, 2008 and is based upon the premiums in effect on December 31, 2008; and $2,613 for accelerated vesting of equity awards, based on the fair value of restricted stock as of December 31, 2008 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”.

(3)	Includes payment of $225,000 for the continuation of salary, $112,500 for his target bonus and $9,932 for continuation of health and dental benefits for a period of nine months following such termination, or until Mr. Maitre finds comparable employment. We have assumed payment for the full nine months and have provided the present value of such payments as of December 31, 2008.
(4)	Includes payment of the following: $675,000 in a lump sum payment for salary and bonus, equivalent to one and a half times the sum of his base salary for fiscal year 2008 plus his annualized target incentive bonus; $150,000 for the pro-rated portion of his target bonus for the year in which he was terminated; $19,864 for benefits continuation, the present value of which is provided above as of December 31, 2008 and is based upon the premiums in effect on December 31, 2008; and $213 for accelerated vesting of equity awards, based on the fair value of restricted stock as of December 31, 2008 in accordance with the provisions of SFAS No. 123R, “Share-based Payments”.
(5)	Assuming that a change in control occurred on December 31, 2008 and that all outstanding restricted share awards were cashed out in connection with the applicable event and valued based on a price per share equal to $0.18 and further assuming that outstanding stock options were valued using the IRS’ safe harbor method, no amounts payable to Messrs. Rauscher or Maitre would have been subject to the so-called golden parachute excise tax and, as such, neither executive officer would have been entitled to an excise tax gross-up.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2008

The following table provides information on compensation awarded or paid to non-employee directors of Oscient for the fiscal year ended December 31, 2008.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(5)(6)	Option Awards ($)(4)(5)(6)	Total ($)
G. Brown	51,500	2,765	4,272	58,537
R. Hennessey	56,500	1,512	3,991	62,003
J. Leone	46,834	589	649	48,072
W. Mattson	59,000	2,140	4,022	65,162
G. Patou	42,750	1,512	6,054	50,316
W. Reardon	70,000	1,512	3,991	75,503
N. Riedel	65,500	1,512	3,991	71,003
D. Stone	87,084	1,512	3,991	92,587
J. Voris	30,500	1,364	3,864	35,728

(1)	Mr. Steven Rauscher, a director of our company, has been omitted from this table since he receives no compensation for serving on our Board.
(2)	Amounts consist of the fees paid to directors described below under the heading “Overview of Non-Employee Director Compensation.”
(3)	This column reflects awards of restricted stock which will vest annually over a two-year period. In accordance with SFAS No. 123R the amounts shown above reflect the value of the stock awards (based on the grant date fair value) amortized over the portion of the service period which lapsed during the year. Refer to Note 2, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K filed with the SEC on March 25, 2009 for the assumptions used to determine the valuation of our stock awards.
(4)	This column reflects awards of stock options which will vest quarterly over two to three years. The values shown reflect the dollar amounts relating to option awards recognized for financial statement purposes for the fiscal year ended December 31, 2008 in accordance with SFAS No. 123R. Refer to Note 2, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K filed with the SEC on March 25, 2009 for the assumptions used to determine the valuation of our option awards.
(5)	Unless otherwise noted below, the grant date fair value of each stock option awarded to Non-Employee Directors was $1.05 and the grant date fair value of each stock award to Non-Employee directors in 2008 was $1.77.
(6)	The following are the aggregate number of option and restricted stock awards outstanding that have been granted to each of our non-employee directors as of December 31, 2008, the last day of the 2008 fiscal year: G. Brown 3,450; J. Leone 3,150; R. Hennessey 12,033; W. Mattson 3,450; G. Patou 0; W. Reardon 10,639; N. Reidel 19,106; D. Stone 20,170; and J. Voris 0.

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

In addition to the annual retainers, non-employee directors were also granted (i) upon their initial election to the Board, options to receive an aggregate of 1,500 shares of common stock that vest equally over three years with an exercise price equal to the fair market value at date of grant, and a restricted stock award of 600 shares of common stock that vests equally over three years; and (ii) upon their re-election to the Board, options to receive an aggregate of 750 shares of common stock that vest equally over two years with an exercise price equal to the fair market value at date of grant, and a restricted stock award of 300 shares of common stock, that vests equally over two years with an exercise price equal to the fair market value at date of grant. Upon a change of control, if within two years following such event, a director is either not nominated to serve as a director or is not elected by the stockholders to serve as a director, all of such director’s unvested options become exercisable upon such director ceasing to be a director of the Company and all of the director’s options remain exercisable until the earlier of two years from the date such director ceases to be a director and the final exercise date of such option.

Directors who are also our employees do not receive cash or equity compensation for service on the Board in addition to compensation payable for their service as employees of Oscient.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Company common stock as of April 15, 2009 by:

•	each person known by the Company to own beneficially 5% or more of Company common stock;

•	each director and nominee for director of the Company;

•	each executive officer of the Company; and

•	all of the directors and executive officers of the Company as a group.

The percentages shown are based on shares of Company common stock outstanding as of April 15, 2009, and where indicated also include beneficially owned shares of common stock underlying the Company’s outstanding convertible notes. Unless otherwise indicated, the address for each stockholder is c/o Oscient Pharmaceuticals Corporation, 1000 Winter Street, Suite 2200, Waltham, Massachusetts 02451. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

Beneficial ownership shown includes shares of common stock issuable upon conversion of the 2009 Notes and the 2011 notes. Some of the holders of the 2009 Notes and the 2011 notes are restricted in their ability to convert their 2009 Notes into 2011 notes or common stock, and their 2001 notes into common stock, to the extent that such conversion would result in the holder beneficially owning more than 9.99% of the Company’s issued and outstanding common stock.

	Amount and Nature of Beneficial Ownership		Percent of Class Including Convertible Notes		Amount and Nature of Beneficial Ownership Excluding Convertible Notes		Percent of Class Excluding Convertible Notes
5% Stockholders:
Akanthos Capital Management, LLC	8,299,091	(1)	9.9	%(2)	1,790,000	(3)	4.5%
Citigroup Incorporated	2,167,805	(4)	5.2%		—		—
DellaCamera Capital Management, LLC	6,381,499	(5)	14.0%		100,325	(6)	0.3%
GLG Partners, LP	4,132,266	(7)	9.7%		859,539	(8)	2.2%
Highbridge Capital Management, LLC	10,877,975	(9)	9.9	%(10)	2,479,794	(11)	6.3%
OrbiMed Advisors, LLC	14,335,625	(12)	9.9	%(13)	2,989,625	(14)	7.6%
Paul Royalty Fund Holdings II	3,995,097	(15)	9.6%		2,176,908	(16)	5.5%
Maverick Capital, Ltd.	6,982,280	(17)	15.0%		—		—
MPM Asset Management Investors	6,691,352	(18)	14.5%		—		—
Radcliffe Capital Management, LP	2,313,880	(19)	5.5%		30,244	(20)	0.1%
Visium Asset Management, LP	4,400,000	(21)	9.9	%(22)	2,400,000	(23)	6.1%
Zazove Associates, LLC	6,569,592	(24)	14.7%		1,262,320	(25)	3.2%

Directors and Named Executive Officers:
Gregory B. Brown	3,325	(26)	—		3,325	(26)	—
Robert J. Hennessey	18,166	(27)	—		18,166	(27)	—
Philippe M. Maitre	101,386	(28)	0.3%		101,386	(28)	0.3%
William R. Mattson	3,825	(29)	—		3,825	(29)	—
Steven M. Rauscher	410,246	(30)	1.0%		410,246	(30)	1.0%
William S. Reardon	12,367	(31)	—		12,367	(31)	—
Norbert G. Riedel	19,621	(32)	—		19,621	(32)	—
David K. Stone	24,195	(33)	0.1%		24,195	(33)	0.1%
All directors and officers as a group (8 persons)	593,131	(34)	1.5%		593,131	(34)	1.5%

(1)	Includes 6,509,091 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. Akanthos Capital Management, LLC serves as investment manager and general partner to Akanthos Master Fund, LP. In such capacity, Akanthos Capital Management, LLC may be deemed to have voting and dispositive power over the shares held for such account. Mr. Michael Kao is the manager of Akanthos Capital Management, LLC and may be deemed to have voting and dispositive power over the shares held for such account. The address of this shareholder is 21700 Oxnard Street, Suite 1520, Woodland Hills, CA 91367. This information is based on the Form 4 and the Schedule 13G/A filed on December 23, 2008 by Akanthos Capital Management, LLC.
(2)	Pursuant to an agreement by and between the Company and Akanthos Master Fund, LP effective as of December 19, 2008, Akanthos Master Fund, LP may not convert any its 6,509,091 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 to the extent that Akanthos Master Fund, LP would beneficially own, after such conversion, more than 9.9% of the Company’s outstanding shares of Common Stock. Akanthos Capital Management, LLC serves as investment manager and general partner to Akanthos Master Fund, LP. In such capacity, Akanthos Capital Management, LLC may be deemed to have voting and dispositive power over the shares held for such account. Mr. Michael Kao is the manager of Akanthos Capital Management, LLC and may be deemed to have voting and dispositive power over the shares held for such account. This information is based on the Form 4 and the Schedule 13G/A filed December 23, 2008 by Akanthos Capital Management, LLC.
(3)	Akanthos Capital Management, LLC serves as investment manager and general partner to Akanthos Master Fund, LP. In such capacity, Akanthos Capital Management, LLC may be deemed to have voting and dispositive power over the shares held for such account. Mr. Michael Kao is the manager of Akanthos Capital Management, LLC and may be deemed to have voting and dispositive power over the shares held for such account. The address of this shareholder is 21700 Oxnard Street, Suite 1520, Woodland Hills, CA 91367. This information is based on the Form 4 and the Schedule 13G/A filed December 23, 2008 by Akanthos Capital Management, LLC.

(4)	Includes 2,167,805 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. The address of this shareholder is 399 Park Avenue, New York, NY 10043. This information is based on the joint Schedule 13G filed on January 29, 2009 by Citigroup Global Markets Inc., Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc. and Citigroup Inc.
(5)

Includes 6,281,174 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. DellaCamera Capital Management, LLC acts as the investment manager of the DellaCamera Capital Master Fund, Ltd. DellaCamera Capital Fund, Ltd. is the controlling shareholder of the DellaCamera Capital Master Fund, Ltd. Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato are the controlling persons of DellaCamera Capital Management, LLC. The address of this shareholder is 461 Fifth Avenue, 10th Floor, New York, NY 10017. This information is based on the Form 4 filed on April 1, 2009 and on the Form 4 filed on April 17, 2009 by DellaCamera Capital Management, LLC.

(6)

DellaCamera Capital Management, LLC acts as the investment manager of the DellaCamera Capital Master Fund, Ltd. DellaCamera Capital Fund, Ltd. is the controlling shareholder of the DellaCamera Capital Master Fund, Ltd. Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato are the controlling persons of DellaCamera Capital Management, LLC. The address of this shareholder is 461 Fifth Avenue, 10th Floor, New York, NY 10017. This information is based on the Form 4 filed on April 1, 2009 by DellaCamera Capital Management, LLC.

(7)

Includes 3,272,727 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. GLG Partners LP acts as the investment manager of GLG Market Neutral Fund and may be deemed, as of the date hereof, to be the beneficial owner of the Company’s securities or derivative securities held by GLG Market Neutral Fund. GLG Partners Limited is the general partner of GLG Partners LP. GLG Partners, Inc. indirectly wholly owns GLG Partners Limited. The address of this shareholder is 390 Park Avenue, 20th Floor, New York, NY 10022. This information is based on the Schedule 13G filed on January 15, 2009 by GLG Partners LP.

(8)

GLG Partners LP acts as the investment manager of GLG Market Neutral Fund and may be deemed, as of the date hereof, to be the beneficial owner of the Company’s securities or derivative securities held by GLG Market Neutral Fund. GLG Partners Limited is the general partner of GLG Partners LP. GLG Partners, Inc. indirectly wholly owns GLG Partners Limited. The address of this shareholder is 390 Park Avenue, 20th Floor, New York, NY 10022. This information is based on the Schedule 13G filed on January 15, 2009 by GLG Partners LP.

(9)	Includes 8,398,181 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 and includes warrants exercisable for 161,917 shares of Common Stock held by Highbridge International LLC, however pursuant to the terms of these warrants, such warrants cannot be exercised until such time as its holders would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of Common Stock. The address of this shareholder is 9 West 57th Street, 27th Floor, New York, New York 10019. This information is based on the Schedule 13G/A filed on December 2, 2008 by Highbridge Capital Management, LLC.
(10)	Pursuant to an agreement by and between the Company and Highbridge International LLC, Highbridge International LLC may not convert any its 8,398,181 share of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 to the extent that Highbridge International LLC would beneficially own, after such conversion, more than 9.99% of the Company’s outstanding shares of Common Stock. The address of this shareholder is 9 West 57th Street, 27th Floor, New York, New York 10019. This information is based on the Schedule 13G filed on December 2, 2008 and the Schedule 13G/A filed on December 2, 2008 by Highbridge Capital Management, LLC.
(11)

Includes warrants exercisable for 161,917 shares of Common Stock held by Highbridge International LLC, however pursuant to the terms of these warrants, such warrants cannot be exercised until such time as its holders would not beneficially own, after such exercise, more than 4.99% of the outstanding shares of

Common Stock. The address of this shareholder is 9 West 57th Street, 27th Floor, New York, New York 10019. This information is based on the Schedule 13G/A filed on December 2, 2008 by Highbridge Capital Management, LLC.

(12)

Includes 11,346,000 shares of Common Stock issuable upon the conversion of 12.50% Convertible Guaranteed Senior Notes due 2011 and includes warrants exercisable for 153,125 shares of Common Stock held by OrbiMed Advisors, LLC and OrbiMed Capital, LLC. The reporting persons hold the securities on behalf of other persons who have the right to receive, or the power to direct the receipt of dividends from, or proceeds from the sale of, such securities. No one such other person’s interest in the securities whose ownership is reported here relates to more than five percent of the class. OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares and share equivalents issuable from the Company’s Convertible Guaranteed Senior Notes due 2011 and warrants on behalf of Caduceus Capital Master Fund Limited (1,074,000 Common Shares, 4,296,000 Convertible Notes, and 60,625 warrants), Caduceus Capital II, L.P. (976,500 Common Stock, 3,906,000 Convertible Notes, and 43,750 warrants), UBS Eucalyptus Fund, LLC (713,000 Common Stock, 2,852,000 Convertible Notes, and 43,750 warrants), PW Eucalyptus Fund, Ltd. (73,000 Common Stock, 292,000 Convertible Notes, and 5,000 warrants). The Convertible Guaranteed Senior Notes due 2011 and warrants may only be converted to the extent that the conversion would not cause any of the reporting persons to be the beneficial owners of greater than 9.99% of the outstanding shares of the Company’s Common Stock. The address of the reporting person is 767 Third Avenue, 30th Floor, New York, New York 10017. This information is based on the Schedule 13G/A filed on December 11, 2008 by OrbiMed Advisors, LLC and OrbiMed Capital, LLC.

(13)

OrbiMed Advisors, LLC and OrbiMed Capital, LLC may not convert any its 11,346,000 share of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 or its warrants exercisable for 153,125 shares of Common Stock to the extent that the reporting persons would beneficially own, after such conversion, more than 9.99% of the Company’s outstanding shares of Common Stock. The address of the reporting person is 767 Third Avenue, 30th Floor, New York, New York 10017. This information is based on the Schedule 13G/A filed on December 11, 2008 by OrbiMed Advisors, LLC and OrbiMed Capital, LLC.

(14)

Includes warrants exercisable for 153,125 shares of Common Stock held by OrbiMed Advisors, LLC and OrbiMed Capital, LLC. Such warrants may only be converted to the extent that the conversion would not cause any of the reporting persons to be the beneficial owners of greater than 9.99% of the outstanding shares of the Company’s Common Stock. OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares of Common Stock and warrants on behalf of Caduceus Capital Master Fund Limited (1,074,000 Common Shares and 60,625 warrants), Caduceus Capital II, L.P. (976,500 Common Stock and 43,750 warrants), UBS Eucalyptus Fund, LLC (713,000 Common Stock and 43,750 warrants), PW Eucalyptus Fund, Ltd. (73,000 Common Stock and 5,000 warrants). The address of the reporting person is 767 Third Avenue, 30th Floor, New York, New York 10017. This information is based on the Schedule 13G/A filed on December 11, 2008 by OrbiMed Advisors, LLC and OrbiMed Capital, LLC.

(15)	Includes 1,388,889 restricted shares directly held by Paul Royalty Fund Holdings II (“PRFH”) and indirectly held by Paul Royalty Fund II, LP (“PRF”), Paul Royalty Associates II, LP (“PRA”), Paul Royalty Management, LLC (“PRM”) and Paul Capital Advisors, LLC (“PCA”). PRFH directly owns 1,388,889 shares of Common Stock. Includes 1,818,189 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 and 500,000 shares of common stock issued to PRFH in connection with that certain First Amendment dated November 5, 2008 to the Revenue Interest Assignment Agreement by and between the Company, its wholly-owned subsidiary Guardian II Acquisition Corporation and PRFH (the “RIAA Amendment”). PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of Common Stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. This information is based on the joint Schedule 13G filed on August 28, 2006 by PRFH.

(16)	Includes 1,388,889 restricted shares directly held by PRFH and indirectly held by PRF, PRA, PRM and PCA. PRFH directly owns 1,388,889 shares of Common Stock. Includes 500,000 shares of common stock issued to PRFH in connection with the RIAA Amendment. PRF and PRA may be deemed to indirectly own 1,388,889 shares of common stock held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to indirectly own the shares because PRM is the general partner of PRF and PRA. As manager of PRA, PCA exercises voting and dispositive power over investments held by PRA. Includes warrants exercisable for 288,019 shares of Common Stock held by PRFH. PRF and PRA may be deemed to own the warrants held by PRFH because PRF and PRA are the general partners of PRFH. PRM may be deemed to own the warrants because PRM is the general partner of PRF and PRA. This information is based on the joint Schedule 13G filed on August 28, 2006 by PRFH.
(17)

Includes 6,982,280 shares of Common Stock issuable upon the conversion of the Company’s 5% Convertible Promissory Notes due in 2009. The notes are held for the benefit of Maverick Fund USA, Ltd., Maverick Fund II, Ltd., and Maverick Fund, L.D.C. (the “Portfolio Funds”). Maverick Capital, Ltd is a registered investment adviser under the Investment Advisers Act of 1940, as amended and acts as the investment manager for each of the Portfolio Funds and has sole voting and dispositive power over the securities held by the Portfolio Funds. The address of the reporting person is 300 Crescent Court, 18th Floor, Dallas, TX 72501. This information is based on the Company’s January 28, 2009 amendment of its 5% Convertible Promissory Notes due in 2009.

(18)

Includes 6,691,352 shares of Common Stock issuable upon the conversion of the Company’s 5% Convertible Promissory Notes due in 2009. The notes are held by BB BioVentures L.P., (“BB Bioventures”), by MPM BioVentures Parallel Fund, L.P. (“MPM Parallel”) and by MPM Asset Management Investors 1998 LLC (“MPM Investors”). BB BioVentures is under common control with MPM Parallel and MPM Investors. BAB BioVentures L.P. (“BAB BV”), BAB BioVentures NV and MPM BioVentures I LLC (“BioVentures LLC”) are the direct and indirect general partners of BB BioVentures. MPM BioVentures I L.P. (“BioVentures LP”) and BioVentures LLC are the direct and indirect general partners of MPM Parallel. The address of the reporting person is 200 Clarendon Street, 54th Floor, Boston, MA 02116. This information is based on the Company’s January 28, 2009 amendment of its 5% Convertible Promissory Notes due in 2009.

(19)	Includes 2,283,636 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. The address of the reporting person is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. This information is based on the Schedule 13G/A filed on February 3, 2009 by Radcliffe SPC, Ltd. and Radcliffe Capital Management, LP.
(20)	The address of the reporting person is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. This information is based on the Schedule 13G/A filed on February 3, 2009 by Radcliffe SPC, Ltd. and Radcliffe Capital Management, LP.
(21)

Includes 2,000,000 shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. Visium Asset Management, LP has indirect beneficial ownership as the investment manager of pooled investment vehicles. The address of this shareholder is 950 Third Avenue – 29th Floor, New York, NY 10022. This information is based on the Schedule 13F filed on November 7, 2008 and the Schedule 13G/A filed on December 8, 2008 by Visium Asset Management, LP.

(22)

Pursuant to an agreement by and between the Company and Visium Asset Management, LP, Visium Asset Management, LP may not convert its shares of Common Stock issuable upon the conversion of the Company’s 12.50% Convertible Guaranteed Senior Notes due 2011 the extent that after such conversion the reporting persons would beneficially own greater than 9.99% of the outstanding shares of the Company’s Common Stock. Visium Asset Management, LP has indirect beneficial ownership as the investment manager of pooled investment vehicles. The address of this shareholder is 950 Third Avenue – 29th Floor, New York, NY 10022. This information is based on the Schedule 13F filed on November 7, 2008 and the Schedule 13G/A filed on December 8, 2008 by Visium Asset Management, LP.

(23)

Visium Asset Management, LP has indirect beneficial ownership as the investment manager of pooled investment vehicles. The address of this shareholder is 950 Third Avenue – 29th Floor, New York, NY 10022. This information is based on the Schedule 13F filed on November 7, 2008 and the Schedule 13G/A filed on December 8, 2008 by Visium Asset Management, LP.

(24)	Includes 5,307,272 shares of Common Stock issuable upon the conversion of Company’s 12.50% Convertible Guaranteed Senior Notes due 2011. The address of this shareholder is 1001 Tahoe Blvd., Incline Village, NV 89451. This information is based on the Schedule 13G filed on February 5, 2009 by Zazove Associates, LLC.
(25)	The address of this shareholder is 1001 Tahoe Blvd., Incline Village, NV 89451. This information is based on the Schedule 13G filed on February 5, 2009 by Zazove Associates, LLC.
(26)	Includes (i) 2,125 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 150 restricted shares.
(27)	Includes (i) 11,208 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 150 restricted shares.
(28)	Includes (i) 57,561 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 9,523 restricted shares.
(29)	Includes (i) 2,625 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 150 restricted shares.
(30)	Includes (i) 343,036 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 9,073 restricted shares.
(31)	Includes (i) 9,814 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 150 restricted shares.
(32)	Includes (i) 17,843 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 450 restricted shares.
(33)	Includes (i) 19,345 shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 150 restricted shares.
(34)	Includes (i) 463,995 shares of common stock that are issuable upon the exercise of vested options or options that are to become vested within 60 days following April 15, 2009 and (ii) 19,496 restricted shares held by officers and directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Although we have not entered into any financial transactions with any immediate family member of a director or executive officer of our Company, if we were to do so, any such material financial transaction would need to be approved by our Audit Committee. A report is made to our Audit Committee annually disclosing all related parties that are employed by us and related parties that are employed by other companies with whom we had a material relationship during that year, if any. In determining whether to approve or ratify an interested transaction, the Audit Committees takes into account such factors as they deem appropriate, which may include whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

We did not have any reportable related party transaction in fiscal 2007.

We have determined that, in 2006 and 2008, we had the following reportable related transactions described below.

To finance the acquisition of ANTARA capsules in August 2006, we entered into several financing arrangements with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners (“PRF”), in consideration for an aggregate amount of $70.0 million. In connection with such financing arrangements, we agreed to elect one person designated by PRF to our Board following the closing in August of 2006 and to continue to nominate one person designated by PRF for election to our Board by our shareholders. Initially, Greg Brown and Walter Flamenbaum were PRF’s previous representatives and John Leone acted as the PRF’s designee to our Board until his resignation on March 26, 2009. In connection with such financing transaction, we entered into the Revenue Interests Assignment Agreement pursuant to which we sold to PRF the right to receive specified royalties on Oscient’s net sales in the United States (and the net sales of its affiliates and licensees) of

FACTIVE tablets and Guardian II sold to Paul Capital the right to receive specified royalties on Guardian II’s net sales in the United States (and the net sales of its affiliates and licensees) of ANTARA capsules, in each case until December 31, 2016 in exchange for an aggregate of $40 million from Paul Capital. The royalty payable to Paul Capital on net sales of ANTARA and FACTIVE are tiered as follows: 9% for the first $75 million in annual net revenues, 6% for annual net revenues in excess of $75 million, but less than $150 million, and 2% for annual net revenues which exceed $150 million. Once the cumulative royalty payments to Paul Capital exceed $100 million, the royalties become nominal. Further, our wholly owned subsidiary, Guardian II, entered into a Note Purchase Agreement with PRF pursuant to which Guardian II issued and sold a $20,000,000 aggregate principal amount of 12% senior secured note due on the fourth anniversary of the closing date, subject to Guardian II’s option to extend the maturity to the sixth anniversary of the closing date, provided (i) there are no defaults under the note at the time, and (ii) we issue to PRF, at the time of the exercise of such option, a warrant for a number of shares of common stock equal to 10% of the principal balance plus accrued interest divided by $6.94, with an exercise price of $6.94 per share. In connection with such financial agreements, Guardian II and PRF entered into a Security Agreement under which Guardian II granted to PRF a security interest in and to substantially all assets owned by Guardian II (including rights to the ANTARA products) in order to secure its performance under each of the agreements with PRF. As part of the financing, we and PRF also entered into a Common Stock and Warrant Purchase Agreement, pursuant to which, in exchange for $10 million, Oscient sold to PRF 1,388,889 shares of the common stock (as adjusted pursuant to the one-for-eight reverse stock split) at a price of $7.20 per share (as adjusted pursuant to the one-for-eight-reverse stock split) and issued PRF a warrant to purchase 288,019 shares of common stock (as adjusted pursuant to the one-for-eight reverse stock split) at an exercise price of $6.94 per share (as adjusted pursuant to the one-for-eight reverse stock split). The Warrant is exercisable for seven years from the date of closing.

On November 5, 2008 we entered into a First Amendment (the “Amendment”) to the revenue interests assignment agreement. The Amendment provided that PRF consent to the grant by Guardian II of a second-ranking security interest in and to the assets of Guardian II to secure Guardian II’s guarantee of the notes that were issued in the Company’s November 2008 exchange offer. Guardian II granted a first priority security interest to PRF in 2006 in substantially all of its assets in order to secure the obligations of the Company and Guardian II under the revenue interests assignment agreement and the note purchase agreement dated July 21, 2006.

Under the terms of the Amendment, in the event that the sum of the net sales of ANTARA and FACTIVE in the U.S. and the gross margin received by the Company from sales of FACTIVE within its territory outside of the U.S. (for which the definition of Net Revenues has been expanded to include in the Amendment) is less than 85% of certain specified annual sales thresholds, then PRF will be entitled to a (i) 3% increase in the applicable royalty percentage payable on the first $75 million of sales of such products in the applicable year and (ii) 2% increase in the applicable royalty percentage payable on net sales of such products in excess of $75 million and less than $150 million in the applicable year. The specified sales thresholds are $115 million in 2009, $135 million in 2010, $150 million in 2011 and $175 million thereafter through the term. Furthermore, the Amendment provides that in the event that the Company fails to achieve the specified sales threshold in any applicable year, the increased applicable royalty percentage shall also be payable on the net sales of any future drug products acquired or in-licensed by the Company or its subsidiaries. The increase in the applicable percentage payable on net sales shall be limited to a maximum payment to PRF of $2.25 million per year and $15 million during the term of the Agreement, and in no event shall such payment exceed the amount which PRF would have received in the applicable year had the specified sales threshold for that year been achieved.

The Amendment also provides that in the event that the Company or its subsidiaries acquires or in-licenses additional drug products, the Company shall make a one-time milestone payment to PRF of $1.25 million on the second anniversary of the Company’s first commercial sale of such product.

Under the terms of the Amendment, in the event that PRF and the Company determine that the fair market value of the collateral in which PRF has been granted a security interest by Guardian II is less than the Put/Call Price, the Company will elect, in its sole discretion, to either grant PRF a security interest in 25% of each additional drug product acquired or in-licensed by the Company or its subsidiaries, or pay PRF $1.5 million on the second year anniversary of the Company’s first commercial sale of each such product.

The Amendment also provides that any acceleration or failure to pay the notes to be issued in the Company’s November 2008 exchange offer shall be considered a Put Event.

The Company issued to PRF (i) a $2.0 million aggregate principal amount note which was substantially identical to the notes issued in the exchange offer and (ii) 500,000 shares of the Company’s common stock. The Company also has granted certain registration rights to PRF with respect to the note and the shares. Additionally, the Company agreed to amend the exercise price of the common stock purchase warrant dated August 18, 2006 issued to PRF to purchase 288,018 shares of the Company’s common stock to be equal to the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date immediately preceding the closing of the exchange offer.

The Board of Directors has determined that each of Messrs. Reardon, Riedel, Stone, Mattson and Hennessey are independent within the meaning of Rule 4200 of the NASDAQ Stock Market, Inc. listing standards.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the our annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category	Fiscal 2008	% of Total	Fiscal 2007	% of Total
Audit Fees	$1,328,866	85.8%	$746,972	73.2%
Audit-Related Fees	16,494	1.1%	203,447	20.0%
Tax Fees	203,190	13.1%	69,825	6.8%

Total Fees	$1,548,550	100.0%	$1,020,244	100.0%

Audit fees included fees related to services rendered in connection with the annual audit of our consolidated financial statements and our internal control over financial reporting, the quarterly reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, and the reviews of and other services related to the Company’s registration statements and resale registration statements.

Tax fees consisted of tax compliance/preparation and other tax services. Tax compliance/preparation consisted of fees billed for professional services related to federal, state and local tax compliance.

On an on-going basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent registered public accounting firm if the Audit Committee pre-approves the engagement of the independent registered public accounting firm for such projects and services. On a periodic basis, the independent registered public accounting firm reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to a sub-committee of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.

The Audit Committee has considered whether the provision of services to us by Ernst & Young LLP beyond those rendered in connection with its audit and review of our financial statements was compatible with maintaining its independence. On the basis of the relevant facts and circumstances pertaining to the engagement of Ernst & Young LLP by us in connection with its services in fiscal 2007 and 2008, the Audit Committee believes that Ernst & Young LLP satisfied the requirements of independence from the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated November 17, 2003(11)

2.2	Asset Purchase Agreement by and among Reliant Pharmaceuticals, Inc., Guardian II Acquisition Corporation and Oscient Pharmaceuticals Corporation dated July 21, 2006*(24)

3.1	Articles of Organization (as amended through November 15, 2006)(26)

3.2	By-Laws (as amended to date)(19)

4.1	Form of Purchase Warrant issued to Smithfield Fiduciary LLC and the Tail Wind Fund Ltd.(9)

4.2	Form of Common Stock Purchase Warrant dated as of September 29, 2003(10)

4.3	Registration Rights Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

4.4	Form of Indenture dated as of May 10, 2004(17)

4.5	Registration Rights Agreement dated May 10, 2004(17)

4.6	Form of Indenture dated as of May 10, 2004(17)

4.7	Registration Rights Agreement dated May 10, 2004(17)

4.8	Form of Common Stock Purchase Warrant dated April 5, 2006(20)

4.9	Form of Common Stock Purchase Warrant dated August 18, 2006(26)

4.10	Registration Rights Agreement dated August 18, 2006(26)

4.11	Form of Indenture dated as of May 1, 2007(27)

10.1	Incentive Stock Option Plan and Form of Stock Option Certificate(1)

10.2	Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan(2)

10.3	Amendment dated November 4, 1986 to the Genome Therapeutics Corp. (f/k/a Collaborative Research) Incentive Savings Plan dated March 1, 1985(3)

10.4	1991 Stock Option Plan and Form of Stock Option Certificate(4)

10.5	Lease dated June 23, 2004 relating to certain property in Waltham, Massachusetts(26)

10.6	1993 Stock Option Plan and Form of Stock Option Certificate(5)

10.7	1997 Directors’ Deferred Stock Plan(6)

10.8	1997 Stock Option Plan(6)

10.9	Amended and Restated 2001 Incentive Plan(23)

10.10	Stock Option Agreements with Steven M. Rauscher(7)

10.11	Employment Letter with Steven M. Rauscher(8)

10.12	Amendment, Redemption and Exchange Agreement between the Company and The Tail Wind Fund, dated June 4, 2003(9)

10.13	Note Amendment and Exchange Agreement dated November 17, 2003, by and between Genome Therapeutics Corp. and certain creditors of GeneSoft Pharmaceuticals, Inc.(12)

Exhibit No.	Description
10.14	Amendment to Employment Agreement dated as February 5, 2004 between Genome Therapeutics Corp. and Steven M. Rauscher(13)

10.15	Employment letter with Gary Patou, M.D. dated January 11, 2004(13)

10.16	License and Option Agreement dated October 22, 2002 between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.17	Amendment No. 1 to License and Option Agreement dated November 21, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.18	Amendment to No. 2 to License and Option Agreement dated December 6, 2002 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.19	Amendment No. 3 to License and Option Agreement dated October 16, 2004 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(13)

10.20	Genome Therapeutics Corp. Employee Stock Purchase Plan as amended through April 13, 2004(16)

10.21	Genome Therapeutics Corp. 2001 Incentive Plan as amended through April 13, 2004(16)

10.22	Employment Letter with Dominick C. Colangelo dated January 3, 2005(14)

10.23	Amendment to Employment Agreement for Philippe Maitre dated April 18, 2008(32)

10.24	Amendment No. 4 to License and Option Agreement dated March 31, 2005 by and between GeneSoft Pharmaceuticals, Inc. and LG Life Sciences, Ltd.*(15)

10.25	Form of Incentive Stock Option(18)

10.26	Form of Nonstatutory Stock Option(18)

10.27	Form of Restricted Stock Award(18)

10.28	Amended and Restated Employee Stock Purchase Plan (as amended through June 8, 2006)(23)

10.29	Amendment No. 5 to License and Option Agreement dated February 3, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(21)

10.30	Assignment and Termination Agreement dated February 3, 2006 between Vicuron Pharmaceuticals, Inc. and Oscient Pharmaceuticals Corporation(21)

10.31	Sublicensing and Distribution Agreement dated February 6, 2006 by and between Pfizer S.A. de C.V. and Oscient Pharmaceuticals Corporation*(21)

10.32	Form of Purchase Agreement dated April 5, 2006(20)

10.33	Employment Agreement with Philippe M. Maitre dated May 5, 2006(22)

10.34	Amendment to Employment Agreement for Steven M. Rauscher dated May 12, 2006(22)

10.35	Amended and Restated Development, Licensing and Supply Agreement dated July 31, 2006 by and between Ethypharm S.A. and Reliant Pharmaceuticals, Inc.*(24)

10.36	Common Stock and Warrant Purchase Agreement dated July 21, 2006 by and between Oscient Pharmaceuticals Corporation and Paul Royalty Fund Holdings II(25)

10.37	Note Purchase Agreement dated July 21, 2006 by and between Guardian Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

10.38	Revenue Interests Assignment Agreement dated August 18, 2006 by and between Oscient Pharmaceuticals Corporation, Guardian II Acquisition Corporation and Paul Royalty Fund Holdings II*(25)

Exhibit No.	Description
10.39	Amendment No. 7 to License and Option Agreement dated December 27, 2006 by and between Oscient Pharmaceuticals Corporation and LG Life Sciences, Ltd.*(26)

10.40	License, Supply and Marketing Agreement dated December 28, 2006 by and between Oscient Pharmaceuticals Corporation and Menarini International Operation Luxembourg, S.A.*(26)

10.41	2007 Employment Inducement Award Plan(28)

10.42	First Amendment to the Revenue Interests Assignment Agreement dated November 5, 2008 by and among Oscient Pharmaceuticals Corporation, Paul Royalty Fund Holdings II and Guardian II Acquisition Corporation(30)

10.43	First Amendment dated January 28, 2009 to the Note Amendment and Exchange Agreement dated November 17, 2003 by and between Oscient Pharmaceuticals Corporation and certain creditors of Oscient Pharmaceuticals Corporation(31)

12.1	Statement re: Computation of Ratios‡

21.1	Subsidiaries of the Registrant(26)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm‡

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act‡

‡	Filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K (No. 000-10824) and incorporated herein by reference.
*	Confidential treatment requested with respect to a portion of this Exhibit
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 2-75230) dated December 8, 1981 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994 and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s Registration Statement on Forms S-8 (333-49069) dated April 1, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-58274) on April 4, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K on June 5, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K on October 1, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 18, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-111171) on December 15, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-116707) on June 21, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-118026) on August 9, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K on December 27, 2005 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (333-137596) on September 26, 2006 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K on April 12, 2006 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-138309) on October 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K on November 1, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 on October 1, 2007 and incorporated herein by reference.
(29)	Filed as exhibits to the Company’s Registration Statement on Forms S-4 (333-153394) dated September 10, 2008 and incorporated herein by reference.
(30)	Filed as exhibits to the Company’s Registration Statement on Forms S-4 (333-153394) dated November 7, 2008 and incorporated herein by reference.
(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K on February 3, 2008 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

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

Dated: April 29, 2009